Form 10-Q
period 1996-06-30
DEARBORN BANCORP INC /MI/
filed 1996-08-09
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 1996.
                               --------------

Commission file number 000-24478.


                            DEARBORN BANCORP, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

           Michigan                                  38-3073622
           --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                22290 Michigan Avenue, Dearborn, MI 48123-2247
                ----------------------------------------------
              (Address of principal executive office) (Zip Code)

                                (313) 274-1000
                                --------------
             (Registrant's telephone number, including area code)

                                      N/A
                                      ---
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___       No ______


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of July 31, 1996.

             Class                                   Shares Outstanding
             -----                                   ------------------
          Common Stock                                    674,000

                            DEARBORN BANCORP, INC.

                                     INDEX

Part I.  Financial Information:

Item 1.  Financial Statements

         The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are: Page
                                                                        ----
         Consolidated Balance Sheets - June 30, 1996,
         December 31, 1995 and June 30, 1995                               3

         Consolidated Statements of Operations - For the Three and Six
         Months Ended June 30, 1996 and 1995                               4

         Consolidated Statements of Cash Flows - For the Six
         Months Ended June 30, 1996 and 1995                               5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations, Liquidity, and Capital              6-13

Part II. Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 4.   Submission of Matters to a Vote of
                            Security Holders                              14
                  Item 6.   Exhibits and Reports on Form  8-K             14

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in the Rights of the Company's
                            Security Holders
                  Item 3.   Defaults by the Company on its Senior Securities
                  Item 5.   Other Information

SIGNATURES                                                                15



                     DEARBORN BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

(In thousands)                                                      06/30/96          12/31/95          06/30/95
                                                                   (unaudited)       (audited)        (unaudited)
                                                                    -----------      ---------       -----------

ASSETS
Cash and cash equivalents
          Cash and due from banks                                   $      952       $   1,342        $   835
          Federal funds sold                                             2,150           1,200          3,510
                                                                    ----------       ---------        -------
                    Total cash and cash equivalents                      3,102           2,542          4,345

Mortgage loans held for sale                                               170             408          1,184
Investment securities, available for sale                               14,241          10,035          8,168

Loans
          Loans                                                         25,186          19,945         14,082
          Allowance for possible credit losses                            (255)           (204)          (153)
                                                                    ----------       ---------        -------
                    Net loans                                           24,931          19,741         13,929

Bank premises and equipment, net                                         2,118           2,013          1,664
Accrued interest receivable                                                374             290            166
Other assets                                                                89             101             72
                                                                    ----------       ---------        -------
          Total assets                                              $   45,025       $  35,130        $29,528
                                                                    ==========       =========        =======
LIABILITIES
Deposits
          Non-interest bearing deposits                             $    8,276       $   4,073        $ 4,559
          Interest bearing deposits                                     30,704          24,849         18,701
                                                                    ----------       ---------        -------
                    Total deposits                                      38,980          28,922         23,260

Other liabilities
          Mortgage payable                                                 562             569            576
          Accrued interest payable                                          86              92             79
          Other liabilities                                                 95              89             82
                                                                    ----------       ---------        -------
                    Total liabilities                                   39,723          29,672          3,997

STOCKHOLDERS' EQUITY
          Common Stock - 1,000,000 shares authorized,
                   674,000 shares outstanding                            6,521           6,521          6,521
          Accumulated deficit                                           (1,184)         (1,092)        (1,015)
          Net unrealized gain (loss) on securities available
                   for sale                                                (35)             29             25
                                                                    ----------       ---------        -------
                    Total stockholders' equity                           5,302           5,458          5,531

                    Total liabilities and stockholders' equity      $   45,025       $  35,130        $29,528
                                                                    ==========       =========        =======

The accompanying notes are an integral part of these consolidated statements.




                     DEARBORN BANCORP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)                            Three Months Ended            Six Months Ended
                                                                06/30/96     06/30/95       06/30/96      06/30/95
                                                                --------     --------     --------        --------

Interest income
          Interest and fees on loans                          $   562       $   304        $ 1,052        $   556
          Interest on investment securities, available for
           sale                                                   190           107            334            199
          Interest on federal funds and deposits with banks        40            44             61             79
                                                              -------       -------        -------        -------
Total interest income                                             792           455          1,447            834

Interest expense
          Interest on deposits                                    387           215            706            378
          Interest on other liabilities                            11            11             22             22
                                                              -------       -------        -------        -------
                    Total interest expense                        398           226            728            400


                    Net interest income                           394           229            719            434
Provision for possible credit losses                               36            36             54             53
                                                              -------       -------        -------        -------

Net interest income after provision for possible credit
losses                                                            358           193            665            381
                                                              -------       -------        -------        -------

Non-interest income
          Service charges on deposit accounts                      22             9             38             17
          Fees for other services to customers                      3             4              7              9
          Gain on the sale of loans                                26            40             72             53
          Gain on the sale of investment securities                 4            --              4             --
          Other income                                              2             2              5              5
                                                              -------       -------        -------        -------

                    Total non-interest income                      57            55            126             84

Non-interest expenses
          Salaries and employee benefits                          264           207            554            417
          Occupancy and equipment expense                          44            31             94             63
          Advertising and marketing                                28            19             58             37
          Stationery and supplies                                  18            17             33             34
          Professional services                                    16            20             31             36
          FDIC insurance premiums                                   1             7              1             14
          Other operating expenses                                 49            36            112             75
                                                              -------       -------        -------        -------

                    Total non-interest expenses                   420           337            883            676

Loss before provision for federal income tax                       (5)          (89)           (92)          (211)
Provision for federal income tax                                   --            --             --             --
                                                              -------       -------        -------        -------

Net loss                                                          ($5)         ($89)          ($92)         ($211)
                                                              =======       =======        =======        =======

Per share data:
Net loss                                                       ($0.01)       ($0.13)        ($0.14)        ($0.31)

Average number of shares outstanding                          674,000       674,000        674,000        674,000

The accompanying notes are an integral part of these consolidated statements.



                     DEARBORN BANCORP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                                                      Six Months Ended
                                                                              06/30/96              06/30/95
                                                                              --------              --------
Cash flows from operating activities
          Interest and fees received                                          $  1,413              $    860
          Interest paid                                                           (734)                 (377)
          Proceeds from sale of mortgages held for sale                          3,760                 3,453
          Origination of mortgages held for sale                                (3,450)               (4,544)
          Cash paid to suppliers and employees                                    (758)                 (824)
                                                                              --------              --------
          Net cash provided by (used in) operating activities                      231                (1,432)

Cash flows from investing activities
          Proceeds from maturities of securities available for sale              2,000                 1,825
          Proceeds from the sale of securities available for sale                1,709                    --
          Purchases of securities available for sale                            (8,020)               (2,762)
          Increase in loans, net of payments received                           (5,244)               (4,175)
          Purchases of property and equipment                                     (167)                  (79)
                                                                              --------              --------
          Net cash used in investing activities                                 (9,722)               (5,191)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                          4,203                 2,192
          Net increase (decrease) in interest bearing deposits                   5,855                 6,679
          Principal payments on mortgage payable                                    (7)                   (8)
                                                                              --------              --------
          Net cash provided by financing activities                             10,051                 8,863

Increase in cash and cash equivalents                                              560                 2,240
Cash and cash equivalents at the beginning of the period                         2,542                 2,105
                                                                              --------              --------

Cash and cash equivalents at the end of the period                            $  3,102              $  4,345
                                                                              ========              ========

Reconciliation of net loss to net cash provided by (used in)
operating activities
Net loss                                                                          ($92)                ($211)
          Adjustments to reconcile net loss to net cash
                    provided by (used in) operating activities
                    Provision for possible credit losses                            54                    53
                    Depreciation and amortization expense                           65                    47
                    Accretion of discount on investment securities                  (2)                  (32)
                    Amortization of premium on investment securities                47                     4
                    (Gain) on the sale of investment securities                     (4)                  ---
                    (Increase) decrease in mortgages held for sale                 238                (1,144)
                    (Increase) in interest receivable                              (84)                   (5)
                    Increase (decrease) in interest payable                         (6)                   23
                    (Increase) decrease in other assets                              9                   (25)
                    Increase (decrease) in other liabilities                         6                  (142)
                                                                              --------              --------

Net cash provided by (used in) operating activities                           $    231              $ (1,432)
                                                                              ========              ========

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

         The financial statements of Dearborn Bancorp, Inc. (the "Corporation") include the consolidation of its only subsidiary, Community Bank of Dearborn (the "Bank"). The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to practice within the banking industry.

         The unaudited financial statements of the Corporation for the three and six month periods ended June 30, 1996 and 1995 reflect all adjustments, consisting of normal recurring items which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The operating results for the reported periods are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 1995 Annual Report to Stockholders.




PART 1  -  FINANCIAL INFORMATION

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to address significant factors affecting the financial condition and results of operations of the Corporation. The discussion provides a more comprehensive review of the financial position and operating results than can be obtained from a reading of the financial statements and footnotes presented elsewhere in this report.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

ANALYSIS OF BALANCE SHEET AND IMPACT UPON OPERATING RESULTS

Average total assets for the three and six month periods ended June 30, 1996 amounted to $42.4 million and $39.0 million, respectively. Average total asset for the three and six month periods ended June 30, 1995 amounted to $26.3 million and $24.4 million, respectively.

The annualized return on average total assets for the three and six month periods ended June 30, 1996 was (0.05%) and (0.46%), respectively. The annualized return on average total assets for the three and six month periods ended June 30, 1995 was (1.36%) and (1.73%), respectively. The annualized return on average equity for the three and six month periods ended June 30, 1996 was (0.38%) and (3.36%), respectively. The annualized return on average equity for the three and six month periods ended June 30, 1995 was (6.43%) and (7.59%), respectively.

Net interest income was $394,000 and $719,000 for the three and six month periods ended June 30, 1996, respectively. The annualized net interest margin for the three and six month periods ended June 30, 1996, on a tax equivalent basis, was 3.72% and 3.69%, respectively. Net interest income was $229,000 and $434,000 for the three and six month periods ended June 30, 1995, respectively. The annualized net interest margin for the three and six month periods ended June 30, 1995, on a tax equivalent basis, was 3.88% and 3.99%, respectively.


Loans

Major categories of loans included in the loan portfolio are as follows (in thousands):

                                                 06/30/96    12/31/95     06/30/95
                                                 --------    --------     --------
Consumer loans                                   $  5,522    $  4,620     $ 2,607
Commercial, financial, & other                      5,589       5,375       3,901
Commercial real estate construction                   260         961       1,014
Commercial real estate mortgages                    4,501       2,676       1,853
Residential real estate mortgages                   9,314       6,313       4,707
                                                 --------    --------     -------
                                                   25,186      19,945      14,082

Less allowance for possible credit losses             255         204         153
                                                 --------    --------     -------

                                                 $ 24,931    $ 19,741     $13,929
                                                 ========    ========     =======




DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Average total loans for the six month periods ended June 30, 1996 and 1995, amounted to $21.4 million and $11.6 million, respectively. Interest income on total loans was $1,052,000 and $556,000, respectively, as of June 30, 1996 and 1995, resulting in an effective yield of 9.83% and 9.49% on a tax equivalent basis.

Non-Performing Assets and Problem Loans

The following is a summary of non-performing assets and problems loans (in thousands):

                                                        06/30/96             12/31/95             06/30/95
                                                        --------             --------             --------
Non-accrual loans                                       $    9               $   43               $  41
Renegotiated loans                                          --                   --                  --
Other real estate owned                                     --                   --                  --
                                                        ------               ------               -----
                                                        $    9               $   43               $  41
                                                        ======               ======               =====

Allowance and Provision for Possible Credit Losses

The following is an analysis of the allowance for possible credit losses (in thousands):

                                                      06/30/96              06/30/95
                                                      --------              --------
Balance, beginning of year                            $  204                $  100
Provision for possible credit losses
          charged to operations                           54                    53
                                                      ------                ------
                                                         258                   153

Loans charged off                                          3                    --
                                                      ======                ======
Balance, June 30                                      $  255                $  153
                                                      ======                ======
As a percent of total loans                            1.01%                 1.09%
                                                      ======                ======
Ratios  (amounts in thousands):
     Net charge-offs to total loans, annualized        0.02%                   --%

     Average allowance for possible loan losses          219                   115
     Average total loans, gross                       21,409                11,616
     Average allowance to average total loans          1.02%                 0.99%


DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Investment Securities Available for Sale

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                                                        June 30, 1996
                                                                        -------------
                                                                Gross             Gross              Estimated
                                            Amortized         Unrealized        Unrealized             Market
                                              Cost             Gains             Losses                Value
                                            ---------         ----------        ----------           ---------

US Treasury securities                      $   5,273         $      1            ($9)               $  5,265
US Government agency securities                 9,003                3            (30)                  8,976
                                            ---------         --------          ------               --------

          Totals                             $ 14,276         $      4            ($39)              $ 14,241
                                            =========         ========          =======              ========


                                                                        June 30, 1995
                                                                        -------------

                                                                Gross              Gross             Estimated
                                            Amortized         Unrealized        Unrealized             Market
                                               Cost             Gains             Losses                Value
                                            ---------         ----------        ----------           --------
US Treasury securities                      $   7,330         $     28            ($3)               $  7,355
US Government agency securities                   813               --             --                $    813
                                            ---------         --------            ---                --------


          Totals                             $  8,143         $     28            ($3)               $  8,168
                                            =========        =========            ===                ========

Investment securities available for sale averaged $11.5 million and $7.4 million for the six months ended June 30, 1996 and 1995, respectively. Interest income as of June 30, 1996 and 1995 for securities available for sale was $334,000 and $199,000, respectively, which resulted in an effective yield of 5.82% and 5.42%.

Investment Securities Held to Maturity

The Corporation has no investment securities classified in the held to maturity category.


Federal Funds Sold

Federal funds sold averaged $2.3 million and $2.7 million for the six month periods ended June 30, 1996 and 1995, respectively. Income on these short-term assets as of June 30, 1996 and 1995 was $61,000 and $79,000, respectively, which resulted in an effective yield of 5.33% and 5.93%.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Liabilities and Interest Expense

The following is a summary of the distribution of deposits (in thousands):

                                                        06/30/96             12/31/95             06/30/95
                                                        --------             --------             --------
Non-interest bearing:
          Demand                                        $  8,276             $  4,073             $  4,559
                                                        ========             ========             ========

Interest bearing:
          Checking                                      $    735                  676             $    731
          Money market                                     3,777                7,088                2,937
          Savings                                          1,227                1,073                  977
          Time, under $100,000                            13,350                6,673                5,904
          Time, $100,000 and over                         11,615                9,339                8,152
                                                        --------             --------             --------
                                                        $ 30,704             $ 24,849             $ 18,701
                                                        ========             ========             ========


Average total deposits and average interest bearing deposits for the six month period ended June 30, 1996 amounted to $32.9 million and $27.5 million, respectively. In comparison, average total deposits and average interest bearing deposits for the six month period ended June 30, 1995 were $18.1 million and $15.3 million, respectively. Total interest expense for deposits was $706,000 for the six month period ended June 30, 1996, resulting in an effective interest rate of 4.29% on total deposits and 5.16% on interest bearing deposits. In comparison, total interest expense for deposits was $378,000 for the six month period ended June 30, 1995, resulting in an effective yield of 4.20% on total deposits and 4.98% on interest bearing deposits.

For the six month periods ended June 30, 1996 and 1995:

         Non-interest bearing deposits had an average balance of $5.5 million and $2.8 million, respectively.

         Average interest bearing checking deposits were $0.8 million and $0.5 million, respectively, with associated interest expense of $7,000 and $5,000 resulting in an effective interest rate of 1.86% and 1.90%.

         Average money market deposits were $5.5 million and $2.3 million, respectively, with associated interest expense of $118,000 and $47,000 resulting in an effective interest rate of 4.24% and 4.09%.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

         Average savings deposits were $1.2 million and $1.0 million, respectively, with associated interest expense of $15,000 and $12,000 resulting in an effective interest rate of 2.50% and 2.50%.

         Interest bearing time deposits had an average balance of $20.0 million and $11.5 million, respectively, with associated interest expense of $566,000 and $315,000 which resulted in an effective interest rate of 5.68% and 5.52%.

Average interest bearing other liabilities consisted solely of mortgage indebtedness for the six month periods ended June 30, 1996 and 1995. The average balance was $552,000 and $580,000, respectively, with associated interest expense of $22,000 and $22,000 resulting in an effective interest rate of 7.75% and 7.75%.


Non-Interest Income

Total non-interest income for the three month periods ended June 30, 1996 and 1995 amounted to $57,000 and $55,000, respectively. For the six month periods ended June 30, 1996 and 1995, non-interest income totaled $126,000 and $84,000, respectively. The primary component of non-interest income consisted of gain on the sale of residential mortgages in the amount of $26,000 and $72,000 for the three and six month periods ended June 30, 1996, respectively.


Non-Interest Expenses

Total non-interest expenses for the three month periods ended June 30, 1996 and 1995 amounted to $420,000 and $337,000, respectively. For the six month periods ended June 30, 1996 and 1995, non-interest expenses amounted to $883,000 and $676,000, respectively. The largest component of non-interest expenses consisted of salaries and employee benefits. For the six month period ended June 30, 1996 the number of full time equivalent employees was 24, resulting in a salaries and employee benefits expense of $554,000. For the six month period ended June 30, 1995, the number of full time equivalent employees was 20, resulting in a salaries and employee benefits expense of $417,000.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


Rate Sensitivity Analysis / Gap Analysis

The relationship between earning assets and liabilities considered to be interest rate sensitive within given maturity ranges is called the asset or liability funding gap depending on whether such earning assets exceed or are exceeded by interest sensitive liabilities. As of June 30, 1996, total earning assets exceeded interest bearing liabilities by $10.5 million. The excess was funded by non-interest bearing demand deposits and stockholders' equity. The Rate Sensitivity Analysis / Gap Analysis as of June 30, 1996 is presented in the following table.

                                                                 Interest Rate Sensitivity Period
                                                                 --------------------------------

(In thousands)                                   1-90         91-365          1-5            Over
                                                 Days          Days          Years         5 Years          Total
                                               --------       ------         ------        --------        -------
          Federal funds sold                   $ 2,150       $    --         $   --        $    --         $ 2,150
          Mortgage loans held for sale             170            --             --             --             170
          Securities available for sale          3,257         3,028           7,956            --          14,241
          Total loans, net of non-accrual        7,189         5,541          10,921         1,526          25,177
                                               -------       -------         -------       -------         -------
Total earning assets                            12,766         8,569          18,877         1,526          41,738

Interest bearing liabilities
          Total interest bearing deposits        4,583        20,654           5,467            --          30,704
          Mortgage payable                          --            --              --           562             562
                                               -------       -------         -------       -------         -------
Total interest bearing liabilities               4,583        20,654           5,467           562          31,266

Net asset (liability) funding gap                8,183       (12,085)         13,410           964          10,472
                                               -------       -------         -------       -------         -------
Cumulative net asset (liability) funding gap   $ 8,183       $(3,902)        $ 9,508       $10,472         $    --
                                               =======       =======         =======       =======         =======

This table presents earning assets and interest bearing liabilities by maturity or the earliest repricing opportunities. Non-maturity interest bearing deposits are distributed across a basic gap schedule as proposed by FFIEC Financial Institutions Letter 65-93, dated September 20, 1993.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

LIQUIDITY

The Corporation maintains a liquid position. As of June 30, 1996, the Corporation had $2.2 million in federal funds sold and securities classified as available for sale of $14.2 million. Those securities with maturities within one year totaled $6.3 million. Loan repayments provide another source of liquidity. The Corporation is continuing to build a stable customer base of core deposits and has proven the ability to attract deposits within the Corporation's market area. The liquidity of the Corporation and its subsidiary provides flexibility to meet credit-worthy loan requests and deposit fluctuations.


CAPITAL

The Corporation maintains a strong capital base. Consolidated stockholders' equity totaled $5.3 million as of June 30, 1996. Primary capital for the Corporation, consisting of stockholders' equity and the allowance for possible loan losses, totaled $5.6 million. Primary capital to total assets was 12.3%.

The following is a presentation of the Corporation's regulatory capital ratios:

                                                                    Minimum
                                                                   Regulatory
                                            06/30/96               Guidelines
                                            --------               ----------

Risk-Based Capital Ratios
          Tier 1 Capital                    21.30%                 4.00%
          Total Capital                     22.32%                 8.00%
Leverage Ratio                              12.60%                 3.00%


The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. Based on the regulatory ratios at June 30, 1996, the Corporation is well capitalized.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

PART 2  -  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Corporation held its regular annual meeting of stockholders on May 21, 1996. At this meeting, an election was held for four directors, to serve three year terms expiring in 1999. The voting results for each nominee were as follows:

         Nominee                            Total For                    Total Withheld
         -------                            ---------                    --------------
         Wilber M. Brucker, Jr.              480,924                          None
         Bradley F. Keller                   480,924                          None
         Steven M. Kirkpatrick               480,924                          None
         Ronnie J. Story                     480,924                          None


ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)      Financial Statements:

         The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

         Consolidated Balance Sheets - June 30, 1996, December 31, 1995 and
            June 30, 1995

         Consolidated Statements of Operations - For the Three and Six Months
            Ended June 30, 1996 and 1995

         Consolidated Statements of Cash Flows  -  For the Six Months Ended
              June 30, 1996 and 1995

         Notes to Consolidated Financial Statements

(b)      A Form 8-K Report was not filed during the three months ended June
         30, 1996.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Dearborn Bancorp, Inc.
                                 (Registrant)





                              /s/ John E. Demmer
                        -------------------------------
                                John E. Demmer
                     Chairman and Chief Executive Officer




                             /s/ Donald G. Karcher
                        -------------------------------
                               Donald G. Karcher
                     Treasurer and Chief Financial Officer




Date:  August 1, 1996