Form 10-Q
period 1996-09-30
DEARBORN BANCORP INC /MI/
filed 1996-11-04
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 For the Quarterly period ended      September 30, 1996.
                                                 ------------------

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

Yes ___ X ___   No ______


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of October 31, 1996.

           Class                                  Shares Outstanding
           -----                                  ------------------
        Common Stock                                   674,000

                            DEARBORN BANCORP, INC.

                                     INDEX

Part I.   Financial Information:

Item 1.   Financial Statements

          The following consolidated financial statements of Dearborn
          Bancorp, Inc. and its subsidiary included in this report are:   Page
                                                                          ----
          Consolidated Balance Sheets - September 30, 1996,
          December 31, 1995 and September 30, 1995                           3

          Consolidated Statements of Operations - For the Three and Nine
          Months Ended September 30, 1996 and 1995                           4

          Consolidated Statements of Cash Flows - For the Nine
          Months Ended September 30, 1996 and 1995                           5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations, Liquidity, and Capital               6-13

Part II.  Other Information:

   Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

          Item 6.   Exhibits and Reports on Form  8-K                       14

   Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

          Item 1.  Legal Proceedings
          Item 2.  Changes in the Rights of the Company's Security Holders
          Item 3.  Defaults by the Company on its Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information

SIGNATURES                                                                  15


                     DEARBORN BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

(In thousands)                                           09/30/96       12/31/95      09/30/95
                                                        (unaudited)     (audited)    (unaudited)
                                                        -----------     ---------    -----------
ASSETS
Cash and cash equivalents
          Cash and due from banks                         $  2,065      $  1,342      $  1,392
          Federal funds sold                                   900         1,200         3,000
                                                          --------      --------      --------
                    Total cash and cash equivalents          2,965         2,542         4,392

Mortgage loans held for sale                                   260           408            84
Investment securities, available for sale                   11,977        10,035         8,988
Loans
          Loans                                             29,279        19,945        16,926
          Allowance for possible credit losses                (296)         (204)         (170)
                                                          --------      --------      --------
                    Net loans                               28,983        19,741        16,756

Bank premises and equipment, net                             2,103         2,013         1,892
Accrued interest receivable                                    342           290           248
Other assets                                                    78           101            99
                                                          --------      --------      --------

          Total assets                                    $ 46,708      $ 35,130      $ 32,459
                                                          ========      ========      ========

LIABILITIES
Deposits
          Non-interest bearing deposits                   $  6,357      $  4,073      $  4,419
          Interest bearing deposits                         34,179        24,849        21,787
                                                          --------      --------      --------
                    Total deposits                          40,536        28,922        26,206

Other liabilities
          Mortgage payable                                     555           569           573
          Accrued interest payable                             119            92            95
          Other liabilities                                    107            89            59
                                                          --------      --------      --------
                    Total liabilities                       41,317        29,672        26,933

STOCKHOLDERS' EQUITY
          Common Stock - 1,000,000 shares authorized,
                   674,000 shares outstanding                6,521         6,521         6,521
          Accumulated deficit                               (1,124)       (1,092)       (1,007)
          Net unrealized gain (loss) on securities
                   available for sale                           (6)           29            12
                                                          --------      --------      --------
                    Total stockholders' equity               5,391         5,458         5,526

                    Total liabilities and
                          stockholders' equity            $ 46,708      $ 35,130      $ 32,459
                                                          ========      ========      ========

The accompanying notes are an integral part of these consolidated statements.


                     DEARBORN BANCORP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)                    Three Months Ended         Nine Months Ended
                                                       09/30/96     09/30/95     09/30/96       09/30/95
                                                       --------     --------     --------       --------
Interest income
          Interest and fees on loans                 $    648     $     375      $   1,699      $     931
          Interest on investment securities,
              available for sale                          208           132            541            331
          Interest on federal funds and deposits
              with banks                                   17            55             78            135
                                                     --------     ---------      ---------      ---------
                    Total interest income                 873           562          2,318          1,397

Interest expense
          Interest on deposits                            440           274          1,146            652
          Interest on other liabilities                     9            11             31             34
                                                     --------     ---------      ---------      ---------
                    Total interest expense                449           285          1,177            686

                    Net interest income                   424           277          1,141            711
Provision for possible credit losses                       39            22             93             75
                                                     --------     ---------      ---------      ---------

Net interest income after provision for possible
    credit losses                                         385           255          1,048            636
                                                     --------     ---------      ---------      ---------

Non-interest income
          Service charges on deposit accounts              27            10             65             27
          Fees for other services to customers              6             6             13             15
          Gain on the sale of loans                        34            46            107             99
          Gain on the sale of investment
               securities                                   2            19              6             19
          Other income                                      1             3              6              8
                                                     --------     ---------      ---------      ---------
                    Total non-interest income              70            84            197            168

Non-interest expenses
          Salaries and employee benefits                  252           216            805            633
          Occupancy and equipment expense                  57            40            151            103
          Advertising and marketing                        11            11             68             48
          Stationery and supplies                           8            14             42             49
          Professional services                            17            14             48             50
          FDIC insurance premiums                          --            (1)             1             13
          Other operating expenses                         50            37            162            111
                                                     --------     ---------      ---------      ---------
                    Total non-interest expenses           395           331          1,277          1,007

Income (loss) before provision for federal                 60             8            (32)          (203)
    income tax
Provision for federal income tax                           --            --             --             --
                                                     --------     ---------      ---------      ---------

Net income (loss)                                    $     60     $       8      ($     32)     ($    203)
                                                     ========     =========      =========      =========

Per share data:
Net income (loss)                                    $   0.09     $    0.01      ($   0.05)     ($   0.30)

Average number of shares outstanding                  674,000       674,000        674,000        674,000

The accompanying notes are an integral part of these consolidated statements.


                     DEARBORN BANCORP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                                  Nine Months Ended
                                                             09/30/96      09/30/95
                                                             --------      --------
Cash flows from operating activities
          Interest and fees received                         $  2,350      $  1,360
          Interest paid                                        (1,150)         (647)
          Proceeds from sale of mortgages held for sale         5,633         6,635
          Origination of mortgages held for sale               (5,338)       (6,580)
          Cash paid to suppliers and employees                 (1,118)       (1,180)
                                                             --------      --------
          Net cash provided by (used in) operating
              activities                                          377          (412)

Cash flows from investing activities
          Proceeds from maturities of securities
             available for sale                                 5,250         1,825
          Proceeds from the sale of securities
             available for sale                                 3,720         3,249
          Purchases of securities available for sale          (11,003)       (6,825)
          Increase in loans, net of payments received          (9,334)       (7,024)
          Purchases of property and equipment                    (187)         (332)
                                                             --------      --------
          Net cash used in investing activities               (11,554)       (9,107)

Cash flows from financing activities
          Net increase in non-interest bearing deposits         2,284         2,052
          Net increase in interest bearing deposits             9,330         9,765
          Principal payments on mortgage payable                  (14)          (11)
                                                             --------      --------
          Net cash provided by financing activities            11,600        11,806

Increase in cash and cash equivalents                             423         2,287
Cash and cash equivalents at the beginning of the period        2,542         2,105
                                                             --------      --------

Cash and cash equivalents at the end of the period           $  2,965      $  4,392
                                                             ========      ========

Reconciliation of net loss to net cash provided by
          (used in) operating activities
Net loss                                                     ($    32)     ($   203)
          Adjustments to reconcile net loss to net cash
                    used in operating activities
                    Provision for possible credit losses           93            75
                    Depreciation and amortization
                        expense                                   102            73
                    Accretion of discount on investment
                        securities                                 (7)          (45)
                    Amortization of premium on
                        investment securities                      66            18
                    (Gain) on the sale of investment
                        securities                                 (6)          (19)
                    (Increase) decrease in mortgages
                        held for sale                             148           (44)
                    (Increase) in interest receivable             (52)          (87)
                    Increase in interest payable                   27            39
                    (Increase) decrease in other assets            20           (54)
                    Increase (decrease) in other
                        liabilities                                18          (165)
                                                             --------      --------

Net cash provided by (used in) operating activities          $    377      ($   412)
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

        The unaudited financial statements of the Corporation for the three and nine month periods ended September 30, 1996 and 1995 reflect all adjustments, consisting of normal recurring items which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The operating results for the reported periods are not necessarily indicative of results of operations for the entire year.

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




PART I  -  FINANCIAL INFORMATION

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

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

ANALYSIS OF BALANCE SHEET AND IMPACT UPON OPERATING RESULTS

Average total assets for the three and nine month periods ended September 30, 1996 amounted to $46.2 million and $41.4 million, respectively. Average total asset for the three and nine month periods ended September 30, 1995 amounted to $30.9 million and $26.6 million, respectively.

The annualized return on average total assets for the three and nine month periods ended September 30, 1996 was 0.52% and (0.10%), respectively. The annualized return on average total assets for the three and nine month periods ended September 30, 1995 was 0.10% and (1.02%), respectively. The annualized return on average equity for the three and nine month periods ended September 30, 1996 was 4.51% and (0.80%), respectively. The annualized return on average equity for the three and nine month periods ended September 30, 1995 was 0.58% and (4.87%), respectively.

Net interest income was $424,000 and $1,141,000 for the three and nine month periods ended September 30, 1996, respectively. The annualized net interest margin for the three and nine month periods ended September 30, 1996, on a tax equivalent basis, was 3.67% and 3.67%, respectively. Net interest income was $277,000 and $711,000 for the three and nine month periods ended September 30, 1995, respectively. The annualized net interest margin for the three and nine month periods ended September 30, 1995, on a tax equivalent basis, was 3.91% and 3.96%, respectively.


Loans

Major categories of loans included in the loan portfolio are as follows (in thousands):

                                             09/30/96    12/31/95    09/30/95
                                             --------    --------    --------
Consumer loans                                $ 7,263     $ 4,620     $ 4,148
Commercial, financial, & other                  6,183       5,375       4,203
Commercial real estate construction               761         961       1,083
Commercial real estate mortgages                5,226       2,676       2,422
Residential real estate mortgages               9,846       6,313       5,070
                                              -------     -------     -------
                                               29,279      19,945      16,926
Less allowance for possible credit losses         296         204         170
                                              -------     -------     -------
                                              $28,983     $19,741     $16,756
                                              =======     =======     =======

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Average total loans for the nine month periods ended September 30, 1996 and 1995, amounted to $23.3 million and $13.0 million, respectively. Interest income on total loans was $1,699,000 and $931,000, respectively, as of September 30, 1996 and 1995, resulting in an effective yield of 9.72% and 9.58% on a tax equivalent basis.

Non-Performing Assets and Problem Loans

The following is a summary of non-performing assets and problems loans (in thousands):

                            09/30/96   12/31/95   09/30/95
                            --------   --------   --------
Non-accrual loans              $ 9        $43        $22
Renegotiated loans              --         --         --
Other real estate owned         --         --         --
                               ---        ---        ---
                               $ 9        $43        $22
                               ===        ===        ===


Allowance and Provision for Possible Credit Losses

The following is an analysis of the allowance for possible credit losses (in thousands):

                                                       09/30/96          09/30/95
                                                       --------          --------
Balance, beginning of year                             $    204          $    100

Provision for possible credit losses
          charged to operations                              93                75
                                                       --------          --------

                                                            297               175

Loans charged off                                            (3)               (5)
Recoveries of loans charged off                               2                --
                                                       --------          --------

Balance, September 30                                  $    296          $    170
                                                       ========          ========

As a percent of total loans                                1.01%             1.00%
                                                       ========          ========

Ratios  (amounts in thousands):
     Net charge-offs to total loans, annualized              --%             0.03%

     Average allowance for possible loan losses             235               130
     Average total loans, gross                          23,258            12,992
     Average allowance to average total loans              1.01%             1.00%

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Investment Securities Available for Sale

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                                        September 30, 1996
                                     --------------------------------------------------------
                                                      Gross           Gross         Estimated
                                     Amortized      Unrealized     Unrealized         Market
                                        Cost          Gains          Losses           Value
                                     ---------      ----------     ----------       ---------
US Treasury securities                 $ 3,009        $     3        ($    3)        $ 3,009
US Government agency securities          8,974              9            (15)          8,968
                                       -------        -------        -------         -------

          Totals                       $11,983        $    12        ($   18)        $11,977
                                       =======        =======        =======         =======

                                                        September 30, 1996
                                     --------------------------------------------------------
                                                      Gross           Gross         Estimated
                                     Amortized      Unrealized     Unrealized         Market
                                        Cost          Gains          Losses           Value
                                     ---------      ----------     ----------       ---------
US Treasury securities                 $ 5,117        $     9        $    --         $ 5,126
US Government agency securities          3,859              3             --         $ 3,862
                                       -------        -------        -------         -------

          Totals                       $ 8,976        $    12        $     0         $ 8,988
                                       =======        =======        =======         =======



Investment securities available for sale averaged $12.4 million and $7.9 million for the nine months ended September 30, 1996 and 1995, respectively. Interest income as of September 30, 1996 and 1995 for securities available for sale was $541,000 and $331,000, respectively, which resulted in an effective yield of 5.84% and 5.57%.

Investment Securities Held to Maturity

The Corporation has no investment securities classified in the held to maturity category.


Federal Funds Sold

Federal funds sold averaged $1.9 million and $3.1 million for the nine month periods ended September 30, 1996 and 1995, respectively. Income on these short-term assets as of September 30, 1996 and 1995 was $78,000 and $135,000, respectively, which resulted in an effective yield of 5.37% and 5.90%.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Liabilities and Interest Expense

The following is a summary of the distribution of deposits (in thousands):

                                        09/30/96       12/31/95       09/30/95
                                        --------       --------       --------
Non-interest bearing:
          Demand                         $ 6,357        $ 4,073        $ 4,419
                                         =======        =======        =======

Interest bearing:
          Checking                       $   628        $   676        $   587
          Money market                     5,046          7,088          5,246
          Savings                          1,130          1,073            991
          Time, under $100,000            14,612          6,673          6,112
          Time, $100,000 and over         12,763          9,339          8,851
                                         -------        -------        -------

                                         $34,179        $24,849        $21,787
                                         =======        =======        =======


Average total deposits and average interest bearing deposits for the nine month period ended September 30, 1996 amounted to $35.3 million and $29.5 million, respectively. In comparison, average total deposits and average interest bearing deposits for the nine month period ended September 30, 1995 were $20.3 million and $17.1 million, respectively. Total interest expense for deposits was $1,146,000 for the nine month period ended September 30, 1996, resulting in an effective interest rate of 4.32% on total deposits and 5.18% on interest bearing deposits. In comparison, total interest expense for deposits was $652,000 for the nine month period ended September 30, 1995, resulting in an effective yield of 4.28% on total deposits and 5.08% on interest bearing deposits.

For the nine month periods ended September 30, 1996 and 1995:

        Non-interest bearing deposits had an average balance of $5.9 million and $3.2 million, respectively.

        Average interest bearing checking deposits were $0.8 million and $0.6 million, respectively, with associated interest expense of $11,000 and $8,000 resulting in an effective interest rate of 1.86% and 1.92%.

        Average money market deposits were $5.4 million and $3.1 million, respectively, with associated interest expense of $171,000 and $96,000 resulting in an effective interest rate of 4.22% and 4.17%.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

        Average savings deposits were $1.2 million and $1.0 million, respectively, with associated interest expense of $23,000 and $18,000 resulting in an effective interest rate of 2.50% and 2.50%.

        Interest bearing time deposits had an average balance of $22.1 million and $12.6 million, respectively, with associated interest expense of $942,000 and $530,000 which resulted in an effective interest rate of 5.68% and 5.62%.

Average interest bearing other liabilities consisted of mortgage indebtedness and federal funds purchased for the nine month periods ended September 30, 1996 and 1995. The average balance was $567,000 and $577,000, respectively, with associated interest expense of $31,000 and $34,000 resulting in an effective interest rate of 7.75% and 7.75%.


Non-Interest Income

Total non-interest income for the three month periods ended September 30, 1996 and 1995 amounted to $70,000 and $84,000, respectively. For the nine month periods ended September 30, 1996 and 1995, non-interest income totaled $197,000 and $168,000, respectively. The primary component of non-interest income consisted of gain on the sale of residential mortgages in the amount of $34,000 and $107,000 for the three and nine month periods ended September 30, 1996, respectively.


Non-Interest Expenses

Total non-interest expenses for the three month periods ended September 30, 1996 and 1995 amounted to $395,000 and $331,000, respectively. For the nine month periods ended September 30, 1996 and 1995, non-interest expenses amounted to $1,277,000 and $1,007,000, respectively. The largest component of non-interest expenses consisted of salaries and employee benefits. For the nine month period ended September 30, 1996 the number of full time equivalent employees was 24, resulting in a salaries and employee benefits expense of $805,000. For the nine month period ended September 30, 1995, the number of full time equivalent employees was 21, resulting in a salaries and employee benefits expense of $633,000.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


Rate Sensitivity Analysis / Gap Analysis

The relationship between earning assets and liabilities considered to be interest rate sensitive within given maturity ranges is called the asset or liability funding gap depending on whether such earning assets exceed or are exceeded by interest sensitive liabilities. As of September 30, 1996, total earning assets exceeded interest bearing liabilities by $7.7 million. The excess was funded by non-interest bearing demand deposits and stockholders' equity. The Rate Sensitivity Analysis / Gap Analysis as of September 30, 1996 is presented in the following table.

                                                          Interest Rate Sensitivity Period
                                          --------------------------------------------------------------
                                          1-90         91-365            1-5          Over
                                          Days          Days            Years        5 Years       Total
                                          -----        ------           -----        -------       -----
Earning assets
          Federal funds sold            $    900       $     --       $     --      $     --      $    900
          Mortgage loans held for
             sale                            260             --             --            --           260
          Securities available for
             sale                             --          3,001          8,976            --        11,977
          Total loans, net of
             non-accrual                   6,522          7,944         13,935           869        29,270
                                        --------       --------       --------      --------      --------
Total earning assets                       7,682         10,945         22,911           869        42,407

Interest bearing liabilities
          Total interest bearing
             deposits                     13,293         16,351          4,535            --        34,179
          Mortgage payable                    --             --             --           555           555
                                        --------       --------       --------      --------      --------
Total interest bearing liabilities        13,293         16,351          4,535           555        34,734

Net asset (liability) funding gap         (5,611)        (5,406)        18,376           314         7,673
                                        --------       --------       --------      --------      --------

Cumulative net asset (liability)
   funding gap                          ($ 5,611)      ($11,017)      $  7,359      $  7,673      $     --
                                        ========       ========       ========      ========      ========


This table presents earning assets and interest bearing liabilities by maturity or the earliest repricing opportunities. Non-maturity interest bearing deposits are distributed across a basic gap schedule as proposed by FFIEC Financial Institutions Letter 65-93, dated September 20, 1993.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Liquidity

The Corporation maintains a liquid position. As of September 30, 1996, the Corporation had $0.9 million in federal funds sold and securities classified as available for sale of $12.0 million. Those securities with maturities within one year totaled $3.0 million. Loan repayments provide another source of liquidity. The Corporation is continuing to build a stable customer base of core deposits and has proven the ability to attract deposits within the Corporation's market area. The liquidity of the Corporation and its subsidiary provides flexibility to meet credit-worthy loan requests and deposit fluctuations.


Capital

The Corporation maintains a strong capital base. Consolidated stockholders' equity totaled $5.4 million as of September 30, 1996. Primary capital for the Corporation, consisting of stockholders' equity and the allowance for possible credit losses, totaled $5.7 million.
Primary capital to total assets was 12.2%.

The following is a presentation of the Corporation's regulatory capital ratios:


                                             Minimum
                                            Regulatory
                                 09/30/96   Guidelines
                                 --------   ----------
Risk-Based Capital Ratios
          Tier 1 Capital          18.86%      4.00%
          Total Capital           19.89%      8.00%
Leverage Ratio                    11.68%      3.00%


The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. Based on the regulatory ratios at September 30, 1996, the Corporation is well capitalized.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

PART II  -  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)     Financial Statements:

        The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

        Consolidated Balance Sheets - September 30, 1996, December 31, 1995
             and September 30, 1995

        Consolidated Statements of Operations - For the Three and Nine Months
             Ended September 30, 1996 and 1995

        Consolidated Statements of Cash Flows - For the Nine Months Ended
             September 30, 1996 and 1995

        Notes to Consolidated Financial Statements

(b) A Form 8-K Report was not filed during the three months ended September 30, 1996.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Dearborn Bancorp, Inc.
                                 (Registrant)





                              /s/ John E. Demmer
                     ------------------------------------
                                John E. Demmer
                     Chairman and Chief Executive Officer




                             /s/ Donald G. Karcher
                     ------------------------------------
                               Donald G. Karcher
                     Treasurer and Chief Financial Officer




Date:  November 1, 1996