Form 10-K
period 1996-12-31
DEARBORN BANCORP INC /MI/
filed 1997-03-26
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

   X    Annual report pursuant to Section 13 or 15(d) of the Securities
 -------Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

        Transition report pursuant to Section 13 or 15(d) of the Securities --------Exchange Act of 1934 for the transition period from __________ to
        __________

        Commission file number 000-24478.


                            DEARBORN BANCORP, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Michigan                                          38-3073622
-----------------------------------------------------------------------------
 (State or other jurisdiction of                (I.R.S. employer
 incorporation or organization)              identification no.)


                22290 Michigan Avenue, Dearborn, MI 48123-2247
-----------------------------------------------------------------------------
              (Address of principal executive office) (Zip code)

                                (313) 274-1000
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

         Securities registered pursuant to section 12(d) of the Act:

                                                   Name of each exchange on
     Title of each class                               which registered
     -------------------                           ------------------------
           None                                             None

         Securities registered pursuant to section 12(g) of the Act:

                                 Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1997: Common Stock, $8,301,350.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1997: Common Stock, 950,000 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 18, 1997, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

                            DEARBORN BANCORP, INC.
                                  FORM 10-K

                                    PART I

Item 1.   Business

        Dearborn Bancorp, Inc. (the "Holding Company" or the "Registrant") was incorporated as a Michigan corporation on September 30, 1992. Initially, the primary purpose of the Holding Company was to form, own and operate, Community Bank of Dearborn (the "Bank").

The Bank

        The Bank is a commercial bank organized under Michigan law that commenced business on February 28, 1994. The Bank offers a wide range of financial products and services. These include checking accounts, savings accounts, money market accounts, certificates of deposit, business checking, direct deposit, loan services (commercial, consumer, real estate mortgages), travelers' checks, cashiers' checks, wire transfers, safety deposit boxes, collection services, and night depository services. The Bank does not have a trust department.

        As a normal part of the Bank's business, the Bank makes loans to individuals and businesses located within the Bank's market area. The loan policy for the Bank states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank.

        The Bank's loan policy will change from time to time as interest rates, market conditions and competitive factors change. The policy sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes various criteria in granting loans including the ability to pay; the character of the customer; evidence of financial responsibility; purpose of the loan; knowledge of collateral and its value; terms of repayment; source of repayment; payment history; and economic conditions.

        The Bank's primary market area is the cities of Dearborn and Dearborn Heights, Michigan located approximately 15 miles southwest of Detroit in Wayne County, Michigan, with a combined population of approximately 148,000.

        The Dearborn economy is anchored by its largest employer, World Headquarters of Ford Motor Company. Dearborn is also supported by more than 150 other manufacturers and has over 11 million square feet of major office facilities. Dearborn also is served by Fairlane Shopping Center, 3,000 area hotel rooms, and Oakwood Health Services Corporation which employs over 2,200 people.

Competition

        The Holding Company and the Bank compete with numerous existing bank holding companies, commercial banks, savings and loan associations and credit unions that have an established business and customer base in the market area served by the Bank. Other businesses which also compete with the Holding Company and the Bank include finance companies, factors, mortgage brokers, insurance companies, securities brokerage firms, money market mutual funds and private lenders. Most competitors have substantially greater resources than the Holding Company and the Bank.

Supervision and Regulation

        The Holding Company is a registered bank holding company and subject to the supervision of the Federal Reserve System ("Federal Reserve"). The Holding Company is required to file with the Federal Reserve annual reports and such other information as the Federal Reserve may require under the Bank Holding Company Act of 1956, as amended (the "Act"). The Holding Company and the Bank are each subject to examination by the Federal Reserve.

        The Act requires every bank holding company to obtain prior approval of the Federal Reserve before it may merge with or consolidate into another bank holding company, acquire substantially all assets of any bank, or acquire ownership or control of any voting shares of any bank, if after such acquisition, it would own or control, directly or indirectly, more that 5% of the voting shares of such bank holding company or bank. The Federal Reserve may in its discretion approve the acquisition by the Holding Company the voting shares or substantially all assets of a bank located in Michigan and, subject to certain restrictions, located in any other state.

        The Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank, and from engaging in any business other than that of banking, managing and controlling banks and their subsidiaries. Holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve to be closely related to banking or the management or control of banks. Under current regulations of the Federal Reserve, a holding company and its non-bank subsidiaries are permitted to engage in investment management, sales and consumer finance, equipment leasing, data processing, discount securities brokerage, mortgage banking and brokerage, and other activities. These activities are subject to certain limitation imposed by the regulations.

        Transactions between the Holding Company and the Bank are subject to various restrictions imposed by state and federal law. Such transactions include loans and other extensions of credit, purchases of securities, any payments of fees and other distributions. Federal law places restrictions on the amount and nature of loans to executive officers, directors and controlling persons of banks insured by the Federal Deposit Insurance Corporation and holding companies controlling such banks.

        The Bank is a state chartered bank and subject to regulation and examination by the Michigan Financial Institutions Bureau. The Bank also is subject to certain provisions of the Federal Deposit Insurance Act and regulations issued under that act. The regulations affect many activities of the Bank, including the permissible types and amounts of loans, investments, capital adequacy, branching, interest rates payable on deposits, required reserves, and the safety and soundness of the Bank's practices. The Bank is a not a member bank of the Federal Reserve System and is regulated and examined by the Federal Deposit Insurance Corporation.

        A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Stockholders and is incorporated herein by reference.


Item 2.   Properties

        Dearborn Bancorp, Inc. owns a single story commercial / retail office building located at 22290 Michigan Avenue, Dearborn, Michigan. Approximately 74% of the 8,400 square foot building is leased to Community Bank of Dearborn and the remaining space is leased to a non-affiliated tenant.

        Dearborn Bancorp, Inc. also owns a single story commercial / retail office building located at 24935 W. Warren Avenue, Dearborn Heights, Michigan. Approximately 79% of the 3,240 square foot building is leased to Community Bank of Dearborn and the remaining space is leased to a non-affiliated tenant.



Item 3.   Legal Proceedings

        There are no legal proceedings pending against the Holding Company or the Bank.


Item 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 1996.

        Executive Officers of the Holding Company and Bank

        Set forth below are the names and ages of the executive officers of the Holding Company and the Bank, positions held and the years from which held. There are no family relationships among such persons.

        John E. Demmer, 73
        Chairman of the Board, Dearborn Bancorp, Inc. and Community Bank of Dearborn Chairman of the Board and Director of the Parent Company since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. President and Chief Executive Officer of Jack Demmer Ford, Inc. from 1957 to 1994.

        Richard Nordstrom, 69
        President, Dearborn Bancorp, Inc.
        President and Director of the Parent Company since 1992. Director of the Bank since 1993. Chairman of the Board of Nordstrom Samson Associates from 1960 to 1996.

        Donald G. Karcher, 67
        Vice President and Treasurer, Dearborn Bancorp, Inc. Vice President, Treasurer, and Director of the Parent Company since 1992. Director of the Bank since 1993. Chairman of the Board of Karcher Agency, Inc. since 1994. President of Karcher Agency, Inc. from 1965 to 1994.

        Wilber M. Brucker, Jr., 71
        Secretary, Dearborn Bancorp, Inc. and Community Bank of Dearborn Secretary and Director of the Parent Company since 1992. Secretary and Director of the Bank since 1993. Of Counsel, Law Firm of Riley and Roumell from 1989 to 1995.

        Michael J. Ross, 46
        Vice President, Dearborn Bancorp, Inc. President and Chief Executive Officer, Community Bank of Dearborn Vice President and Director of the Parent Company since 1993. President, Chief Executive Officer, and Director of the Bank since 1993. President of Mike Ross and Associates, Inc. from 1992 to 1993.

        Timothy J. Cuttle, 51
        Executive Vice President, Community Bank of Dearborn
        Executive Vice President and Chief Lending Officer of the Bank since 1996. Vice President of Huntington Banks of Michigan from 1990 to 1995.

        Jeffrey L. Karafa, 32
        Vice President and Cashier, Community Bank of Dearborn
        Vice President and Cashier of the Bank since 1996. Assistant Vice President of the Bank from 1994 to 1996. Second Vice President of Michigan National Bank from 1992 to 1994.

        Jeffrey J. Wolber, 41
        Vice President, Community Bank of Dearborn Vice President of the Bank since 1994. Banking Officer and Branch Manager of NBD Bank. from 1990 to 1993.



                                   PART II

Item 5.   Market for Registrant's Common Equity, and Related Stockholder
          Matters

        The information required by this item appears on page 4 of the Corporation's 1996 Annual Report to Stockholders under the caption "Dearborn Bancorp, Inc., Common Stock" and is incorporated by reference herein.

Item 6. Selected Financial Data

        The information required by this item appears on page 5 of the Corporation's 1996 Annual Report to Stockholders under the caption "Summary of Selected Financial Data" and is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages 29 through 34 of the Corporation's 1996 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.


Item 8. Financial Statements and Supplementary Data

        The financial statements included on pages 8 through 28 of the Corporation's 1996 Annual Report to Stockholders are incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There are no changes in or disagreements with accountants on accounting and financial disclosure.


                                   PART III

Item 10.       Directors and Executive Officers of the Registrant

        The information set forth under the caption "Information about Directors and Nominees for Directors" on pages 3 through 5 of the definitive Proxy Statement of the Corporation dated April 18, 1997 is incorporated by reference herein.

        Reference is made to Part I of this report for information as to executive officers of the Corporation and Bank.

Item 11.       Executive Compensation

        The information set forth under the caption "Executive Compensation" on page 6 of the definitive Proxy Statement of the Corporation dated April 18, 1997 is incorporated by reference herein.


Item 12.       Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption "Security Ownership" on pages 2 through 3 of the definitive Proxy Statement of the Corporation dated April 18, 1997 is incorporated by reference herein.


Item 13.       Certain Relationships and Related Transactions

        The information set forth under the caption "Related Transactions" on page 7 of the definitive Proxy Statement of the Corporation dated April 18, 1997 is incorporated by reference herein.


                                   PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1)  Financial Statements

               The following financial statements of the Corporation appear on the indicated pages of the Corporation's 1996 Annual Report to Stockholders and are incorporated by reference in item 8.


               Report of Independent Certified Public Accountants on 1996 and 1995 consolidated financial statements page 8

               Consolidated Balance Sheets                         page 9

               Consolidated Statements of Operations               page 10

               Consolidated Statements of Stockholder's Equity     page 11

               Consolidated Statements of Cash Flows               page 12

               Notes to Consolidated Financial Statements          pages 13-28

           (2)  Financial Statement Schedules

               No schedules are required under this item.

           (3)  Exhibits

               The Exhibits marked with one asterisk below were filed as Exhibits to the Registration Statement of the Registrant on Form S-18 (Registration Number 33-55808) are incorporated herein by reference. Exhibits marked with two asterisks below were filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1993 are incorporated herein by reference. Exhibits marked with three asterisks below were filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1994 are incorporated herein by reference. Exhibits marked with four asterisks below were filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 are incorporated herein by reference, the Exhibit numbers in brackets being those in such Registration Statements.

               (3)(a)*     Articles of Incorporation of Registrant.  [3(a)]

               (3)(b)*     By-Laws of the Registrant.  [3(b)]

               (3)(b)****  By-Laws of the Registrant, As Amended.  [3(b)]

               (10)(a)* Letter re employment of Michael J. Ross by Registrant. [10(a)]

               (10)(b)***  1994 Stock Option Plan.  [10(b)]

               (13)        1996 Annual Report to Stockholders.

               (21)**      Subsidiaries of the Registrant.  [21]

               (23)**      Consent of McEndarffer, Hoke & Bernhard, P.C.  [23]


        (b)  Reports on Form 8-K

               The Corporation filed no reports on Form 8-K during the quarter ended December 31, 1996.

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1997.

                            Dearborn Bancorp, Inc.


                        /s/ John E. Demmer
                By ----------------------------------------
                    (John E. Demmer, Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.


/s/ John E. Demmer       Chairman of the Board, Chief Executive Officer
-------------------       and Director
(John E. Demmer)         (Principal Executive Officer)

/s/ Donald G. Karcher
----------------------   Vice President, Treasurer and Director
(Donald G. Karcher)      (Principal Financial and Accounting Officer)


/s/ Margaret I. Campbell
------------------------    Director
(Margaret I. Campbell)



---------------------       Director
(Michael V. Dorian)



---------------------        Director
(David Himick)


/s/ Bradley F. Keller
----------------------       Director
(Bradley F. Keller)



-------------------------   Director
(Steven M. Kirkpatrick)


/s/ William E. Kreger
----------------------       Director
(William E. Kreger)


/s/ Jeffrey G. Longstreth
-------------------------    Director
(Jeffrey G. Longstreth)


/s/ Richard Nordstrom
----------------------       President
(Richard Nordstrom)          and Director


/s/ Michael J. Ross
---------------------        Vice President
(Michael J. Ross)             and Director



---------------------        Director
(Dr. Robert C. Schwyn)


/s/ Ronnie J. Story
---------------------        Director
(Ronnie J. Story)