Form 10-Q
period 1997-03-31
DEARBORN BANCORP INC /MI/
filed 1997-05-07
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Quarterly period ended     March 31, 1997.
                                               ---------------

Commission file number 000-24478.


                            DEARBORN BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Michigan                                       38-3073622
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


                22290 Michigan Avenue, Dearborn, MI 48123-2247
              --------------------------------------------------
              (Address of principal executive office) (Zip Code)

                                (313) 274-1000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes___X___   No ___


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of April 30, 1997.

                      Class                          Shares Outstanding
                      -----                          ------------------
                    Common Stock                           950,000


                            DEARBORN BANCORP, INC.

                                    INDEX
Part I.      Financial Information:

Item 1.      Financial Statements

             The following consolidated financial statements of Dearborn
             Bancorp, Inc. and its subsidiary included in this report are:
                                                                                        Page
                                                                                        ----
             Consolidated Balance Sheets - March 31, 1997,
             December 31, 1996 and March 31, 1996                                         3

             Consolidated Statements of Operations - For the Three
             Months Ended March 31, 1997 and 1996                                         4

             Consolidated Statements of Cash Flows - For the Three
             Months Ended March 31, 1997 and 1996                                         5

             Notes to Consolidated Financial Statements                                   6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations, Liquidity, and Capital                         7-13

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




                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

(In thousands)                                       03/31/97     12/31/96      03/31/96
                                                    (unaudited)   (audited)     (unaudited)
                                                    -----------   ---------     -----------
ASSETS
Cash and cash equivalents
          Cash and due from banks                     $  1,229    $  2,126    $  1,609
          Federal funds sold                             1,600       5,300       2,100
                                                      --------    --------    --------
                    Total cash and cash equivalents      2,829       7,426       3,709

Mortgage loans held for sale                               334         303        --
Investment securities, available for sale               19,389      10,493      10,022
Loans
          Loans                                         40,119      36,263      20,491
          Allowance for possible credit losses            (405)       (366)       (219)
                                                      --------    --------    --------
                    Net loans                           39,714      35,897      20,272

Bank premises and equipment, net                         2,057       2,080       2,130
Accrued interest receivable                                637         306         279
Other assets                                               122          94          99
                                                      --------    --------    --------

          Total assets                                $ 65,082    $ 56,599    $ 36,511
                                                      ========    ========    ========

LIABILITIES
Deposits
          Non-interest bearing deposits               $  7,806    $  7,583    $  6,164
          Interest bearing deposits                     48,268      39,880      24,289
                                                      --------    --------    --------
                    Total deposits                      56,074      47,463      30,453

Other liabilities
          Mortgage payable                                 549         554         565
          Accrued interest payable                         151         127          91
          Other liabilities                                104         265          58
                                                      --------    --------    --------
                    Total liabilities                   56,878      48,409      31,167

STOCKHOLDERS' EQUITY
          Common stock - 1,000,000 shares
           authorized,
            950,000 shares outstanding in 1997 and
            674,000 shares outstanding in 1996           9,272       6,521       6,521
          Common stock subscribed but unissued,
            276,000 shares in 1996                          --       2,752          --
          Accumulated deficit                             (952)     (1,065)     (1,179)
          Net unrealized gain (loss) on securities
           available for sale                             (116)        (18)          2
                                                      --------    --------    --------
                    Total stockholders' equity           8,204       8,190       5,344

                    Total liabilities and
                    stockholders' equity              $ 65,082    $ 56,599    $ 36,511
                                                      ========    ========    ========

The accompanying notes are an integral part of these consolidated statements.



                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)                Three Months Ended
                                                   03/31/97        03/31/96
                                                  ----------    -------------
Interest income
          Interest and fees on loans               $     869    $     490
          Interest on investment securities,
           available for sale                            229          144
          Interest on federal funds and deposits
           with banks                                     25           21
                                                   ---------    ---------
                    Total interest income              1,123          655

Interest expense
          Interest on deposits                           578          319
          Interest on other liabilities                   11           11
                                                   ---------    ---------
                    Total interest expense               589          330

                    Net interest income                  534          325
Provision for possible credit losses                      39           18
                                                   ---------    ---------

Net interest income after provision for possible         495          307
 credit losses
                                                   ---------    ---------

Non-interest income
          Service charges on deposit accounts             30           16
          Fees for other services to customers             7            4
          Gain on the sale of loans                       34           46
          Other income                                     1            3
                                                   ---------    ---------
                    Total non-interest income             72           69

Non-interest expenses
          Salaries and employee benefits                 281          289
          Occupancy and equipment expense                 51           51
          Advertising and marketing                       30           30
          Stationery and supplies                         17           15
          Professional services                           17           15
          Data processing                                 20           17
          FDIC insurance premiums                         --           --
          Other operating expenses                        63           46
                                                   ---------    ---------
                    Total non-interest expenses          479          463

Income (loss) before income taxes benefit                 88          (87)
Income tax benefit                                       (25)          --
                                                   ---------    ---------

Net income (loss)                                  $     113     $    (87)
                                                   =========    =========

Per share data:
Net income (loss)                                  $    0.12     $  (0.13)

Average number of shares outstanding                 950,000      674,000

The accompanying notes are an integral part of these consolidated statements.



                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                                Three Months Ended
                                                            03/31/97    03/31/96
                                                            --------    --------
Cash flows from operating activities
          Interest and fees received                        $    830    $    689
          Interest paid                                         (565)       (331)
          Proceeds from sale of mortgages held for sale        2,654       2,185
          Origination of mortgages held for sale              (2,651)     (1,731)
          Cash paid to suppliers and employees                  (607)       (446)
          Net cash provided by (used in) operating           --------    --------
           activities                                           (339)        366

Cash flows from investing activities
          Proceeds from maturities of securities
           available for sale                                  3,000       2,000
          Proceeds from sales of securities available
           for sale                                              595          --
          Purchases of securities available for sale         (12,592)     (2,033)
          Increase in loans, net of payments received         (3,856)       (546)
          Purchases of property and equipment                    (11)       (147)
                                                            --------    --------
          Net cash used in investing activities              (12,864)       (726)

Cash flows from financing activities
          Net increase in non-interest bearing deposits          223       2,091
          Net increase (decrease) in interest bearing
           deposits                                            8,388        (560)
          Principal payments on mortgage payable                  (5)         (4)
                                                            --------    --------
          Net cash provided by financing activities            8,606       1,527

Increase (decrease) in cash and cash equivalents              (4,597)      1,167
Cash and cash equivalents at the beginning of the period       7,426       2,542
                                                            --------    --------

Cash and cash equivalents at the end of the period          $  2,829    $  3,709
                                                            ========    ========

Reconciliation of net income (loss) to net cash used in
           operating activities
Net income (loss)                                           $    113     $   (87)
          Adjustments to reconcile net income (loss) to
            net cash used in operating activities
                    Provision for possible credit losses          39          18
                    Depreciation and amortization expense         35          32
                    Accretion of discount on investment
                     securities                                   (2)         --
                    Amortization of premium on
                     investment securities                         5          16
                    (Increase) decrease in mortgages
                      held for sale                              (31)        408
                    (Increase) decrease in interest
                      receivable                                (331)         11
                    Increase (decrease) in interest
                     payable                                      24          (1)
                    (Increase) in other assets                   (30)         --
                    (Decrease) in other liabilities             (161)        (31)
                                                            --------    --------

Net cash provided by (used in) operating activities         $  (339)   $    366
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

        The unaudited financial statements of the Corporation for the three month periods ended March 31, 1997 and 1996 reflect all adjustments, consisting of normal recurring items which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

        The consolidated financial statements included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 1996 Annual Report to Stockholders.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

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



ANALYSIS OF BALANCE SHEET AND IMPACT UPON OPERATING RESULTS

Average total assets for the three month periods ended March 31, 1997 and 1996 amounted to $59.7 million and $35.6 million, respectively.

The annualized return on average total assets for the three periods ended March 31, 1997 and 1996 was 0.76% and (0.97%), respectively. The annualized return on average equity for the three month periods ended March 31, 1997 and 1996 was 5.56% and (6.40%), respectively.

Net interest income was $534,000 and $325,000 for the three month periods ended March 31, 1997 and 1996, respectively. The annualized net interest margin for the three month periods ended March 31, 1997 and 1996, on a tax equivalent basis, was 3.62% and 3.65%, respectively.

Loans

Major categories of loans included in the loan portfolio are as follows (in thousands):

                                            03/31/97  12/31/96  03/31/96
                                            --------  --------  --------
Consumer loans                              $ 9,544   $ 8,877   $ 4,486
Commercial, financial, & other                7,161     7,199     6,007
Commercial real estate construction           2,571     1,971       442
Commercial real estate mortgages              8,034     6,384     2,615
Residential real estate mortgages            12,809    11,832     6,941
                                            -------   -------   -------

                                             40,119    36,263    20,491
Less allowance for possible credit losses       405       366       219
                                            -------   -------   -------

                                            $39,714   $35,897   $20,272
                                            =======   =======   =======


DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Average total loans for the three month periods ended March 31, 1997 and 1996 amounted to $38.5 million and $20.5 million, respectively. Interest income on total loans was $869,000 and $490,000, respectively, as of March 31, 1997 and 1996, resulting in an effective yield of 9.16% and 9.53% on a tax equivalent basis.

Non-Performing Assets and Problem Loans

The following is a summary of non-performing assets and problems loans (in thousands):

                                  03/31/97   12/31/96     03/31/96

Non-accrual loans                   $6         $8          $35
Renegotiated loans                  --         --           --
Other real estate owned             --         --           --
                                   ----       ----         ----

                                    $6         $8          $35
                                   ====      =====         ====


Allowance and Provision for Possible Credit Losses

The following is an analysis of the allowance for possible credit losses (in thousands):

                                                  03/31/96   03/31/96
                                                  --------   --------
Balance, beginning of year                        $   366    $   204

Provision for possible credit losses
          charged to operations                        39         18
                                                  -------    -------

                                                      405        222

Loans charged off                                      --           3
                                                  -------    -------

Balance, March 31                                 $   405    $   219
                                                  =======    =======

As a percent of total loans                          1.07%      1.07%
                                                  =======    =======

Ratios  (amounts in thousands):
     Net charge-offs to total loans, annualized       ---%       ---%

     Average allowance for possible loan losses       378        210
     Average total loans, gross                    38,466     20,543
     Average allowance to average total loans        0.98%      1.02%

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Investment Securities Available for Sale

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                                          March 31, 1997
                                    ------------------------------------------------------------
                                                      Gross          Gross          Estimated
                                     Amortized      Unrealized     Unrealized        Market
                                       Cost           Gains          Losses           Value
                                    ----------      ----------     ----------       ---------

US Treasury securities              $ 3,001            $---          $ (29)         $ 2,972
US Government agency securities      16,503               1            (87)          16,417
                                    -------         -------         -------         --------

          Totals                    $19,504            $  1          $(116)         $19,389
                                    =======         =======         =======         ========


                                                          March 31, 1996
                                    ------------------------------------------------------------
                                                      Gross          Gross          Estimated
                                     Amortized      Unrealized     Unrealized        Market
                                        Cost          Gains          Losses           Value
                                    ----------     -----------     ----------       ------------
US Treasury securities              $ 4,986            $ 7           $  (9)         $ 4,984
US Government agency securities       5,034             10              (6)           5,038
                                    --------        -------         -------         -------

          Totals                    $10,020            $17           $ (15)         $10,022
                                    ========        =======         =======         =======


Investment securities available for sale averaged $15.5 million and $9.9 million for the three months ended March 31, 1996 and 1995, respectively. Interest income as of March 31, 1997 and 1996 for securities available for sale was $229,000 and $144,000, respectively, which resulted in an effective yields of 6.00% and 5.83%.

Investment Securities Held to Maturity

The Corporation has no investment securities classified in the held to maturity category.


Federal Funds Sold

Federal funds sold averaged $1.8 million and $1.6 million for the three month periods ended March 31, 1997 and 1996, respectively. Income on these short-term assets as of March 31, 1997 and 1996 was $25,000 and $21,000, respectively, which resulted in an effective yields of 5.68% and 5.25%.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Liabilities and Interest Expense

The following is a summary of the distribution of deposits (in thousands):

                                    03/31/97  12/31/96  03/31/96
                                    --------  --------  --------
Non-interest bearing:
          Demand                    $ 7,806   $ 7,583   $ 6,164
                                    =======   =======   =======


Interest bearing:
          Checking                  $   797   $   977   $   773
          Money market                6,432     5,977     4,634
          Savings                     1,379     1,240     1,135
          Time, under $100,000       23,700    19,048     8,044
          Time, $100,000 and over    15,960    12,638     9,703
                                    -------   -------   -------

                                    $48,268   $39,880   $24,289
                                    =======   =======   =======


Average total deposits and average interest bearing deposits for the three month period ended March 31, 1997 amounted to $50.7 million and $43.6 million, respectively. In comparison, average total deposits and average interest bearing deposits for the three month period ended March 31, 1996 were $29.5 million and $24.8 million, respectively. Total interest expense for deposits was $578,000 for the three month period ended March 31, 1997, resulting in an effective interest rate of 4.62% on total deposits and 5.37% on interest bearing deposits. In comparison, total interest expense for deposits was $319,000 for the three month period ended March 31, 1996, resulting in an effective yield of 4.33% on total deposits and 5.16% on interest bearing deposits.

For the three month periods ended March 31, 1997 and 1996:

        Non-interest bearing deposits had an average balance of $7.1 million and $4.7 million, respectively.

        Average interest bearing checking deposits were $0.9 million and $0.7 million, respectively, with associated interest expense of $4,000 and $3,000 resulting in an effective interest rate of 1.88% and 1.88%.

        Average money market deposits were $7.1 million and $5.7 million, respectively, with associated interest expense of $72,000 and $61,000 resulting in an effective interest rate of 4.17% and 4.28%.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

        Average savings deposits were $1.3 million and $1.2 million, respectively, with associated interest expense of $8,000 and $7,000 resulting in an effective interest rate of 2.50% and 2.50%.

        Interest bearing time deposits had an average balance of $34.4 million and $17.1 million, respectively, with associated interest expense of $493,000 and $247,000 which resulted in an effective interest rate of 5.82% and 5.76%.

Average interest bearing other liabilities consisted of mortgage indebtedness and federal funds purchased for the three month periods ended March 31, 1997 and 1996. The average balance was $552,000 and $567,000, respectively, with associated interest expense of $11,000 and $11,000 resulting in an effective interest rate of 7.75% and 7.75%.


Non-Interest Income

Total non-interest income for the three month periods ended March 31, 1995 and 1996 amounted to $72,000 and $69,000, respectively. The primary component of non-interest income consisted of gain on the sale of residential mortgages in the amount of $34,000 and $46,000 for the three month periods ended March 31, 1997 and 1996, respectively.


Non-Interest Expenses

Total non-interest expenses for the three month periods ended March 31, 1997 and 1996 amounted to $479,000 and $463,000, respectively. The largest component of non-interest expenses consisted of salaries and employee benefits. For the three month period ended March 31, 1997 the number of full time equivalent employees was 25, resulting in a salaries and employee benefits expense of $281,000. For the three month period ended March 31, 1996, the number of full time equivalent employees was 25, resulting in a salaries and employee benefits expense of $289,000.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


Rate Sensitivity Analysis / Gap Analysis

The relationship between earning assets and liabilities considered to be interest rate sensitive within given maturity ranges is called the asset or liability funding gap depending on whether such earning assets exceed or are exceeded by interest sensitive liabilities. As of March 31, 1997, total earning assets exceeded interest bearing liabilities by $12.6 million. The excess was funded by non-interest bearing demand deposits and stockholders' equity. The Rate Sensitivity Analysis / Gap Analysis as of March 31, 1997 is presented in the following table.

                                                    Interest Rate Sensitivity Period
                                         -------------------------------------------------------
In thousands)                              1-90      91-365       1-5      Over
                                           Days       Days       Years    5 Years      Total
                                         ---------- ---------- -------------------- ------------
Earning assets
          Federal funds sold              $  1,600    $    --    $     --   $     --   $  1,600
          Mortgage loans held for sale         334         --          --         --        334
          Securities available for sale      2,001      1,993      15,395         --     19,389
          Total loans, net of
           non-accrual                       9,961      7,081      22,142        929     40,113
                                          --------   --------    --------   --------   --------
Total earning assets                        13,896      9,074      37,537        929     61,436

Interest bearing liabilities
          Total interest bearing            13,510     18,809      15,948         --     48,267
           deposits
          Mortgage payable                      --         --          --        549        549
                                          --------   --------    --------   --------   --------
Total interest bearing liabilities          13,510     18,809      15,948        549     48,816

Net asset (liability) funding gap              386     (9,735)     21,589        380   $ 12,620
                                          --------   --------    --------   --------   ========

Cumulative net asset (liability)
 funding gap                             $    386    $(9,349)   $ 12,240   $ 12,620
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

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

LIQUIDITY

The Corporation maintains a liquid position. As of March 31, 1997, the Corporation had $1.6 million in federal funds sold and securities classified as available for sale of $19.4 million. Those securities with maturities within one year totaled $4.0 million. Loan repayments provide another source of liquidity. The Corporation is continuing to build a stable customer base of core deposits and has proven the ability to attract deposits within the Corporation's market area. The liquidity of the Corporation and its subsidiary provides flexibility to meet credit-worthy loan requests and deposit fluctuations.


CAPITAL

The Corporation maintains a strong capital base. Consolidated stockholders' equity totaled $8.2 million as of March 31, 1997. Primary capital for the Corporation, consisting of stockholders' equity and the allowance for possible loan losses, totaled $8.6 million. Primary capital to total assets was 13.2%.

The following is a presentation of the Corporation's regulatory capital ratios:

                                                   Minimum
                                                   Regulatory
                              03/31/97   03/31/96  Guidelines
                              --------   --------  ----------
Risk-Based Capital Ratios
          Tier 1 Capital      21.19%     25.91%     4.00%
          Total Capital       22.22%     26.97%     8.00%
Leverage Ratio                13.95%     14.64%     4.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. Based on the regulatory ratios at March 31, 1997, the Corporation is well capitalized.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

PART 2  -  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)     Financial Statements:

        The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

        Consolidated Balance Sheets - March 31, 1997, December 31, 1996 and
             March 31, 1996

        Consolidated Statements of Operations  -  For the Three Months Ended
             March 31, 1997 and 1996

        Consolidated Statements of Cash Flows  -  For the Three Months Ended
             March 31, 1997 and 1996

        Notes to Consolidated Financial Statements

(b)     A Form 8-K Report was not filed during the three months ended March
        31, 1997.

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



                            Dearborn Bancorp, Inc.
                                 (Registrant)





                             /s/ John E. Demmer
                    ------------------------------------
                                John E. Demmer
                    Chairman and Chief Executive Officer




                           /s/ Donald G. Karcher
                    -------------------------------------
                              Donald G. Karcher
                    Treasurer and Chief Financial Officer




Date:  May 1, 1997