Form 10-Q
period 1997-06-30
DEARBORN BANCORP INC /MI/
filed 1997-08-06
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934   For the Quarterly period ended June 30, 1997.
                                             --------------

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

Yes_ X___    No ______


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

                                                                                    Page
                                                                                    ----
               Consolidated Balance Sheets - June 30, 1997,
               December 31, 1996 and June 30, 1996                                   3

               Consolidated Statements of Operations - For the Three and Six
               Months Ended June 30, 1997 and 1996                                   4

               Consolidated Statements of Cash Flows - For the Six
               Months Ended June 30, 1997 and 1996                                   5

               Notes to Consolidated Financial Statements                            6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations, Liquidity, and Capital                  6-13

Part II.              Other Information:

        Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

               Item 4.   Submission of Matters to a Vote of Security Holders        14
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




                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS



(In thousands)                                          06/30/97       12/31/96       06/30/96
                                                      (unaudited)     (audited)      (unaudited)
                                                      -------------  -------------  --------------
ASSETS
Cash and cash equivalents
          Cash and due from banks                       $  2,059       $  2,126       $    952
          Federal funds sold                               1,300          5,300          2,150
                                                        --------       --------       --------
                    Total cash and cash equivalents        3,359          7,426          3,102

Mortgage loans held for sale                                  61            303            170
Investment securities, available for sale                 19,479         10,493         14,241
Loans
          Loans                                           43,136         36,263         25,186
          Allowance for possible credit losses              (436)          (366)          (255)
                                                        --------       --------       --------
                    Net loans                             42,700         35,897         24,931

Bank premises and equipment, net                           2,098          2,080          2,118
Accrued interest receivable                                  549            306            374
Other assets                                                 140             94             89
                                                        --------       --------       --------

          Total assets                                  $ 68,386       $ 56,599       $ 45,025
                                                        ========       ========       ========

LIABILITIES
Deposits
          Non-interest bearing deposits                 $  9,711       $  7,583       $  8,276
          Interest bearing deposits                       49,362         39,880         30,704
                                                        --------       --------       --------
                    Total deposits                        59,073         47,463         38,980

Other liabilities
          Mortgage payable                                   545            554            562
          Accrued interest payable                           178            127             86
          Other liabilities                                  155            265             95
                                                        --------       --------       --------
                    Total liabilities                     59,951         48,409         39,723

STOCKHOLDERS' EQUITY
          Common stock - 3,000,000 shares authorized,
                   950,000 shares outstanding in
                   1997 and  674,000 shares
                   outstanding in 1996                     9,272          6,521          6,521
          Common stock subscribed but unissued,
                   276,000 shares in 1996                   --            2,752           --
          Accumulated deficit                               (807)        (1,065)        (1,184)
          Net unrealized gain (loss) on securities
           available for sale                               (30)           (18)           (35)
                                                        --------       --------       --------
                    Total stockholders' equity             8,435          8,190          5,302

                    Total liabilities and
                      stockholders' equity              $ 68,386       $ 56,599       $ 45,025
                                                        ========       ========       ========

The accompanying notes are an integral part of these consolidated statements.




                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)               Three Months Ended       Six Months Ended
                                                   06/30/97    06/30/96    06/30/97    06/30/96
                                                  ----------- ----------- ----------- ------------
Interest income
          Interest and fees on loans                    $958        $562      $1,827       $1,052
          Interest on investment securities,
           available for sale                            302         190         531          334
          Interest on federal funds and
           deposits with banks                            36          40          61           61
                    Total interest income              1,296         792       2,419        1,447
                                                       -----         ---       -----        -----

Interest expense
          Interest on deposits                           690         387       1,268          706
          Interest on other liabilities                   11          11          21           22
                                                       -----         ---       -----        -----
                    Total interest expense               701         398       1,289          728

                    Net interest income                  595         394       1,130          719
Provision for possible credit losses                      34          36          73           54
                                                       -----         ---       -----        -----

Net interest income after provision for
 possible credit losses                                  561         358       1,057          665
                                                       -----         ---       -----        -----

Non-interest income
          Service charges on deposit accounts             29          22          59           38
          Fees for other services to customers             5           3          12            7
          Gain on the sale of loans                       34          26          68           72
          Gain on the sale of investment
           securities                                    ---           4         ---            4
          Other income                                     2           2           3            5
                                                       -----         ---       -----        -----
                    Total non-interest income             70          57         142          126

Non-interest expenses
          Salaries and employee benefits                 310         264         590          554
          Occupancy and equipment expense                 47          44          97           94
          Advertising and marketing                       26          28          56           58
          Stationery and supplies                         13          18          30           33
          Professional services                           26          16          43           31
          Data processing                                 24          16          44           33
          FDIC insurance premiums                          3           1           3            1
          Other operating expenses                        72          33         138           79
                                                       -----         ---       -----        -----
                    Total non-interest expenses          521         420       1,001          883

Income (loss) before provision for income taxes          110         (5)         198          (92)
Income tax benefit                                       (35)        ---         (60)         ---
                                                       -----         ---       -----        -----
Net income (loss)                                       $145        ($5)        $258         ($92)
                                                       =====         ===       =====        =====

Per share data:
Net income (loss)                                      $0.15     ($0.01)       $0.27      ($0.14)

Average number of shares outstanding                 950,000    674,000      950,000     674,000

The accompanying notes are an integral part of these consolidated statements.




                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                        Six Months Ended
                                                     06/30/97          06/30/96
                                                     --------          --------
Cash flows from operating activities
     Interest and fees received                      $  2,250    $  1,413
     Interest paid                                     (1,238)       (734)
     Proceeds from sale of mortgages held for
      sale                                              4,720       3,760
     Origination of mortgages held for sale            (4,410)     (3,450)
     Cash paid to suppliers and employees              (1,025)       (758)
                                                     --------    --------
     Net cash provided by operating activities            297         231

Cash flows from investing activities
     Proceeds from maturities of securities
      available for sale                                5,000       2,000
     Proceeds from sales of securities available
      for sale                                            595       1,709
     Purchases of securities available for sale       (14,598)     (8,020)
     Increase in loans, net of payments received       (6,876)     (5,244)
     Purchases of property and equipment                  (86)       (167)
                                                     --------    --------
     Net cash used in investing activities            (15,965)     (9,722)

Cash flows from financing activities
     Net increase in non-interest bearing
      deposits                                          2,128       4,203
     Net increase in interest bearing deposits          9,482       5,855
     Principal payments on mortgage payable                (9)         (7)
                                                     --------    --------
     Net cash provided by financing activities         11,601      10,051

Increase (decrease) in cash and cash equivalents       (4,067)        560
Cash and cash equivalents at the beginning of the
 period                                                 7,426       2,542
                                                     --------    --------
Cash and cash equivalents at the end of the period   $  3,359    $  3,102
                                                     ========    ========

Reconciliation of net income (loss) to net cash
 provided by operating activities
Net income (loss)                                    $    258    $    (92)
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities
          Provision for possible credit
           losses                                          73          54
          Depreciation and amortization
           expense                                         71          65
          Accretion of discount on
           investment securities                           (4)         (2)
          Amortization of premium on
           investment securities                            8          47
          (Gain) on sale of investment
           securities                                      --          (4)
          Decrease in mortgages held for                  242         238
           sale
          (Increase) in interest receivable              (243)        (84)
          Increase (decrease) in interest
           payable                                         51          (6)
          (Increase) decrease in other
           assets                                         (49)          9
          Increase (decrease) in other
           liabilities                                   (110)          6
                                                     --------    --------

Net cash provided by operating activities            $    297    $    231
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

        The unaudited financial statements of the Corporation for the three and six month periods ended June 30, 1997 and 1996 reflect all adjustments, consisting of normal recurring items which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The operating results for the reported periods are not necessarily indicative of results of operations for the entire year.

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

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

ANALYSIS OF BALANCE SHEET AND IMPACT UPON OPERATING RESULTS

Average total assets for the three and six month periods ended June 30, 1997 amounted to $67.4 million and $63.4 million, respectively. Average total asset for the three and six month periods ended June 30, 1996 amounted to $42.4 million and $39.0 million, respectively.

The annualized return on average total assets for the three and six month periods ended June 30, 1997 was 0.86% and 0.81%, respectively. The annualized return on average total assets for the three and six month periods ended June 30, 1996 was (0.05%) and (0.46%), respectively. The annualized return on average equity for the three and six month periods ended June 30, 1997 was 7.00% and 6.39%, respectively. The annualized return on average equity for the three and six month periods ended June 30, 1996 was (0.38%) and (3.36%), respectively.

Net interest income was $595,000 and $1,130,000 for the three and six month periods ended June 30, 1997, respectively. The annualized net interest margin for the three and six month periods ended June 30, 1997, on a tax equivalent basis, was 3.53% and 3.56%, respectively. Net interest income was $394,000 and $719,000 for the three and six month periods ended June 30, 1996, respectively. The annualized net interest margin for the three and six month periods ended June 30, 1996, on a tax equivalent basis, was 3.72% and 3.69%, respectively.


Loans

Major categories of loans included in the loan portfolio are as follows (in thousands):

                                            06/30/97  12/31/96  06/30/96
                                            --------  --------  --------
Consumer loans                              $11,159   $ 8,877   $ 5,522
Commercial, financial, & other                7,032     7,199     5,589
Commercial real estate construction           2,490     1,971       260
Commercial real estate mortgages              8,122     6,384     4,501
Residential real estate mortgages            14,333    11,832     9,314
                                            -------   -------   -------

                                             43,136    36,263    25,186
Less allowance for possible credit losses       436       366       255
                                            -------   -------   -------

                                            $42,700   $35,897   $24,931
                                            =======   =======   =======


DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Average total loans for the six month periods ended June 30, 1997 and 1996, amounted to $40.0 million and $21.4 million, respectively. Interest income on total loans was $1,827,000 and $1,052,000, respectively, as of June 30, 1997 and 1996, resulting in an effective yield of 9.14% and 9.83% on a tax equivalent basis.

Non-Performing Assets and Problem Loans

The following is a summary of non-performing assets and problems loans (in thousands):

                                  06/30/97         12/31/96         06/30/96
                                  --------         --------         --------
Non-accrual loans                     $5               $8               $9
Renegotiated loans                    --               --               --
Other real estate owned               --               --               --
                                     ---              ---              ---

                                      $5               $8               $9
                                      ==               ==               ==


Allowance and Provision for Possible Credit Losses

The following is an analysis of the allowance for possible credit losses (in thousands):


                                               06/30/97       06/30/96
                                               --------       --------


Balance, beginning of year                      $   366    $   204
Provision for possible credit losses
          charged to operations                      73         54
                                                -------    -------
                                                    439        258
Loans charged off                                     3          3
                                                -------    -------
Balance, June 30                                $   436    $   255
                                                =======    =======
As a percent of total loans                        1.01%      1.01%
                                                =======    =======
Ratios  (amounts in thousands):
     Net charge-offs to total loans,
      annualized                                   0.01%      0.02%

     Average allowance for possible loan
      losses                                        398        219
     Average total loans, gross                  40,000     21,409
     Average allowance to average total loans      1.00%      1.02%

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Investment Securities Available for Sale


The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                                           June 30, 1997
                                   ---------------------------------------------------------------
                                                      Gross            Gross         Estimated
                                     Amortized      Unrealized      Unrealized         Market
                                       Cost           Gains           Losses           Value
                                     ---------      ----------      ----------       ---------
US Treasury securities               $ 3,006         $ 8               $ (9)         $ 3,005
US Government agency securities       16,503           8                (37)          16,474
                                     -------        -----              ----          -------
          Totals                     $19,509         $16               $(46)         $19,479
                                     =======        =====              ====          =======

                                                           June 30, 1996
                                   ---------------------------------------------------------------
                                                      Gross            Gross         Estimated
                                     Amortized      Unrealized      Unrealized         Market
                                       Cost           Gains           Losses           Value
                                     ---------      ----------      ----------       ---------
US Treasury securities               $ 5,273         $1                $(9)          $5,265
US Government agency securities        9,003          3                (30)           8,976
                                     -------        ----               ----          -------
          Totals                     $14,276         $4                $(39)         $14,241
                                     =======        =====              ====          =======


Investment securities available for sale averaged $17.5 million and $11.5 million for the six months ended June 30, 1997 and 1996, respectively. Interest income as of June 30, 1997 and 1996 for securities available for sale was $531,000 and $334,000, respectively, which resulted in an effective yield of 6.14% and 5.82%.

Investment Securities Held to Maturity

The Corporation has no investment securities classified in the held to maturity category.


Federal Funds Sold

Federal funds sold averaged $2.1 million and $2.3 million for the six month periods ended June 30, 1997 and 1996, respectively. Income on these short-term assets as of June 30, 1997 and 1996 was $61,000 and $61,000, respectively, which resulted in an effective yield of 5.72% and 5.33%.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Liabilities and Interest Expense

The following is a summary of the distribution of deposits (in thousands):

                                             06/30/97      12/31/96     06/30/96
                                             --------      --------     --------
Non-interest bearing:
          Demand                               $ 9,711      $ 7,583      $ 8,276
                                               =======      =======      =======


Interest bearing:
          Checking                             $   738      $   977      $   735
          Money market                           5,487        5,977        3,777
          Savings                                1,375        1,240        1,227
          Time, under $100,000                  24,672       19,048       13,350
          Time, $100,000 and over               17,090       12,638       11,615
                                               -------      -------      -------

                                               $49,362      $39,880      $30,704
                                               =======      =======      =======


Average total deposits and average interest bearing deposits for the six month period ended June 30, 1997 amounted to $54.5 million and $47.1 million, respectively. In comparison, average total deposits and average interest bearing deposits for the six month period ended June 30, 1996 were $32.9 million and $27.5 million, respectively. Total interest expense for deposits was $1,268,000 for the six month period ended June 30, 1997, resulting in an effective interest rate of 4.65% on total deposits and 5.42% on interest bearing deposits. In comparison, total interest expense for deposits was $706,000 for the six month period ended June 30, 1996, resulting in an effective yield of 4.29% on total deposits and 5.16% on interest bearing deposits.

For the six month periods ended June 30, 1997 and 1996:

        Non-interest bearing deposits had an average balance of $7.4 million and $5.5 million, respectively.

        Average interest bearing checking deposits were $0.9 million and $0.8 million, respectively, with associated interest expense of $8,000 and $7,000 resulting in an effective interest rate of 1.87% and 1.86%.

        Average money market deposits were $7.3 million and $5.5 million, respectively, with associated interest expense of $151,000 and $118,000 resulting in an effective interest rate of 4.11% and 4.24%.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

        Average savings deposits were $1.3 million and $1.2 million, respectively, with associated interest expense of $16,000 and $15,000 resulting in an effective interest rate of 2.50% and 2.50%.

        Interest bearing time deposits had an average balance of $37.6 million and $20.0 million, respectively, with associated interest expense of $1,092,000 and $566,000 which resulted in an effective interest rate of 5.81% and 5.68%.

Average interest bearing other liabilities consisted of mortgage indebtedness and federal funds purchased for the six month periods ended June 30, 1997 and 1996. The average balance was $550,000 and $552,000, respectively, with associated interest expense of $21,000 and $22,000 resulting in an effective interest rate of 7.75% and 7.75%.


Non-Interest Income

Total non-interest income for the three month periods ended June 30, 1997 and 1996 amounted to $70,000 and $57,000, respectively. For the six month periods ended June 30, 1997 and 1996, non-interest income totaled $142,000 and $126,000, respectively. The primary component of non-interest income consisted of gain on the sale of residential mortgages in the amount of $34,000 and $68,000 for the three and six month periods ended June 30, 1997, respectively.


Non-Interest Expenses

Total non-interest expenses for the three month periods ended June 30, 1997 and 1996 amounted to $521,000 and $420,000, respectively. For the six month periods ended June 30, 1997 and 1996, non-interest expenses amounted to $1,001,000 and $883,000, respectively. The largest component of non-interest expenses consisted of salaries and employee benefits. For the six month period ended June 30, 1997 the number of full time equivalent employees was 26, resulting in a salaries and employee benefits expense of $590,000. For the six month period ended June 30, 1996, the number of full time equivalent employees was 24, resulting in a salaries and employee benefits expense of $554,000.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


Rate Sensitivity Analysis / Gap Analysis

The relationship between earning assets and liabilities considered to be interest rate sensitive within given maturity ranges is called the asset or liability funding gap depending on whether such earning assets exceed or are exceeded by interest sensitive liabilities. As of June 30, 1997, total earning assets exceeded interest bearing liabilities by $14.1 million. The excess was funded by non-interest bearing demand deposits and stockholders' equity. The Rate Sensitivity Analysis / Gap Analysis as of June 30, 1997 is presented in the following table.

                                                     Interest Rate Sensitivity Period
                                         ----------------------------------------------------------
                                            1-90      91-365       1-5        Over
                                            Days       Days       Years     5 Years       Total
                                         ----------- ---------- ---------------------- ------------
Earning assets
          Federal funds sold              $  1,300       $ --        $ --       $ --   $  1,300
          Mortgage loans held for sale          61         --          --         --         61
          Securities available for sale      1,000        999      17,480         --     19,479
          Total loans, net of
           non-accrual                      11,275      6,358      24,712        786     43,131
                                          --------   --------    --------   --------   --------
Total earning assets                        13,636      7,357      42,192        786     63,971

Interest bearing liabilities
          Total interest bearing            12,744     20,688      15,930       --       49,362
          deposits
          Mortgage payable                    --         --          --          545        545
                                          --------   --------    --------   --------   --------
Total interest bearing liabilities          12,744     20,688      15,930        545     49,907

Net asset (liability) funding gap              892    (13,331)     26,262        241   $ 14,064
                                          --------   --------    --------   --------   ========
Cumulative net asset (liability)
funding gap                               $    892   $(12,439)   $ 13,823   $ 14,064
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

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

LIQUIDITY

The Corporation maintains a liquid position. As of June 30, 1997, the Corporation had $1.3 million in federal funds sold and securities classified as available for sale of $19.5 million. Those securities with maturities within one year totaled $2.0 million. Loan repayments provide another source of liquidity. The Corporation is continuing to build a stable customer base of core deposits and has proven the ability to attract deposits within the Corporation's market area. The liquidity of the Corporation and its subsidiary provides flexibility to meet credit-worthy loan requests and deposit fluctuations.


CAPITAL

The Corporation maintains a strong capital base. Consolidated stockholders' equity totaled $8.4 million as of June 30, 1997. Primary capital for the Corporation, consisting of stockholders' equity and the allowance for possible loan losses, totaled $8.9 million. Primary capital to total assets was 13.0%.

The following is a presentation of the Corporation's regulatory capital ratios:

                                                                                Minimum
                                                                              Regulatory
                                 06/30/97              06/30/96               Guidelines
                                 --------              --------               ----------
  Risk-Based Capital Ratios
            Tier 1 Capital      19.90%                 21.30%                    4.00%
            Total Capital       20.92%                 22.32%                    8.00%
  Leverage Ratio                12.56%                 12.60%                    4.00%


The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. Based on the regulatory ratios at June 30, 1997, the Corporation is well capitalized.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

PART 2  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Corporation held its regular annual meeting of stockholders on May 20, 1997. At this meeting, an election was held for four directors, to serve three year terms expiring in 2000. The voting results for each nominee were as follows:

        Nominee                     Total For                    Total Withheld
        -------                     ---------                    --------------
        David Himick                  755,697                      None
        William E. Kreger             755,807                      None
        Jeffrey G. Longstreth         756,307                      None
        Michael J. Ross               756,307                      None

        In addition, the stockholders were asked to approve two proposals.

        A proposal to amend the articles of incorporation to increase the number of authorized shares of common stock from 1,000,000 to 3,000,000 shares was approved as follows:
        voted yes  738,200;  voted no  13,566;  abstained  7,500.

        A proposal to amend the 1994 stock option plan to (a) make available an additional 100,000 shares of common stock for issuance and to (b) eliminate the provision in the plan which provides that no person may be granted more than 10% of the number of shares available for issuance during the aggregate term of the plan was approved as follows:
        voted yes  696,343;  voted no  26,277;  abstained  10,411.

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)(1)  Financial Statements:

        The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

        Consolidated Balance Sheets - June 30, 1997, December 31, 1996 and
         June 30, 1996

        Consolidated Statements of Operations - For the Three and Six Months
         Ended June 30, 1997 and 1996

        Consolidated Statements of Cash Flows - For the Six Months Ended June
         30, 1997 and 1996

        Notes to Consolidated Financial Statements

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


(a)(2)  Exhibits

        The Exhibits below are filed as Exhibits to the Registration Statement of the Registrant on Form S-18 (Registration Number 33-55808) are incorporated herein by reference.

        (3)(a)   Articles of Incorporation of Registrant,
                 As Amended                                         Exhibit I

        (10)(b)  1994 Stock Option Plan, As Amended                 Exhibit II

(b)     A Form 8-K Report was not filed during the three months ended
         June 30, 1997.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Dearborn Bancorp, Inc.
                                 (Registrant)





                              /s/ John E. Demmer
                                 ------------------------
                                John E. Demmer
                     Chairman and Chief Executive Officer




                            /s/ Donald G. Karcher
                                -------------------------
                              Donald G. Karcher
                    Treasurer and Chief Financial Officer




Date:  August 1, 1997