Form 10-Q
period 1997-09-30
DEARBORN BANCORP INC /MI/
filed 1997-11-10
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 For the Quarterly period ended September 30, 1997.
                                            -------------------


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

Yes __X__   No ______


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of October 31, 1997.

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
                                                                                        Page
                                                                                        ----
               Consolidated Balance Sheets - September 30, 1997,
               December 31, 1996 and September 30, 1996                                    3

               Consolidated Statements of Operations - For the Three and Nine
               Months Ended September 30, 1997 and 1996                                    4

               Consolidated Statements of Cash Flows - For the Nine
               Months Ended September 30, 1997 and 1996                                    5

               Notes to Consolidated Financial Statements                                  6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations, Liquidity, and Capital                        6-13

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
               Item 4.   Submission of Matter to a Vote of Security Holders
               Item 5.   Other Information

SIGNATURES                                                                                15




                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


(In thousands)                                     09/30/97         12/31/96         09/30/96
                                                  (unaudited)       (audited)       (unaudited)
                                                  -----------       ---------       -----------
ASSETS
Cash and cash equivalents
          Cash and due from banks                    $  1,412       $  2,126       $  2,065
          Federal funds sold                            4,150          5,300            900
                                                     --------       --------       --------
           Total cash and cash equivalents              5,562          7,426          2,965


Mortgage loans held for sale                              190            303            260
Investment securities, available for sale              23,942         10,493         11,977
Loans
          Loans                                        47,106         36,263         29,279
          Allowance for possible credit losses           (475)          (366)          (296)
                                                     --------       --------       --------
                    Net loans                          46,631         35,897         28,983

Bank premises and equipment, net                        2,208          2,080          2,103
Accrued interest receivable                               555            306            342
Other assets                                              183             94             78
                                                     --------       --------       --------

          Total assets                               $ 79,271       $ 56,599       $ 46,708
                                                     ========       ========       ========

LIABILITIES
Deposits
          Non-interest bearing deposits              $  8,900       $  7,583       $  6,357
          Interest bearing deposits                    60,835         39,880         34,179
                                                     --------       --------       --------
                    Total deposits                     69,735         47,463         40,536

Other liabilities
          Mortgage payable                                541            554            555
          Accrued interest payable                        242            127            119
          Other liabilities                               187            265            107
                                                     --------       --------       --------
                    Total liabilities                  70,705         48,409         41,317

STOCKHOLDERS' EQUITY
  Common stock - 3,000,000 shares authorized,
    950,000 shares outstanding in 1997 and
    674,000 shares outstanding in 1996                  9,272          6,521          6,521

  Common stock subscribed but unissued,
    276,000 shares in 1996                               --            2,752           --
    Accumulated deficit                                 (651)        (1,065)        (1,124)
    Net unrealized loss on securities
    available for sale                                   (55)           (18)            (6)
                                                    --------       --------        --------
                 Total stockholders' equity             8,566          8,190          5,391

       Total liabilities and stockholders' equity    $ 79,271       $ 56,599       $ 46,708
                                                     ========       ========       ========


The accompanying notes are an integral part of these consolidated statements.



                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


(In thousands, except per share data)               Three Months Ended       Nine Months Ended
                                                   09/30/97    09/30/96    09/30/97    09/30/96
                                                   --------    --------    --------    --------
Interest income
          Interest and fees on loans              $   1,031    $     648   $   2,859    $   1,699
          Interest on investment securities,
           available for sale                           313          208         844          541
          Interest on federal funds and
           deposits with banks                           55           17         116           78
                                                  ---------    ---------   ---------    ---------
                    Total interest income             1,399          873       3,819        2,318

Interest expense
          Interest on deposits                          769          440       2,037        1,146
          Interest on other liabilities                  11            9          32           31
                                                  ---------    ---------   ---------    ---------
                    Total interest expense              780          449       2,069        1,177

                    Net interest income                 619          424       1,750        1,141
Provision for possible credit losses                     39           39         112           93
                                                  ---------    ---------   ---------    ---------

Net interest income after provision for
possible credit losses                                  580          385       1,638        1,048
                                                  ---------    ---------   ---------    ---------

Non-interest income
          Service charges on deposit accounts            34           27          93           65
          Fees for other services to customers            7            6          19           13
          Gain on the sale of loans                      32           34         100          107
          Gain on the sale of investment
            securities                                   13            2          13            6
          Other income                                    1            1           4            6
                                                  ---------    ---------   ---------    ---------
                    Total non-interest income            87           70         229          197

Non-interest expenses
          Salaries and employee benefits                309          252         900          805
          Occupancy and equipment expense                83           57         180          151
          Advertising and marketing                      27           11          83           68
          Stationery and supplies                        21            8          52           42
          Professional services                          21           17          64           48
          Data processing                                21           15          65           48
          FDIC insurance premiums                         2         --             5            1
          Other operating expenses                       67           35         203          114
                                                  ---------    ---------   ---------    ---------
                    Total non-interest expenses         551          395       1,552        1,277

Income (loss) before provision for income taxes         116           60         315          (32)
Income tax benefit                                      (40)        --          (100)        --
                                                  ---------    ---------   ---------    ---------

Net income (loss)                                 $     156    $      60   $     415     $    (32)
                                                  =========    =========   =========    =========

Per share data:
Net income (loss)                                 $    0.16    $    0.09   $    0.44     $  (0.05)

Average number of shares outstanding                950,000      674,000     950,000      674,000

The accompanying notes are an integral part of these consolidated statements.


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


(In thousands)                                                 Nine Months Ended
                                                              09/30/97    09/30/96
                                                              --------    --------
Cash flows from operating activities
          Interest and fees received                          $  3,686    $  2,350
          Interest paid                                         (1,954)     (1,150)
          Proceeds from sale of mortgages held
           for sale                                              7,908       5,633
          Origination of mortgages held for sale                (7,695)     (5,338)
          Cash paid to suppliers and employees                  (1,508)     (1,118)
          Net cash provided by operating                       --------    --------
            activities                                             437         377

Cash flows from investing activities
          Proceeds from maturities of securities
           available for sale                                   15,000       5,250
          Proceeds from sales of securities
           available for sale                                    2,613       3,720
          Purchases of securities available for
           sale                                                (31,093)    (11,003)
          Increase in loans, net of payments
           received                                            (10,846)     (9,334)
          Purchases of property and equipment                     (234)       (187)
                                                               --------    --------
          Net cash used in investing activities                (24,560)    (11,554)

Cash flows from financing activities
          Net increase in non-interest bearing deposits          1,317       2,284
          Net increase in interest bearing deposits             20,955       9,330
          Principal payments on mortgage payable                   (13)        (14)
                                                              --------    --------
          Net cash provided by financing activities             22,259      11,600

Increase (decrease) in cash and cash equivalents                (1,864)        423
Cash and cash equivalents at the beginning of the
 period                                                          7,426       2,542
                                                              --------    --------
Cash and cash equivalents at the end of the period            $  5,562    $  2,965
                                                              ========    ========
Reconciliation of net income (loss) to net cash
provided by operating activities
Net income(loss)                                              $    415     $   (32)
     Adjustments to reconcile net income
      (loss) to net cash provided by operating activities
           Provision for possible credit losses                    112          93
           Depreciation and amortization expense                   111         102
           Accretion of discount on investment securities           (7)         (7)
           Amortization of premium on investment securities         12          66
           (Gain) on sale of investment securities                 (13)         (6)
           Decrease in mortgages held for sale                     113         148
           (Increase) in interest receivable                      (249)        (52)
           Increase in interest payable                            115          27
           (Increase) decrease in other assets                     (94)         20
           Increase (decrease) in other liabilities                (78)         18
                                                              --------    --------
Net cash provided by operating activities                     $    437    $    377
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

        The unaudited financial statements of the Corporation for the three and nine month periods ended September 30, 1997 and 1996 reflect all adjustments, consisting of normal recurring items which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The operating results for the reported periods are not necessarily indicative of results of operations for the entire year.

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

B.      New Accounting Pronouncement

        The Financial Accounting Standards Board has recently issued Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosures of earnings per share in the financial statements.

PART 1  -  FINANCIAL INFORMATION
--------------------------------

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

ANALYSIS OF BALANCE SHEET AND IMPACT UPON OPERATING RESULTS

Average total assets for the three and nine month periods ended September 30, 1997 amounted to $73.1 million and $66.8 million, respectively. Average total asset for the three and nine month periods ended September 30, 1996 amounted to $46.2 million and $41.4 million, respectively.

The annualized return on average total assets for the three and nine month periods ended September 30, 1997 was 0.85% and 0.83%, respectively. The annualized return on average total assets for the three and nine month periods ended September 30, 1996 was 0.52% and (0.10%), respectively. The annualized return on average equity for the three and nine month periods ended September 30, 1997 was 7.33% and 6.63%, respectively. The annualized return on average equity for the three and nine month periods ended September 30, 1996 was 4.51% and (0.80%), respectively.

Net interest income was $619,000 and $1,750,000 for the three and nine month periods ended September 30, 1997, respectively. The annualized net interest margin for the three and nine month periods ended September 30, 1997, on a tax equivalent basis, was 3.39% and 3.49%, respectively. Net interest income was $424,000 and $1,141,000 for the three and nine month periods ended September 30, 1996, respectively. The annualized net interest margin for the three and nine month periods ended September 30, 1996, on a tax equivalent basis, was 3.67% and 3.67%, respectively.


Loans
-----

Major categories of loans included in the loan portfolio are as follows (in thousands):

                                            09/30/97     12/31/96     09/30/96
                                            --------     --------     --------
Consumer loans                              $12,341       $ 8,877     $ 7,263
Commercial, financial, & other                8,180         7,199       6,183
Commercial real estate construction           1,765         1,971         761
Commercial real estate mortgages              8,560         6,384       5,226
Residential real estate mortgages            16,260        11,832       9,846
                                            -------       -------     -------

                                             47,106        36,263      29,279
Less allowance for possible credit losses       475           366         296
                                            -------       -------     -------

                                            $46,631       $35,897     $28,983
                                            =======       =======     =======

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Average total loans for the nine month periods ended September 30, 1997 and 1996, amounted to $41.1 million and $23.3 million, respectively. Interest income on total loans was $2,859,000 and $1,699,000, respectively, as of September 30, 1997 and 1996, resulting in an effective yield of 9.26% and 9.72% on a tax equivalent basis.

Non-Performing Assets and Problem Loans
---------------------------------------

The following is a summary of non-performing assets and problems loans (in thousands):

                                 09/30/97         12/31/96         09/30/96
                                 --------         --------         --------
Non-accrual loans                   $9             $8               $9
Renegotiated loans                  --             --               --
Other real estate owned             --             --               --
                                 ------          ------            ----
                                    $9             $8               $9
                                 ======          ======            ====


Allowance and Provision for Possible Credit Losses
--------------------------------------------------

The following is an analysis of the allowance for possible credit losses (in thousands):

                                                  09/30/97       09/30/96
                                                  --------       --------
Balance, beginning of year                        $    366     $    204

Provision for possible credit losses
          charged to operations                        112           93
                                                  --------     --------

                                                       478          297

Loans charged off                                       (3)          (3)
Recoveries of loans charged off                       --              2
                                                  --------     --------

Balance, September 30                             $    475     $    296
                                                  ========     ========

As a percent of total loans                           1.01%        1.01%
                                                  ========     ========

Ratios  (amounts in thousands):
     Net charge-offs to total loans, annualized       ---%         ---%

     Average allowance for possible loan losses        413          235
     Average total loans, gross                     41,145       23,258
     Average allowance to average total loans         1.00%        1.01%

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Investment Securities Available for Sale

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                                         September 30, 1997
                                     -----------------------------------------------------------
                                                       Gross          Gross        Estimated
                                      Amortized     Unrealized      Unrealized       Market
                                         Cost          Gains          Losses         Value
                                      ------------  -----------     ----------     -------------
US Treasury securities                    $ 2,000             $2           $ (2)        $ 2,000
US Government agency securities            21,997            ---            (55)         21,942
                                         --------        -------           ----         -------
          Totals                          $23,997             $2           $(57)        $23,942
                                          =======        =======           ====         =======


                                                         September 30, 1996
                                     -----------------------------------------------------------
                                                       Gross          Gross        Estimated
                                      Amortized     Unrealized      Unrealized       Market
                                         Cost          Gains          Losses         Value
                                      ------------  -----------     ----------     -------------
US Treasury securities                    $ 3,009            $ 3          $  (3)        $ 3,009
US Government agency securities             8,974              9            (15)          8,968
                                         --------        -------           ----         -------
          Totals                          $11,983            $12          $ (18)        $11,977
                                          =======        =======           ====         =======


Investment securities available for sale averaged $18.4 million and $12.4 million for the nine months ended September 30, 1997 and 1996, respectively. Interest income as of September 30, 1997 and 1996 for securities available for sale was $844,000 and $541,000, respectively, which resulted in an effective yield of 6.41% and 5.84%.

Investment Securities Held to Maturity
--------------------------------------

The Corporation has no investment securities classified in the held to maturity category.


Federal Funds Sold
------------------

Federal funds sold averaged $2.8 million and $1.9 million for the nine month periods ended September 30, 1997 and 1996, respectively. Income on these short-term assets as of September 30, 1997 and 1996 was $116,000 and $78,000, respectively, which resulted in an effective yield of 5.52% and 5.37%.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

Liabilities and Interest Expense
--------------------------------

The following is a summary of the distribution of deposits (in thousands):

                                   09/30/97   12/31/96  09/30/96
                                   --------   --------  --------
Non-interest bearing:
          Demand                    $ 8,900   $ 7,583   $ 6,357
                                    =======   =======   =======

Interest bearing:
          Checking                  $   756   $   977   $   628
          Money market                5,924     5,977     5,046
          Savings                     1,371     1,240     1,130
          Time, under $100,000       32,726    19,048    14,612
          Time, $100,000 and over    20,058    12,638    12,763
                                    -------   -------   -------

                                    $60,835   $39,880   $34,179
                                    =======   =======   =======


Average total deposits and average interest bearing deposits for the nine month period ended September 30, 1997 amounted to $57.6 million and $49.8 million, respectively. In comparison, average total deposits and average interest bearing deposits for the nine month period ended September 30, 1996 were $35.3 million and $29.5 million, respectively. Total interest expense for deposits was $2,037,000 for the nine month period ended September 30, 1997, resulting in an effective interest rate of 4.72% on total deposits and 5.45% on interest bearing deposits. In comparison, total interest expense for deposits was $1,146,000 for the nine month period ended September 30, 1996, resulting in an effective yield of 4.32% on total deposits and 5.18% on interest bearing deposits.

For the nine month periods ended September 30, 1997 and 1996:

        Non-interest bearing deposits had an average balance of $7.8 million and $5.9 million, respectively.

        Average interest bearing checking deposits were $0.8 million and $0.8 million, respectively, with associated interest expense of $12,000 and $11,000 resulting in an effective interest rate of 1.89% and 1.86%.

        Average money market deposits were $7.2 million and $5.4 million, respectively, with associated interest expense of $222,000 and $171,000 resulting in an effective interest rate of 4.11% and 4.22%.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

        Average savings deposits were $1.4 million and $1.2 million, respectively, with associated interest expense of $25,000 and $23,000 resulting in an effective interest rate of 2.50% and 2.50%.

        Interest bearing time deposits had an average balance of $40.4 million and $22.1 million, respectively, with associated interest expense of $1,778,000 and $942,000 which resulted in an effective interest rate of 5.87% and 5.68%.

Average interest bearing other liabilities consisted of mortgage indebtedness and federal funds purchased for the nine month periods ended September 30, 1997 and 1996. The average balance was $555,000 and $567,000, respectively, with associated interest expense of $32,000 and $31,000 resulting in an effective interest rate of 7.75% and 7.75%.


Non-Interest Income
-------------------

Total non-interest income for the three month periods ended September 30, 1997 and 1996 amounted to $87,000 and $70,000, respectively. For the nine month periods ended September 30, 1997 and 1996, non-interest income totaled $229,000 and $197,000, respectively. The primary components of non-interest income consisted of gain on the sale of residential mortgages in the amount of $34,000 and $68,000 and service charges on deposit accounts in the amount of $34,000 and $93,000 for the three and nine month periods ended September 30, 1997, respectively.


Non-Interest Expenses
---------------------

Total non-interest expenses for the three month periods ended September 30, 1997 and 1996 amounted to $551,000 and $395,000, respectively. For the nine month periods ended September 30, 1997 and 1996, non-interest expenses amounted to $1,552,000 and $1,277,000, respectively. The largest component of non-interest expenses consisted of salaries and employee benefits. For the nine month period ended September 30, 1997 the number of full time equivalent employees was 26, resulting in a salaries and employee benefits expense of $900,000. For the nine month period ended September 30, 1996, the number of full time equivalent employees was 24, resulting in a salaries and employee benefits expense of $805,000.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


Rate Sensitivity Analysis / Gap Analysis
----------------------------------------

The relationship between earning assets and liabilities considered to be interest rate sensitive within given maturity ranges is called the asset or liability funding gap depending on whether such earning assets exceed or are exceeded by interest sensitive liabilities. As of September 30, 1997, total earning assets exceeded interest bearing liabilities by $14.0 million. The excess was funded by non-interest bearing demand deposits and stockholders' equity. The Rate Sensitivity Analysis / Gap Analysis as of September 30, 1997 is presented in the following table.

                                                    Interest Rate Sensitivity Period
                                      -------------------------------------------------------------
                                         1-90       91-365       1-5         Over
                                         Days        Days       Years      5 Years       Total
                                      ----------   --------    --------    --------     ----------
Earning assets
     Federal funds sold                  $ 4,150    $    ---     $   ---     $   ---       $ 4,150
     Mortgage loans held for sale            190         ---         ---         ---           190
     Securities available for sale           ---         998      22,944         ---        23,942
     Total loans, net of non-accrual       9,805       8,798      28,008         486        47,097
                                         -------     -------     -------      ------       -------
Total earning assets                      14,145       9,796      50,952         486        75,379

Interest bearing liabilities
    Total interest bearing deposits        8,305      30,031      22,499         ---        60,835
    Mortgage payable                         ---         ---         ---         541           541
                                         -------      ------     -------      ------       -------
Total interest bearing liabilities         8,305      30,031      22,499         541        61,376

Net asset (liability) funding gap          5,840     (20,235)     28,453         (55)      $14,003
                                         -------     -------     -------      ------       =======

Cumulative net asset (liability)
funding gap                               $5,840    $(14,395)    $14,058     $14,003
                                         =======   =========     =======      ======

This table presents earning assets and interest bearing liabilities by maturity or the earliest repricing opportunities. Non-maturity interest bearing deposits are distributed across a basic gap schedule as proposed by FFIEC Financial Institutions Letter 65-93, dated September 20, 1993.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

LIQUIDITY

The Corporation maintains a liquid position. As of September 30, 1997, the Corporation had $4.2 million in federal funds sold and securities classified as available for sale of $23.9 million. Those securities with maturities within one year totaled $1.0 million. Loan repayments provide another source of liquidity. The Corporation is continuing to build a stable customer base of core deposits and has proven the ability to attract deposits within the Corporation's market area. The liquidity of the Corporation and its subsidiary provides flexibility to meet credit-worthy loan requests and deposit fluctuations.


CAPITAL

The Corporation maintains a strong capital base. Consolidated stockholders' equity totaled $8.6 million as of September 30, 1997. Primary capital for the Corporation, consisting of stockholders' equity and the allowance for possible loan losses, totaled $9.0 million. Primary capital to total assets was 11.4%.

The following is a presentation of the Corporation's regulatory capital ratios:

                                                                                Minimum
                                                                              Regulatory
                                 09/30/97              09/30/96               Guidelines
                                 --------              --------               ----------
  Risk-Based Capital Ratios
            Tier 1 Capital        18.24%                 18.86%                    4.00%
            Total Capital         19.24%                 19.89%                    8.00%
  Leverage Ratio                  11.80%                 11.68%                    4.00%


The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. Based on the regulatory ratios at September 30, 1997, the Corporation is well capitalized.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

PART 2  -  OTHER INFORMATION
----------------------------

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)(1)  Financial Statements:

        The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

        Consolidated Balance Sheets - September 30, 1997, December 31, 1996
           and September 30, 1996

        Consolidated Statements of Operations - For the Three and Nine Months
           Ended September 30, 1997 and 1996

        Consolidated Statements of Cash Flows - For the Nine Months Ended
           September 30, 1997 and 1996

        Notes to Consolidated Financial Statements

(b) A Form 8-K Report was not filed during the three months ended September 30, 1997.

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




Date:  November 3, 1997