Form 10-K
period 1997-12-31
DEARBORN BANCORP INC /MI/
filed 1998-03-06
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

__X__ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        __________

        Commission file number 000-24478.


                            DEARBORN BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Michigan                                 38-3073622
      -------------------------------              ------------------
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

                                 Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes__ X___   No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998: Common Stock, $11,865,815.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 2, 1998: Common Stock, 1,044,924 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 17, 1998, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

                            DEARBORN BANCORP, INC.
                                  FORM 10-K

                                    PART I

Item 1.   Business
-------   --------

Background

        The liberalization of Michigan's branch banking laws, together with the expansion of interstate banking, has led to substantial consolidation of the banking industry in Michigan, including within the county in which the Bank is located. In the past, several of the financial institutions within the primary market area of the Bank have either been acquired by or merged with larger financial institutions or out-of-state financial institutions. In some cases, when these consolidations occurred, local boards of directors were dissolved and local management relocated or in some cases terminated and has, in some cases, resulted in policy and credit decisions being centralized away from local management.

        In the opinion of the Company's management, this situation has created a favorable opportunity for a local commercial bank with local management and directors. Management of the Company believes that such a bank attracts those customers who wish to conduct business with a locally managed institution that demonstrates an active interest in their business and personal financial affairs. The Company believes that a locally managed institution, in many cases, will be able to deliver more timely responses to customer requests, provide customized financial products and services and offer customers the personal attention of the Bank's senior banking officers. The Bank seeks to take advantage of this opportunity by emphasizing in its marketing plan the Bank's local management and the Bank's ties and commitment to its market area.

        The Company was incorporated as a Michigan business corporation on September 30, 1992. The Company was formed to acquire all of the Bank's issued and outstanding stock and to engage in the business of a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"). In connection with the formation of the Company, during 1993 the Company sold 741,346 shares of its Common Stock at a price of $9.09 per share. As of December 31, 1996, the Company sold an additional 303,578 shares of its Common Stock at a price of $9.09 per share to its shareholders pursuant to a rights offering.

        The executive offices of the Company and the Bank are located at 22290 Michigan Avenue, Dearborn, Michigan 48123-2247, telephone number (313) 274-1000.


Business of the Company

        The primary purpose of the Company is the ownership of the Bank. In the future, the Company may form or acquire other subsidiaries as permitted under the Act and the regulations of the Federal Reserve. There are no plans, agreements, understandings or negotiations, either written or oral, at the present time for any acquisitions by the Company.


Business of the Bank

        The Bank is a commercial bank organized under Michigan law which commenced business on February 28, 1994. The Bank, through its main office and two branch offices, emphasizes and offers highly personalized service to its customers.

        The customer service officers are well-trained, experienced bank officers who fill the needs of the customers and handle the requests of their customers in a professional manner. The management of the Company and the Bank believe that it is important to the success of the Bank's strategy to create long-term relationships between customers and Bank employees. The Bank's senior management holds regular staff information meetings so that all employees are given information regarding the Bank's plans and objectives, and employees are offered the opportunity to make suggestions to improve the Bank's performance. The management of the Bank believes that this approach creates a commitment by all employees to the Bank's success.

        The Bank offers a wide range of financial products and services. These include checking accounts, savings accounts, money market accounts, certificates of deposit, business checking, direct deposit, loan services (commercial, consumer, real estate mortgages), travelers' checks, cashiers' checks, wire transfers, safety deposit boxes, collection services and night depository services. The Bank does not have a trust department.


Business Strategy

Grow Through Branch Expansion. Since commencing operations, the Bank's growth has been accomplished through internal growth. The internal growth of the Bank has been aided by the opening of two additional offices. The Dearborn Heights office opened on December 20, 1995 and as of December 31, 1997 had $15.7 million in total deposits, while the Plymouth Township office opened on August 11, 1997 and as of December 31, 1997 had $5.4 million in total deposits. In 1998, the Bank intends to open an additional office in western Wayne County.

Emphasize Community Banking. The Bank strives to maintain a strong commitment to community banking. The Bank's goal is to attract small to medium-sized businesses and individuals as customers who wish to conduct business with a local commercial bank that demonstrates an active interest in their business and personal affairs. Management believes that the Bank is better able than its larger competitors to deliver more timely responses to customer requests, provide customized financial products and services and offer customers the personal attention of senior banking officers.

Expand Lending in the Company's Primary Market. The Company's initial lending philosophy concentrated on single family residential lending but has grown to include a more diverse group of loan products. The Company's loan portfolio currently consists of residential loans, indirect consumer loans with a select list of local automobile dealers, commercial real estate loans, small business commercial loans and other consumer loans. Management intends to maintain its emphasis on these loan products.

Grow Through Selected Acquisitions. Although the Company will continue to pursue internal growth at the Bank, management believes that greater growth opportunities may be found in acquisitions of community banks or branches in Michigan to enhance the Company's markets. As part of its normal business operations management maintains contact with financial institutions to discuss various acquisition possibilities. However, the Company has made no bank or branch acquisitions to date, and it presently has no agreements, commitments, understandings or arrangements to acquire any other banks or branches, and there is no assurance that the Company will be successful in its acquisition strategy.


Marketing Plan

        The Bank's marketing plan focuses on the concepts of corporate citizenship and personal interaction within the communities the Bank serves through promotion of, and active participation in, a number of civic organizations and ongoing community activities. Management believes that these efforts establish the identity and philosophy of the Bank within the communities it serves and allow Bank officers and employees to personally interact with local business leaders and members of the public. The marketing plan also emphasizes direct sales calls by Bank officers and specific telemarketing programs involving the Bank's branch managers and customer service representatives.

        The Bank has two primary target markets: consumer financial services, with an emphasis on individual deposit accounts, single family residential lending and indirect automobile lending; and business financial services, with an emphasis on small- to medium-sized businesses.

        Community Club. At inception, the Bank established a "Community Club" which has become an important marketing tool to increase the Bank's total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 1996, the Community Club had over 400 members who accounted for total deposits of $17.0 million, or 36% of the Bank's total deposits, while as of December 31, 1997, the Community Club had over 1,000 members who accounted for total deposits of $36.4 million, or 48% of the Bank's total deposits.

        Among other things, membership in the Community Club entitles the customer to increased personal attention and service by Bank staff and a 1/4% premium on new certificate of deposit accounts with a minimum $1,000 balance and one year maturity. The Bank also hosts local community events, educational seminars and travel programs which have been well received by the Community Club members. Management believes that the success of the Community Club and the Bank's continued efforts to expand the benefits of the program will foster an increase in the number of Community Club members and deposit accounts.

        Business Financial Services The Bank's business marketing efforts are directed by senior management, including Messrs. Ross, Cuttle and Wolber with Mr. Wolber assigned as sales manager, whose duties include administering and coordinating the business development efforts of the Bank.

        Each Bank officer, in addition to each branch manager, is responsible for creating new business opportunities for the Bank. The targeted list of new business customers represents a mix of industrial, manufacturing, professional and retail clients with an emphasis on businesses with annual sales of $10 million or less.

        The Bank has developed an aggressive telemarketing program for new business. Businesses are identified through listings provided by the various Chambers of Commerce, local phone directories and other sources targeted to the communities the Bank serves. Initial sales calls are introductory in nature with follow-up calls made to determine whether a meeting can be arranged with the targeted company to discuss the Bank's products and services. The Bank believes this strategy has been and will continue to be successful in generating new business for the Bank.

        In addition to its telemarketing program, the Bank's officers maintain contact with local attorneys, accountants and other representatives in the local community that may be in a position to refer business to the Bank. The Bank also encourages and supports its officers and employees to join and participate in various community organizations and events.

        Consumer Financial Services. The Bank originates residential real estate loans primarily through its retail branch facilities. Branch managers and mortgage loan originators develop new residential mortgage applications from several sources including real estate brokers, insurance agents, accountants, attorneys, existing residential mortgage customers and other customers of the Bank. An extensive telemarketing effort generates potential customers as a result of these contacts. Additionally, the Bank has developed targeted real estate newsletters that are mailed to an existing data base composed of those referral sources. The Bank also maintains an active role in several local real estate boards offering product training to members.

        The Bank, as a result of its secondary market operations, is able to offer a variety of loan products that serve the needs of first time home buyers by providing five percent down payment loans and loans with no points. Customers desiring to construct new homes are able to obtain financing as a result of the Bank's construction loan program that is offered in addition to the permanent loan. Non-conforming loans, which are larger residential loans, are also provided through the Bank's secondary marketing efforts. The Bank also provides loans that it holds in its own portfolio on those transactions that evidence excellent credit quality and income but are unable to be sold in the secondary market for other reasons.

        The Bank originates indirect consumer loans primarily from its main office in Dearborn, Michigan. A consumer loan officer purchases loans from a select list automobile dealers located in the Metropolitan Detroit Area through an extensive direct calling program. The Bank intends to target additional automobile dealers in its market area in an effort to broaden and diversify its indirect consumer loan portfolio.

        Management believes that cross-selling of the Bank's products and services to its existing customers is vital to expanding account relationships, generating additional sales opportunities and increasing fee income.
                                      4

Loan Policy

        As a routine part of the Bank's business, the Bank makes loans to individuals and businesses located within the Bank's market area. The loan policy of the Bank states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business. Under the loan policy, only the President, Executive Vice President and Chief Lending Officer currently have lending authority.

        The Bank's loan policy anticipates that priorities in extending loans will change from time to time as interest rates, market conditions and competitive factors change. The policy sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes various criteria in granting loans, including the ability to pay; the character of the customer; evidence of financial responsibility; purpose of the loan; knowledge of collateral and its value; terms of repayment; source of repayment; payment history; and economic conditions.

        The loan policy specifies lending limits for certain officers up to a maximum of $50,000 for unsecured loans and $100,000 for secured loans, with loans from $100,000 to $250,000 requiring approval by a loan committee. Larger loans up to the legal maximum authorized by law requires the approval of the Board of Directors of the Bank.

        The loan policy also limits the amount of funds that may be loaned against specified types of collateral including: listed securities - 70% loan to value; U.S. Government securities - 90% loan to value; and insured bank deposits - 100% loan to value. As to loans secured principally by real estate, the policy requires appraisal of the property offered as collateral by licensed independent appraisers. The loan policy also provides general guidelines as to collateral, provides for environmental reviews, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank's lending business.


Lending Practices

        Commercial loans. The Bank's commercial lending group originates commercial loans primarily in the western Wayne County area of southeastern Michigan. Commercial loans are originated by the officer group with the assistance of the President and the Executive Vice President, who have over 55 years of combined commercial lending experience. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

        Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower's year end financial reporting. These loans generally are secured by all of the assets of the borrower, a personal guaranty of the owners and have an interest rate plus a margin tied to the national prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans are usually written with a five year maturity and are amortized over a fifteen year period. Commercial real estate loans may have an interest rate that is fixed to maturity or float with a margin over the prime rate or a U.S. Treasury index.

        The Bank evaluates all aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of management, products, markets, cash flow, capital, income and collateral. The analysis includes a review of historical and projected financial results. Appraisals are obtained by licensed independent appraisers who are well known to the Bank on transactions involving real estate and, in some cases, equipment.

        Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower's operation. The Bank attempts to minimize risk associated with these transactions by limiting its exposure to existing well-known customers and new customers with an established profitable history. Risk is further reduced by limiting the concentration of credit to any one borrower as well as the type of commercial real estate financed.

        Single-Family Residential Real Estate Loans. The Bank originates residential real estate loans in its market area according to secondary market underwriting standards. These loans provide borrowers with a fixed interest rate with terms up to thirty years. Loans are sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. The Bank from time to time may elect to underwrite certain residential real estate loans to be held in it's own loan portfolio. These loans are generally underwritten with the same standards that apply to the secondary market. The majority of the portfolio loans have an interest rate that is indexed to the one-year treasury rate and adjust annually.

        Consumer Loans. The Bank originates consumer loans for a wide variety of personal financial requirements. Consumer loans include home equity lines of credit, new and used automobiles, boat loans and overdraft protection for checking account customers. The Bank also purchases retail installment loans from a select list of automobile dealerships located in the Bank's primary market.

        Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. While the Bank does not utilize a formal credit scoring system, the Bank believes its loans are underwritten carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability, and monthly income. These loans are generally repaid on a monthly repayment schedule with the source of repayment tied to the borrower's periodic income. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities and customers that it serves.

        Allowance for Loan Losses. An allowance for loan losses is maintained at a level that management of the Bank considers adequate to provide for potential losses in the loan portfolio. Allowances for loan losses are based upon the Bank's experience and estimates of the net realizable value of collateral in each loan portfolio. The Board of Directors and senior management review the allowance quarterly. The Bank's evaluation takes into consideration experience, the level of classified assets, non-performing loans, the current level of the allowance as it relates to the total loan portfolio, projected charge-offs, current economic conditions, recent regulatory examinations and other factors.


Employees

        As of March 2, 1998, the Bank had 31 employees, including 8 officers and 23 customer service, operations and other support persons. Management believes that the Bank's relations with its employees are excellent.

Competition

        The Company and the Bank face strong competition for deposits, loans and other financial services from numerous banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as the Bank. Many of the financial institutions and financial services organizations aggressively compete for business in the Bank's market area. Most of these competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than the Bank, and are able to offer certain services that the Bank does not currently provide, including more extensive branch networks, trust services, and international banking services. In addition, most of these entities have greater capital resources than the Bank, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank. Additionally, recent effective legislation regarding interstate branching and banking may increase competition in the future from out-of-state banks.

Supervision and Regulation

        The Company is a registered bank holding company and subject to the supervision of the Federal Reserve System ("Federal Reserve"). The Company is required to file with the Federal Reserve annual reports and such other information as the Federal Reserve may require under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company and the Bank are each subject to examination by the Federal Reserve.

        The Act requires every bank holding company to obtain prior approval of the Federal Reserve before it may merge with or consolidate into another bank holding company, acquire substantially all assets of any bank, or acquire ownership or control of any voting shares of any bank, if after such acquisition, it would own or control, directly or indirectly, more that 5% of the voting shares of such bank holding company or bank. The Federal Reserve may in its discretion approve the acquisition by the Company the voting shares or substantially all assets of a bank located in Michigan and, subject to certain restrictions, located in any other state.

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

        Transactions between the Company and the Bank are subject to various restrictions imposed by state and federal law. Such transactions include loans and other extensions of credit, purchases of securities, any payments of fees and other distributions. Federal law places restrictions on the amount and nature of loans to executive officers, directors and controlling persons of banks insured by the Federal Deposit Insurance Corporation and holding companies controlling such banks.

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

        A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 2.   Properties
-------   ----------

        The main office of the Company and the Bank is located in a single story building containing 8,400 square feet at 22290 Michigan Avenue, Dearborn, Michigan which is owned by the Company and leased to the Bank.

        On December 20, 1995, the Bank opened a branch office located in a single story commercial/retail office building at 24935 W. Warren Avenue, Dearborn Heights, Michigan which is also owned by the Company. Approximately 79% of the 3,240 square foot building is leased to the Bank and the remaining space is leased to a non-affiliated tenant.

        On August 11, 1997, the Bank opened a branch office located at 44623 Five Mile, Plymouth Township, Michigan in a leased 1,595 square foot building in a retail shopping center anchored by a regional grocery store.



Item 3.   Legal Proceedings
-------   -----------------

        There are no legal proceedings pending against the Company or the Bank.


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.


        Executive Officers of the Company and Bank
        ------------------------------------------

        Set forth below are the names and ages of the executive officers of the Company and the Bank, positions held and the years from which held. There are no family relationships among such persons.

        John E. Demmer, 74
        Chairman of the Board, Dearborn Bancorp, Inc. and Community Bank of Dearborn Chairman of the Board and Director of the Company since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. President and Chief Executive Officer of Jack Demmer Ford, Inc. from 1957 to 1994.

        Richard Nordstrom, 71
        Vice Chairman, Dearborn Bancorp, Inc.
        Vice Chairman and Director of the Company since 1998. President and Director of the Company from 1992 to 1997. Director of the Bank since 1993. Chairman of the Board of Nordstrom Samson Associates from 1960 to 1996.

        Michael J. Ross, 47
        President, Dearborn Bancorp, Inc.
        President and Chief Executive Officer, Community Bank of Dearborn President and Director of the Company since 1998. Vice President and Director of the Company from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993. President of Mike Ross and Associates, Inc. from 1992 to 1993.

        Jeffrey L. Karafa, 33
        Vice President and Treasurer, Dearborn Bancorp, Inc.
        Vice President and Cashier, Community Bank of Dearborn
        Vice President and Treasurer of the Company since 1998. Vice President and Cashier of the Bank since 1996. Assistant Vice President of the Bank from 1994 to 1996. Second Vice President of Michigan National Bank from 1992 to 1994.

        Donald G. Karcher, 68
        Vice President, Dearborn Bancorp, Inc.
        Vice President and Director of the Company since 1992. Director of the Bank since 1993. Chairman of the Board of Karcher Agency, Inc. since 1994. President of Karcher Agency, Inc. from 1965 to 1994.

        Wilber M. Brucker, Jr., 72
        Secretary, Dearborn Bancorp, Inc. and Community Bank of Dearborn Secretary and Director of the Company since 1992. Secretary and Director of the Bank since 1993. Of Counsel, Law Firm of Riley and Roumell from 1989 to 1995.

        Timothy J. Cuttle, 52
        Executive Vice President, Community Bank of Dearborn
        Executive Vice President and Chief Lending Officer of the Bank since 1996. Senior Vice President of Huntington Banks of Michigan from 1990 to 1995.

        Jeffrey J. Wolber, 42
        Vice President, Community Bank of Dearborn
        Vice President of the Bank since 1994. Banking Officer and Branch Manager of NBD Bank. from 1990 to 1993.



                                   PART II
                                   -------

Item 5.   Market for Registrant's Common Equity, and Related Stockholder
-------   --------------------------------------------------------------
          Matters
          -------



        The information required by this item appears in the Corporation's 1997 Annual Report to Stockholders under the caption "Dearborn Bancorp, Inc., Common Stock" and is incorporated by reference herein.


Item 6.   Selected Financial Data
-------   -----------------------


        The information required by this item appears in the Corporation's 1997 Annual Report to Stockholders under the caption "Summary of Selected Financial Data" and is incorporated by reference herein.


Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

        The information required by this item appears in the Corporation's 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.


Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

        The financial statements included in the Corporation's 1997 Annual Report to Stockholders are incorporated by reference herein.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

        There are no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

        The information set forth under the caption "Information about Directors and Nominees for Directors" in the definitive Proxy Statement of the Corporation dated April 17, 1998 is incorporated by reference herein.

        Reference is made to Part I of this report for information as to executive officers of the Corporation and Bank.

Item 11.  Executive Compensation
--------  ----------------------

        The information set forth under the caption "Executive Compensation" in the definitive Proxy Statement of the Corporation dated April 17, 1998 is incorporated by reference herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

        The information set forth under the caption "Security Ownership" in the definitive Proxy Statement of the Corporation dated April 17, 1998 is incorporated by reference herein.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

        The information set forth under the caption "Related Transactions" in the definitive Proxy Statement of the Corporation dated April 17, 1998 is incorporated by reference herein.



                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

        (a)(1)  Financial Statements

               The following financial statements of the Corporation appear on the indicated pages of the Corporation's 1997 Annual Report to Stockholders and are incorporated by reference in item 8.

               Report of Independent Certified Public Accountants on 1997 and 1996 consolidated financial statements

               Consolidated Balance Sheets

               Consolidated Statements of Operations

               Consolidated Statements of Stockholders' Equity

               Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

           (2)  Financial Statement Schedules

               No schedules are required under this item.

           (3)  Exhibits

               The Exhibits marked with one asterisk below were filed as Exhibits to the Registration Statement of the Registrant on Form S-18 (Registration Number 33-55808) are incorporated herein by reference. Exhibits marked with two asterisks below were filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1993 are incorporated herein by reference. Exhibits marked with three asterisks below were filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1994 are incorporated herein by reference. Exhibits marked with four asterisks below were filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 are incorporated herein by reference. Exhibits marked with five asterisks below were filed as Exhibits to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and are incorporated herein by reference, the Exhibit numbers in brackets being those in such Registration Statements.

               (3)(a)*       Articles of Incorporation of Registrant.  [3(a)]

               (3)(a)***** Articles of Incorporation of Registrant, As Amended. [3(a)]

               (3)(b)*       By-Laws of the Registrant.  [3(b)]

               (3)(b)****    By-Laws of the Registrant, As Amended.  [3(b)]

               (10)(a)* Letter re employment of Michael J. Ross by Registrant. [10(a)]

               (10)(b)***    1994 Stock Option Plan.  [10(b)]

               (10)(b)*****  1994 Stock Option Plan, As Amended.  [10(b)]

               (13)          1997 Annual Report to Stockholders.

               (21)**        Subsidiaries of the Registrant.  [21]

               (23)**        Consent of McEndarffer, Hoke & Bernhard, P.C.[23]


        (b)  Reports on Form 8-K

               The Corporation filed no reports on Form 8-K during the quarter ended December 31, 1997.

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 1998.


                            Dearborn Bancorp, Inc.



                              /s/ John E. Demmer
                By ___________________________________________
                   (John E. Demmer, Chairman of the Board)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 1998.


/s/ John E. Demmer
------------------------     Chairman of the Board, Chief Executive Officer
(John E. Demmer)             and Director
                             (Principal Executive Officer)

/s/ Jeffrey L. Karafa
------------------------     Vice President and Treasurer
(Jeffrey L. Karafa)          (Principal Financial and Accounting Officer)




/s/ Wilber M. Brucker, Jr.                       /s/ William E. Kreger
--------------------------   Secretary           ---------------------        Director
(Wilber M. Brucker, Jr.)     and Directors       (William E. Kreger)



/s/ Margaret I. Campbell                         /s/ Jeffrey G. Longstreth
------------------------     Director            -------------------------    Director
(Margaret I. Campbell)                           (Jeffrey G. Longstreth)


/s/ Michael V. Dorian                            /s/ Richard Nordstrom
---------------------        Director            ---------------------        Vice Chairman
(Michael V. Dorian)                              (Richard Nordstrom)          and Director


/s/ David Himick                                 /s/ Michael J. Ross
---------------------        Director            ---------------------        President
(David Himick)                                   (Michael J. Ross)            and Director


/s/ Bradley F. Keller                            /s/ Robert C. Schwyn
---------------------        Director            ---------------------        Director
(Bradley F. Keller)                              (Dr. Robert C. Schwyn)


/s/ Steven M. Kirkpatrick                        /s/ Ronnie J. Story
--------------------------   Director            ----------------------       Director
(Steven M. Kirkpatrick)                          (Ronnie J. Story)

