Form 10-Q
period 1998-03-31
DEARBORN BANCORP INC /MI/
filed 1998-05-15
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended March 31, 1998.
                                           ---------------

Commission file number 000-24478.


                            DEARBORN BANCORP, INC.
             -----------------------------------------------------
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

Yes__X___    No ______


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of April 30, 1997.

                       Class                              Shares Outstanding
                       -----                              ------------------
                    Common Stock                              2,424,924

                            DEARBORN BANCORP, INC.

                                    INDEX

Part I.        Financial Information:

Item 1.        Financial Statements

               The following consolidated financial statements of Dearborn
               Bancorp, Inc. and its subsidiary included in this report are:            Page

               Consolidated Balance Sheets - March 31, 1998,
               December 31, 1997 and March 31, 1997                                       3

               Consolidated Statements of Income - For the Three
               Months Ended March 31, 1998 and 1997                                       4

               Consolidated Statements of Comprehensive Income - For the
               Three Months Ended March 31, 1998 and 1997                                 5

               Consolidated Statements of Cash Flows - For the Three
               Months Ended March 31, 1998 and 1997                                       6

               Notes to Consolidated Financial Statements                                 7

Item 2.        Management's Discussion of Results of Operations and Analysis
               of Financial Condition, Liquidity and Capital                             8-18

Part II.       Other Information:

        Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

               Item 6.   Exhibits and Reports on Form  8-K                               19

        Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

               Item 1.   Legal Proceedings
               Item 2.   Changes in the Rights of the Corporation's Security Holders
               Item 3.   Defaults by the Corporation on its Senior Securities
               Item 4.   Submission of Matters to a Vote of Security Holders
               Item 5.   Other Information

SIGNATURES                                                                               20



                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

(In thousands, expect share data)                       03/31/98      12/31/97       03/31/97
                                                      (unaudited)     (audited)     (unaudited)
                                                      -----------    ----------     -----------
ASSETS
Cash and cash equivalents
          Cash and due from banks                       $   2,226    $   1,406    $   1,229
          Federal funds sold                               16,239          254        1,600
                                                        ---------    ---------    ---------
                    Total cash and cash equivalents        18,465        1,660        2,829

Mortgage loans held for sale                                1,448          347          334
Investment securities, available for sale                  28,334       29,780       19,389
Loans
          Loans                                            54,170       52,139       40,119
          Allowance for possible credit losses               (541)        (522)        (405)
                                                        ---------    ---------    ---------
                    Net loans                              53,629       51,617       39,714

Bank premises and equipment, net                            2,265        2,296        2,057
Accrued interest receivable                                   538          723          637
Other assets                                                  300          230          122
                                                        ---------    ---------    ---------
          Total assets                                  $ 104,979    $  86,653    $  65,082
                                                        =========    =========    =========

LIABILITIES
Deposits
          Non-interest bearing deposits                 $  12,288    $   8,587    $   7,806
          Interest bearing deposits                        82,768       66,810       48,268
                                                        ---------    ---------    ---------
                    Total deposits                         95,056       75,397       56,074

Other liabilities
          Federal funds purchased                            --          1,500         --
          Mortgage payable                                    532          537          549
          Accrued interest payable                            356          310          151
          Other liabilities                                   137          157          104
                                                        ---------    ---------    ---------
                    Total liabilities                      96,081       77,901       56,878

STOCKHOLDERS' EQUITY
          Common stock - 3,000,000 shares authorized,
                   1,044,924 shares outstanding in
                   1998 and 1997                           10,476       10,506        9,272
          Accumulated deficit                              (1,514)      (1,689)        (952)
          Net unrealized (loss) on securities
          available for sale                                 (64)         (65)        (116)
                                                        ---------    ---------    ---------
                    Total stockholders' equity              8,898        8,752        8,204
                                                        ---------    ---------    ---------

                    Total liabilities and
                     stockholders' equity               $ 104,979    $  86,653    $  65,082
                                                        =========    =========    =========

The accompanying notes are an integral part of these consolidated statements.



                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share data)                         Three Months Ended
                                                     03/31/98      03/31/97
                                                     --------      --------
Interest income
          Interest on loans                        $     1,205    $       869
          Interest on investment securities,
           available for sale                              375            229
          Interest on federal funds and deposits
           with banks                                      115             25
                                                   -----------    -----------
                    Total interest income                1,695          1,123

Interest expense
          Interest on deposits                             976            578
          Interest on other liabilities                     12             11
                                                   -----------    -----------
                    Total interest expense                 988            589

                    Net interest income                    707            534
Provision for possible credit losses                        22             39
                                                   -----------    -----------

Net interest income after provision for possible
credit losses                                              685            495
                                                   -----------    -----------

Non-interest income
          Service charges on deposit accounts               31             30
          Fees for other services to customers               7              7
          Gain on the sale of loans                         27             34
          Gain on the sale investment securities            13             --
          Other income                                       3              1
                                                   -----------    -----------
                    Total non-interest income               81             72

Non-interest expenses
          Salaries and employee benefits                   362            281
          Occupancy and equipment expense                   96             51
          Advertising and marketing                         23             30
          Stationery and supplies                           25             17
          Professional services                             36             17
          Data processing                                   28             20
          FDIC insurance premiums                            2             --
          Other operating expenses                          69             63
                                                   -----------    -----------
                    Total non-interest expenses            641            479
                                                   -----------    -----------

Income before income tax benefit                           125             88
Income tax benefit                                         (50)           (25)
                                                   -----------    -----------

Net income                                         $       175    $       113
                                                   ===========    ===========

Per share data:
Net income - basic and diluted                     $      0.17    $      0.11

Weighted average number of shares outstanding -
 basic                                               1,044,924      1,044,924
Weighted average number of shares outstanding -
 diluted                                             1,060,861      1,055,861

The accompanying notes are an integral part of these consolidated statements.


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)                                      Three Months Ended
                                                    03/31/98   03/31/97
                                                    --------   --------
Net income                                            $ 175    $ 113
Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
          Unrealized holding gains (losses) arising
           during period                                 14      (98)
          Less:  reclassification adjustment for
            gains included in net income                (13)    --
                                                      -----    -----
Other comprehensive income                                1      (98)
                                                      -----    -----

Comprehensive income                                  $ 176    $  15
                                                      =====    =====

The accompanying notes are an integral part of these consolidated statements.



                           DEARBORN BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                                Three Months Ended
                                                            03/31/98       03/31/97
                                                            --------       --------
Cash flows from operating activities
          Interest and fees received                         $  1,921    $    830
          Interest paid                                          (942)       (565)
          Proceeds from sale of mortgages held for sale         3,160       2,654
          Origination of mortgages held for sale               (4,234)     (2,651)
          Cash paid to suppliers and employees                   (631)       (607)
                                                             --------    --------
          Net cash (used in) operating activities                (726)       (339)

Cash flows from investing activities
          Proceeds from maturities of securities available
           for sale                                            15,350       3,000
          Proceeds from sales of securities available for
           sale                                                 6,015         595
          Purchases of securities available for sale          (19,900)    (12,592)
          Increase in loans, net of payments received          (2,034)     (3,856)
          Purchases of property and equipment                     (24)        (11)
                                                             --------    --------
          Net cash used in investing activities                  (593)    (12,864)

Cash flows from financing activities
          Net increase in non-interest bearing deposits         3,701         223
          Net increase in interest bearing deposits            15,958       8,388
          Decrease in federal funds purchased                  (1,500)       --
          Principal payments on mortgage payable                   (5)         (5)
          Common stock offerings costs                            (30)       --
                                                             --------    --------
          Net cash provided by financing activities            18,124       8,606

Increase (decrease) in cash and cash equivalents               16,805      (4,597)
Cash and cash equivalents at the beginning of the period        1,660       7,426
                                                             --------    --------

Cash and cash equivalents at the end of the period           $ 18,465    $  2,829
                                                             ========    ========

Reconciliation of net income to net cash used in operating
activities
Net income                                                   $    175    $    113
          Adjustments to reconcile net income to net cash
                    used in operating activities
                    Provision for possible credit losses           22          39
                    Depreciation and amortization expense          56          35
                    Accretion of discount on investment
                     securities                                    (6)         (2)
                    Amortization of premium on investment
                     securities                                  --             5
                    Gain on sale of investment securities         (13)       --
                    (Increase) in mortgages held for sale      (1,101)        (31)
                    (Increase) decrease in interest
                      receivable                                  185        (331)
                    Increase in interest payable                   46          24
                    (Increase) in other assets                    (70)        (30)
                    (Decrease) in other liabilities               (20)       (161)
                                                             --------    --------

Net cash (used in) operating activities                       $  (726)    $  (339)
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

        The unaudited financial statements of the Corporation for the three month periods ended March 31, 1998 and 1997 reflect all adjustments, consisting of normal recurring items which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

        The consolidated financial statements included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 1997 Annual Report to Stockholders.

B.      Adoption of New Accounting Standards

        On January 1, 1998, the Corporation adopted Financial Accounting Standards Board (the "FASB") issued Statement No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

PART 1  -  FINANCIAL INFORMATION
--------------------------------

ITEM 2.  -  MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS AND
            ANALYSIS OF FINANCIAL CONDITION


The following discussion and analysis are intended to address significant factors affecting the financial condition and results of operations of the Corporation. The discussion provides a more comprehensive review of the financial position and operating results than can be obtained from a reading of the financial statements and footnotes presented elsewhere in this report.

Certain information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the Act's safe harbor provisions. These statements are based on current expectations and involve a number of risks and uncertainties. Active results could differ materially and adversely from those described in the forward-looking statements as a result of various factors outside the control of the Corporation, including but not limited to the following: the risk of non-payment of loans, changes in prevailing economic conditions causing declines in real estate market values, rapid changes in interest rates and the monetary and fiscal policies of the federal government, and strong competition for deposits, loans and other financial services from competitors.


General

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. On December 20, 1995, the Bank opened its second office, located at 24935 West Warren Avenue, Dearborn Heights, Michigan. On August 11, 1997, the Bank opened its third office, located at 44623 Five Mile Road, Plymouth Township, Michigan.

Results of Operations

The Corporation reported net income of $175,000 for the three month period ended March 31, 1998 compared to net income of $113,000 for the three month period ended March 31, 1997. The improvement was primarily a factor of growth in the volume of investments, loans and deposits and the corresponding net interest income associated with the increased volumes.

Net Interest Income

1998 Compared to 1997. Net interest income for the three month period ended March 31, 1998 was $707,000 compared to $534,000 for the same period ended March 31, 1997, an increase of $173,000 or 32%. This increase was caused primarily by an increase in average earning assets of $29.5 million between the periods while interest-bearing liabilities grew by $27.0 million. At the same time the Corporation's interest rate spread decreased to 2.43% in 1998 from 2.76% in 1997. The Corporation's net interest margin also decreased in 1998 to 3.33% from 3.85% in 1997. However, the decreases in net interest spread and net interest margin were offset by increases in the volume of net earning assets. The Corporation's decrease in interest rate spread and net interest margin was a direct result of aggressive time deposit gathering at premium rates and the direct reinvestment of those funds into investment securities with similar interest rates until the funds could be redeployed into quality loans with higher yields.

Average Balances, Interest Rates and Yields. Net interest income is affected by the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and the relative amounts of interest-bearing liabilities and interest-earning assets. When the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" or "net interest margin," which is net interest income divided by average interest-earning assets.

The following table sets forth certain information relating to the Corporation's consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the net loan category.


                                                     Three months ended            Three months ended
                                                       March 31, 1998                  March  31, 1997
                                               ------------------------------   ----------------------------
                                                Average                Average   Average             Average
(In thousands)                                  Balance   Interest      Rate     Balance   Interest    Rate
                                                -------   --------      ----     -------   --------    ----
Assets
          Federal funds sold and
           interest bearing deposits
           with banks                           $ 8,275    $   115       5.56%   $ 1,801   $    25      5.55%
           Investment securities,
            available for sale                   23,867        375       6.28%    15,484       229      5.92%
          Loans                                  52,849      1,205       9.12%    38,229       869      9.09%
                                                -------    -------       ----    -------   -------      ----
                    Sub-total earning
                     assets                      84,991      1,695       7.98%    55,514     1,123      8.09%
          Other assets                            6,374                            4,254
                                                -------                          -------
                    Total assets                $91,365                          $59,768

Liabilities and stockholders' equity
          Interest bearing deposits             $70,614    $   976       5.53%   $43,616   $   578      5.30%
          Other borrowings                          601         12       7.99%       558        11      7.89%
                                                -------    -------       ----    -------   -------      ----
                    Sub-total interest
                     bearing liabilities         71,215        988       5.55%    44,174       589      5.33%
          Non-interest bearing deposits          10,372                            7,103
          Other liabilities                         449                              248
          Stockholders' equity                    9,329                            8,243
                                                -------                           ------
                    Total liabilities
                     and stockholders'
                     equity                     $91,365                          $59,768
                                                =======                          =======
                    Net interest income                    $   707                         $   534
                                                           =======                         =======
                    Net interest rate
                        spread                                           2.43%                          2.76%
                                                                         ====                           =====
                    Net interest
                     margin on earning assets                            3.33%                          3.85%
                                                                         ====                           =====

Rate/Volume Analysis. The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates. The table reflects the extent to which changes in the interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.


                                                   1998/1997
                                            Change in Interest Due to:
                                        ------------------------------------
                                        Average       Average         Net
(In thousands)                          Balance       Rate           Change
                                        -------       -------        -------
Assets
          Federal funds sold and
           interest bearing deposits
           with banks                    $  90           $---        $  90
          Investment securities -
           available for sale              132             14          146
          Loans                            333              3          336
                                         -----          -----        -----
Total earning assets                     $ 555          $  17        $ 572
                                         =====          =====        =====

Liabilities
          Interest bearing deposits      $ 373          $  25        $ 398
          Other borrowings                   1           --              1
                                         -----          -----        -----
Total interest bearing liabilities       $ 374          $  25        $ 399
                                         =====          =====        =====
                Net interest income                                  $ 173
                                                                     =====
                Net interest rate
                     spread                                          (0.33%)
                                                                     =====
                Net interest margin on
                 earning assets                                      (0.52%)
                                                                     =====


Provision for Possible Credit Losses

1998 Compared to 1997. The provision for possible credit losses was $22,000 for the three month period ended March 31, 1998 compared to $39,000 for the same period in 1997. The provision for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

Non-interest Income

1998 Compared to 1997. Non-interest income was $81,000 for the three month period ended March 31, 1998 compared to $72,000 for the same period in 1997, an increase of $9,000 or 13%. This increase was primarily due to gains recognized on the sale of investment securities.

Non-interest Expense

1998 Compared to 1997. Non-interest expense was $641,000 for the three month period ended March 31, 1998 compared to $479,000 for the same period in 1997, an increase of $162,000 or 34%. The largest components of non-interest expense were salaries and employee benefits which amounted to $362,000 and occupancy and equipment expense which amounted to $96,000 for the three month period ended March 31, 1998. For the same period in 1997, salaries and employee benefits and occupancy and equipment expense were $281,000 and $51,000, respectively. The primary factor for these increases was the opening of the Bank's office in Plymouth Township in August 1997. As of March 31, 1998, the number of full time equivalent employees was 30 as compared to 25 as of March 31, 1997.

Income Tax Benefit

1998 Compared to 1997. The income tax benefit was $50,000 for the three month period ended March 31, 1998 compared to $25,000 for the same period in 1997, an increase of $25,000 or 100%. The increase was due to the change in the valuation allowance against a deferred tax asset related to net operating loss carryforwards.

Comparison of Financial Condition at March 31, 1998 and March 31, 1997

Assets. Total assets at March 31, 1998 were $105.0 million compared to $65.1 million at March 31, 1997, an increase of $39.9 million or 61%. The increase was primarily due to increases in federal funds sold, investment securities - available for sale and loans.

Federal Funds Sold. Total federal funds sold at March 31, 1998 were $16.2 million compared to $1.6 million at March 31, 1997, an increase of $14.6 million or 913%. The increase was primarily due to the increase in deposits.

Investment Securities - Available for Sale. Total investment securities - available for sale, at March 31, 1998 were $28.3 million compared to $19.4 million at March 31, 1997, an increase of $8.9 million or 46%. An increase in deposits has enabled the Corporation to invest in investment securities - available for sale until such time as quality loan opportunities become available. All securities within the Corporation's portfolio are U.S. treasury issues, U.S. government sponsored agency issues or corporate debt securities carrying AAA ratings. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                                            March 31, 1998
                                      ------------------------------------------------------------
                                                        Gross           Gross        Estimated
                                       Amortized      Unrealized     Unrealized        Market
                                           Cost          Gains          Losses          Value
                                       ---------      ----------     ----------      --------
US Treasury securities                    $  2,001         $4         $   --         $ 2,005
US Government agency securities             21,497          1            (69)         21,429
Corporate debt securities                    4,900         --             --           4,900
                                           -------         --           ----         -------
          Totals                           $28,398         $5         $  (69)        $28,334
                                           =======         ==          ====          =======


                                                            March 31, 1997
                                      ----------------------------------------------------------
                                                        Gross           Gross        Estimated
                                       Amortized      Unrealized     Unrealized        Market
                                          Cost          Gains          Losses          Value
                                       ---------      ----------     ----------      --------
US Treasury securities                    $  3,001         $ --       $   (29)       $   2,972
US Government agency securities             16,503            1           (87)          16,417
Corporate debt securities                       --           --            --               --
                                           -------         ----      --------        ---------
          Totals                           $19,504         $  1       $  (116)       $  19,389
                                           =======         ====       =======        =========


Loans. Total loans at March 31, 1998 were $54.2 million compared to $40.1 million at March 31, 1997, an increase of $14.1 million or 35%. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                            03/31/98    12/31/97    03/31/97
                                            --------    --------    --------
Consumer loans                              $ 12,818    $ 12,705    $  9,544
Commercial, financial, & other                10,556      10,668       7,161
Commercial real estate construction            2,023       1,746       2,571
Commercial real estate mortgages              10,796       9,796       8,034
Residential real estate mortgages             17,977      17,224      12,809
                                            --------    --------    --------
                                              54,170      52,139      40,119
Allowance for possible credit losses            (541)       (522)       (405)
                                            --------    --------    --------
                                            $ 53,629    $ 51,617    $ 39,714
                                            ========    ========    ========

The following is a summary of non-performing assets and problems loans (in thousands):

                                   03/31/98    12/31/97    03/31/97
                                   --------    --------    --------
Non-accrual loans                    $20         $11         $ 6
Renegotiated loans                    --          --          --
Other real estate owned               --          --          --
                                     ---         ---         ---
                                     $20         $43         $ 6
                                     ===         ===         ===


Allowance for Possible Credit Losses. The allowance for possible credit losses at March 31, 1998 was $541,000 compared to $405,000 at March 31, 1997, an increase of $136,000 or 34%. The increase in the allowance for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for possible credit losses (in thousands):

                                                 03/31/98     03/31/97
                                                 --------     --------
Balance, beginning of year                        $522          $366

Charge-offs:
     Consumer Loans                                  3           --
                                                  ----          ----

Net charge-offs                                      3           --

Additions charged to operations                     22            39
                                                  ----          ----

Balance, March 31                                 $541          $405
                                                  ====          ====

Allowance to total loans                          1.00%         1.07%
                                                  ====          ====

Net charge-offs to average loans                  0.01%         ---%
                                                  ====          ====


Bank Premises and Equipment. Bank premises and equipment at March 31, 1998 was $2.3 million compared to $2.1 million at March 31, 1997, an increase of $0.2 million or 10%. This increase reflects the Bank's investment in technology as well as capital expenditures necessary to open the Bank's Plymouth Township Office.

Accrued Interest Receivable. Accrued interest receivable at March 31, 1998 was $538,000 compared to $637,000 at March 31, 1997, a decrease of $99,000 or 16%. The decrease was primarily due to semi-annual interest payments received on investments securities - available for sale.

Other Assets. Other assets at March 31, 1998 were $300,000 compared to $122,000 at March 31, 1997, an increase of $178,000 or 146%. The increase was due to the Bank's recognition of income tax assets.

Deposits. Total deposits at March 31, 1998 were $95.1 million compared to $56.1 million at March 31, 1997, an increase of $39.0 million or 70%. The following is a summary of the distribution of deposits (in thousands):


                                             03/31/98    12/31/97    03/31/97
                                             --------    --------    --------
Non-interest bearing:
          Demand                              $12,288     $ 8,587     $ 7,806
                                              =======     =======     =======


Interest bearing:
          Checking                            $ 1,463     $ 1,274     $   797
          Money market                         11,263       6,787       6,432
          Savings                               1,904       1,529       1,379
          Time, under $100,000                 43,497      36,114      23,700
          Time, $100,000 and over
               Non-volatile priced             14,928      12,055       9,908
               Volatile priced                  9,713       9,051       6,052
                                              -------     -------     -------
                                              $82,768     $66,810     $48,268
                                              =======     =======     =======


The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included two major marketing campaigns, an annual birthday celebration in March each year and a grand opening celebration of the Bank's Plymouth Township branch in August, 1997. The increase in deposits enabled the Corporation to invest the funds in loans, federal funds sold and investment securities available for sale.

Accrued Interest Payable. Accrued interest payable at March 31, 1998 was $356,000 compared to $104,000 at March 31, 1997, an increase of $252,000 or
242%. The increase was due to the increase in the volume of time deposits.

Capital

Stockholders' equity at March 31, 1998 was $8.9 million compared to $8.2 million as of March 31, 1997, an increase of $0.7 million or 9%. The following is a presentation of the Bank's regulatory capital ratios (in thousands):

                                                 Minimum For Capital           Minimum
                                 Actual          Adequacy Purposes:    To Be Well Capitalized:
                           -------------------- ---------------------- ------------------------
                             Amount     Ratio     Amount      Ratio       Amount      Ratio
                             ------     -----     ------      -----       ------      -----
As of March 31, 1998
    Total capital
         (to risk
           weighted
           assets)            $8,174     13.8%     $4,742     8.0%         $5,927     10.0%

    Tier I capital
         (to risk
           weighted assets)    7,634     12.9%      2,371     4.0%          3,556      6.0%
    Tier I capital
         (to average
           assets)             7,634      8.5%      3,592     4.0%          4,491      5.0%

As of March 31, 1997
    Total capital
         (to risk
           weighted
            assets)            6,338     17.0%      2,977     8.0%          3,722     10.0%
    Tier I capital
         (to risk
           weighted
            assets)            5,933     15.9%      1,489     4.0%          2,233      6.0%
    Tier I capital
         (to average
           assets)             5,933     10.5%      2,256     4.0%          2,820      5.0%


Based on the respective regulatory capital ratios at March 31, 1998 and 1997, the Bank is well capitalized.

On April 8, 1998, the Corporation completed an initial public offering of common stock underwritten by Roney and Co. As a result of the offering, the Corporation sold 1,380,000 shares of stock at a price of $14.00 per share and received approximately $18 million in new capital, net of offering costs. The Corporation is also now trading on the NASDAQ Small-Cap Market under the symbol "DEAR".

Liquidity and Asset and Liability Management

Liquidity refers to readily available funds to meet the needs of borrowers and depositors. Levels of liquidity are closely monitored in conjunction with loan funding requirements and deposit outflows. Adequate liquidity protects institutions from raising funds under duress at excessive expense and provides a necessary cushion for occasional unpredictable aberrations in demand. While adequate liquidity is imperative, excessive liquidity in lower yielding cash investments or other easily marketable assets reduces potential interest income. Thus, an appropriate balance must be maintained to protect the institution and at the same time, prudently maximize income opportunities. Sources of liquidity from both assets and liabilities includes federal funds sold, securities available for sale, loan repayments, core deposits and a federal funds purchase credit facility.

The Corporation has sought to manage its exposure to changes in interest rates by matching more closely the effective maturities or repricing characteristics of the Corporation's interest-earning assets and interest-bearing liabilities. The matching of the asset and liabilities may be analyzed by examining the extent to which the assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on net interest income.

An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Corporation's assets mature or reprice more quickly or to a greater extent that its liabilities, the Corporation's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. If the Corporation's assets mature or reprice more slowly or to a lesser extent than its liabilities, its net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

Interest Rate Sensitivity Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity "gap" is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would be expected to adversely affect net interest income while a positive gap would be expected to result in an increase in net interest income, while conversely during a period of declining interest rates, a negative gap would be expected to result in an increase in net interest income and a positive gap would be expected to adversely affect net interest income.

Different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, and thus changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. Additionally, the gap analysis does not consider the many factors as banking interest rates move. While the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. During periods of rising interest rates, the Corporation's assets tend to have prepayments that are slower than those in an interest rate sensitivity gap and would increase the negative gap position. Conversely, during a period of falling interest rates, the Corporation's assets would tend to prepay faster than originally expected thus decreasing the negative gap position. In addition, some of the Corporation's assets, such as adjustable rate mortgages, have caps on the amount by which their interest rates can change in any single period, and therefore may not reprice as quickly as liabilities in the same maturity category.

The following table set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998 which are expected to mature or reprice in each of the time periods shown (in thousands):

                                                     Interest Rate Sensitivity Period
                                         ------------------------------------------------------
                                           1-90       91-365       1-5        Over
                                           Days        Days       Years     5 Years      Total
                                          --------    -------     ------    --------     -----
Earning assets
          Federal funds sold              $ 16,239       $ --        $ --       $ --   $ 16,239
          Mortgage loans held for sale       1,448         --          --         --      1,448
          Securities available for sale      4,900      1,002      22,432         --     28,334
          Total loans, net of
           non-accrual                      11,854      7,211      33,717      1,368     54,150
                                          --------   --------    --------   --------   --------
Total earning assets                        34,441      8,213      56,149      1,368    100,171

Interest bearing liabilities
          Total interest bearing
           deposits                         15,145     49,914      17,709        --      82,768
          Mortgage payable                    --         --          --          532        532
                                          --------   --------    --------   --------   --------
Total interest bearing liabilities          15,145     49,914      17,709        532     83,300
Net asset (liability) funding gap           19,296    (41,701)     38,440        836   $ 16,871
                                          --------   --------    --------   --------   ========
Cumulative net asset (liability)
funding gap                               $ 19,296   $(22,405)   $ 16,035   $ 16,871
                                          ========    ========   ========   ========


Year 2000 Problem

The Corporation is aware of the current concerns throughout the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the application year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including among other things a temporary inability to process transactions, send invoices or otherwise engage in routine business transactions on a day-to-day basis.

Operations of the Corporation depend upon the successful operation on a daily basis of its computer software programs. The Corporation relies upon software purchased from third-party vendors rather than internally generated software, and based upon its ongoing discussions with these vendors, the Corporation believes that most of its software already reflects changes necessary to avoid the Year 2000 Problem. The Corporation expects to update during 1998 any remaining software that could be affected by the Year 2000 Problem to eliminate remaining concerns. This update is not expected to have a material adverse effect on the Corporation.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

PART 2  -  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)     Financial Statements:

        The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

        Consolidated Balance Sheets - March 31, 1998, December 31, 1997 and
         March 31, 1997

        Consolidated Statements of Income - For the Three Months Ended March
         31, 1998 and 1997

        Consolidated Statements of Cash Flows - For the Three Months Ended
         March 31, 1998 and 1997

        Notes to Consolidated Financial Statements

(b) A Form 8-K Report was not filed during the three months ended March 31, 1998.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Dearborn Bancorp, Inc.
                                 (Registrant)


                              /s/ John E. Demmer
                              ----------------------------------
                                      John E. Demmer
                            Chairman and Chief Executive Officer



                             /s/ Michael J. Ross
                             -----------------------------------
                               Michael J. Ross
                                  President



                            /s/ Jeffrey L. Karafa
                           -------------------------------------
                              Jeffrey L. Karafa
                            Treasurer and Chief Financial Officer




Date:  May 6, 1998