Form 10-Q
period 1998-06-30
DEARBORN BANCORP INC /MI/
filed 1998-08-13
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended June 30, 1998.
                                           --------------

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


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of July 31, 1997.

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
                                                                          Page
                                                                          ----
         Consolidated Balance Sheets - June 30, 1998, December 31,
         1997 and June 30, 1997                                            3

         Consolidated Statements of Income - For the Three Months
         Ended June 30, 1998 and 1997                                      4

         Consolidated Statements of Comprehensive Income - For the
         Three Months Ended June 30, 1998 and 1997                         5

         Consolidated Statements of Cash Flows - For the Three
         Months Ended June 30, 1998 and 1997                               6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion of Results of Operations
         and Analysis of Financial Condition, Liquidity and
         Capital                                                        7-19

Part II. Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

             Item 4. Submission of Matters to a Vote of Security
                     Holders                                              20
             Item 6. Exhibits and Reports on Form 8-K                     20

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

             Item 1. Legal Proceedings
             Item 2. Changes in the Rights of the Corporation's
                     Security Holders
             Item 3. Defaults by the Corporation on its Senior
                     Securities
             Item 5. Other Information

SIGNATURES                                                                21

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

(In thousands)                              06/30/98   12/31/97     06/30/97
                                          (unaudited)  (audited)   (unaudited)
                                          -----------  ---------   ----------
ASSETS
Cash and cash equivalents
     Cash and due from banks               $   2,707   $   1,406   $   2,059
     Federal funds sold                        6,143         254       1,300
                                           ---------   ---------   ---------
         Total cash and cash equivalents       8,850       1,660       3,359

Mortgage loans held for sale                   5,214         347          61
Investment securities, available for sale     51,500      29,780      19,479
Loans
     Loans                                    56,223      52,139      43,136
     Allowance for possible credit losses       (557)       (522)       (436)
                                           ---------   ---------   ---------
         Net loans                            55,666      51,617      42,700

Bank premises and equipment, net               2,297       2,296       2,098
Accrued interest receivable                      981         723         549
Other assets                                     281         230         140
                                           ---------   ---------   ---------

     Total assets                          $ 124,789   $  86,653   $  68,386
                                           =========   =========   =========

LIABILITIES
Deposits
     Non-interest bearing deposits         $  13,114   $   8,587   $   9,711
     Interest bearing deposits                83,381      66,810      49,362
                                           ---------   ---------   ---------
         Total deposits                       96,495      75,397      59,073

Other liabilities
     Federal funds purchased                    --         1,500        --
     Mortgage payable                            528         537         545
     Accrued interest payable                    304         310         178
     Other liabilities                            86         157         155
                                           ---------   ---------   ---------
         Total liabilities                    97,413      77,901      59,951

STOCKHOLDERS' EQUITY
     Common stock - 5,000,000 shares
       authorized, 2,424,924 and
       1,044,924 shares outstanding in
       1998 and 1997, respectively            28,483      10,506       9,272
     Accumulated deficit                      (1,113)     (1,689)       (807)
     Net unrealized gain (loss) on
       securities available for sale               6         (65)        (30)
                                           ---------   ---------   ---------
         Total stockholders' equity           27,376       8,752       8,435

         Total liabilities and
           stockholders' equity            $ 124,789   $  86,653   $  68,386
                                           =========   =========   =========



The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                              Three Months Ended          Six Months Ended
(In thousands, except share data)            06/30/98     06/30/97      06/30/98      06/30/97
                                            ---------     --------      --------     -----------
Interest income
     Interest on loans                     $     1,249   $       958   $     2,454   $     1,827
     Interest on investment
       securities, available for sale              713           302         1,088           531
     Interest on federal funds and
       deposits with banks                         152            36           267            61
                                           -----------   -----------   -----------   -----------
         Total interest income                   2,114         1,296         3,809         2,419

Interest expense
     Interest on deposits                        1,133           690         2,109         1,268
     Interest on other liabilities                  10            11            22            21
                                           -----------   -----------   -----------   -----------
         Total interest expense                  1,143           701         2,131         1,289
                                           -----------   -----------   -----------   -----------

         Net interest income                       971           595         1,678         1,130
Provision for possible credit losses                20            34            42            73
                                           -----------   -----------   -----------   -----------

Net interest income after provision
  for possible credit losses                       951           561         1,636         1,057
                                           -----------   -----------   -----------   -----------

Non-interest income
     Service charges on deposit accounts            32            29            63            59
     Fees for other services to customers            5             5            12            12
     Gain on the sale of loans                      66            34            93            68
     Gain on the sale investment
       securities                                    3          --              16          --
     Other income                                    1             2             4             3
                                           -----------   -----------   -----------   -----------
         Total non-interest income                 107            70           188           142

Non-interest expenses
     Salaries and employee benefits                399           310           761           590
     Occupancy and equipment expense                95            47           191            97
     Advertising and marketing                      22            26            45            56
     Stationery and supplies                        43            13            68            30
     Professional services                          25            26            62            43
     Data processing                                25            24            53            44
     FDIC insurance premiums                         2             3             4             3
     Other operating expenses                       59            72           127           138
                                           -----------   -----------   -----------   -----------
         Total non-interest expenses               670           521         1,311         1,001
                                           -----------   -----------   -----------   -----------

Income before income tax benefit                   388           110           513           198
Income tax benefit                                 (13)          (35)          (63)          (60)
                                           -----------   -----------   -----------   -----------

Net income                                 $       401   $       145   $       576   $       258
                                           ===========   ===========   ===========   ===========

Per share data:
Net income - basic and diluted             $      0.17   $      0.14   $      0.34   $      0.25

Weighted average number
  of shares outstanding - basic              2,318,770     1,044,924     1,685,366     1,044,924
Weighted average number
  of shares outstanding - diluted            2,338,455     1,052,806     1,700,914     1,052,806



The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)


                                                Three Months Ended    Six Months Ended
(In thousands, except per share data)            06/30/98  06/30/97   06/30/98  06/30/97
                                                --------  --------   --------  --------

Net income                                       $ 401     $ 145      $ 576     $ 258
Other comprehensive income, net of tax
   Unrealized gains (losses) on securities
      Unrealized holding gains (losses)
        arising during period                       75        86         89       (12)
      Less: reclassification adjustment for
        gains included in net income                (3)     --          (16)     --
                                                 -----     -----      -----     -----
Other comprehensive income                          72        86         73       (12)
                                                 -----     -----      -----     -----

Comprehensive income                             $ 473     $ 231      $ 649     $ 246
                                                 =====     =====      =====     =====

The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                               Six Months Ended
                                                            06/30/98    06/30/97
                                                            --------    --------
Cash flows from operating activities
      Interest and fees received                            $  3,630    $  2,250
      Interest paid                                           (2,137)     (1,238)
      Proceeds from sale of mortgages held for sale            8,205       4,720
      Origination of mortgages held for sale                  (7,925)     (4,410)
      Participations purchased in mortgages held for sale     (5,054)       --
      Cash paid to suppliers and employees                    (1,266)     (1,025)
                                                            --------    --------
      Net cash provided by (used in) operating activities     (4,547)        297

Cash flows from investing activities
     Proceeds from maturities of securities
       available for sale                                     17,350       5,000
     Proceeds from sales of securities available for sale     19,908         595
     Purchases of securities available for sale              (58,883)    (14,598)
     Increase in loans, net of payments received              (4,091)     (6,876)
     Purchases of property and equipment                        (113)        (86)
                                                            --------    --------
     Net cash (used in) investing activities                 (25,829)    (15,965)

Cash flows from financing activities
     Net increase in non-interest bearing deposits             4,527       2,128
     Net increase in interest bearing deposits                16,571       9,482
     Decrease in federal funds purchased                      (1,500)       --
     Principal payments on mortgage payable                       (9)         (9)
     Sale of common stock, net of offerings costs             17,977        --
                                                            --------    --------
     Net cash provided by financing activities                37,566      11,601

Increase (decrease) in cash and cash equivalents               7,190      (4,067)
Cash and cash equivalents at the beginning
  of the period                                                1,660       7,426
                                                            --------    --------

Cash and cash equivalents at the end of the period          $  8,850    $  3,359
                                                            ========    ========

Reconciliation of net income to net cash provided by
  (used in) operating activities
Net income                                                  $    576    $    258
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
         Provision for possible credit losses                     42          73
         Depreciation and amortization expense                   115          71
         Accretion of discount on investment securities           (9)         (4)
         Amortization of premium on investment securities          1           8
         Gain on sale of investment securities                   (16)       --
         (Increase) decrease in mortgages held for sale       (4,867)        242
         (Increase) in interest receivable                      (258)       (243)
         Increase (decrease) in interest payable                  (6)         51
         (Increase) in other assets                              (54)        (49)
         (Decrease) in other liabilities                         (71)       (110)
                                                            --------    --------

Net cash provided by (used in) operating activities         ($ 4,547)   $    297
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

     The unaudited financial statements of the Corporation for the three and six month periods ended June 30, 1998 and 1997 reflect all adjustments, consisting of normal recurring items which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

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

Results of Operations

The Corporation reported net income of $401,000 and $576,000 for the three and six month periods ended June 30, 1998, respectively, compared to net income of $145,000 and $258,000 for the three and six month periods ended June 30, 1997. The improvement was a factor of growth in the volume of loans and deposits and the corresponding net interest income associated with the increased volumes. In addition, the Corporation completed an initial stock offering of common stock on April 8, 1998 that netted the Corporation $18.0 million in new capital which was invested in securities available for sale at an average rate of 5.80%. See the "Capital" section of this report for further information.

Net Interest Income

1998 Compared to 1997. Net interest income for the three month period ended June 30, 1998 was $971,000 compared to $595,000 for the same period ended June 30, 1997, an increase of $376,000 or 63%. This increase was caused primarily by an increase in average earning assets of $53.3 million between the periods while interest-bearing liabilities grew by $33.3 million. At the same time the Corporation's interest rate spread decreased to 1.82% in 1998 from 2.66% in 1997. The Corporation's net interest margin also decreased in 1998 to 3.32% from 3.74% in 1997. However, the decreases in net interest spread and net interest margin were offset by increases in the volume of net earning assets. The Corporation's decrease in interest rate spread and net interest margin was a result of selling additional shares of common stock and investing the funds into investment securities, available for sale, until which time the Corporation can deploy the capital into other investments or acquisitions.

Net interest income for the six month period ended June 30, 1998 was $1,678,000 compared to $1,130,000 for the same period ended June 30, 1997, an increase of $548,000 or 48%. This increase was caused primarily by an increase in average earning assets of $41.5 million between the periods while interest-bearing liabilities grew by $30.2 million. At the same time the Corporation's interest rate spread decreased to 2.06% in 1998 from 2.71% in 1997. The Corporation's net interest margin also decreased in 1998 to 3.32% from 3.79% in 1997. However, the decreases in net interest spread and net interest margin were offset by increases in the volume of net earning assets. The Corporation's decrease in interest rate spread and net interest margin was a result of selling additional shares of common stock and investing the funds into investment securities, available for sale, until which time the Corporation can deploy the capital into other investments or acquisitions. In addition, the Corporation's decrease in interest rate spread and net interest margin was a result of aggressive time deposit gathering at premium rates and the direct reinvestment of those funds into investment securities with similar interest rates until the funds could be deployed into quality loans with higher yields.

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


                                          Three months ended June 30,       Three months ended June 30,
                                                    1998                                1997
                                         ----------------------------      -----------------------------
                                         Average              Average       Average              Average
(In thousands)                           Balance   Interest    Rate         Balance   Interest    Rate
                                         -------   --------   -------      --------   --------   -------

Assets
     Federal funds sold and interest
       bearing deposits with banks       $ 11,597   $    152    5.24%      $  2,499    $   36     5.76%
     Investment securities, available
       for sale                            50,266        713    5.67%        19,420       302     6.22%
     Loans                                 55,123      1,249    9.06%        41,771       958     9.17%
                                         --------   --------    ----       --------    ------     ----
         Sub-total earning assets         116,986      2,114    7.23%        63,690     1,296     8.14%
     Other assets                           5,868                             3,646
                                         --------                          --------

Total assets                             $122,854                          $ 67,336
                                         ========                          ========

Liabilities and stockholders' equity
     Interest bearing deposits           $ 83,989   $  1,133    5.40%      $ 50,650    $  690     5.45%
     Other borrowings                         530         10    7.55%           541        11     8.13%
                                         --------   --------    ----       --------    ------     ----
         Sub-total interest bearing
           liabilities                     84,519      1,143    5.41%        51,191       701     5.48%
      Non-interest bearing deposits        11,050                             7,700
      Other liabilities                       390                               264
      Stockholders' equity                 26,895                             8,181
                                         --------                          --------

Total liabilities and stockholders'
  equity                                 $122,854                          $ 67,336
                                         ========                          ========

         Net interest income                        $    971                           $  595
                                                    ========                           ======
         Net interest rate spread                               1.82%                             2.66%
                                                                ====                              ====

         Net interest margin on
           earning assets                                       3.32%                             3.74%
                                                                ====                              ====

                                           Six months ended June 30,         Six months ended June 30,
                                                    1998                                1997
                                         ----------------------------      -----------------------------
                                         Average              Average       Average              Average
(In thousands)                           Balance   Interest    Rate         Balance   Interest    Rate
                                         -------   --------   -------      --------   --------   -------

Assets
     Federal funds sold and interest
       bearing deposits with banks       $  9,941   $    267    5.37%      $  2,150    $   61     5.67%
     Investment securities, available
       for sale                            37,139      1,088    5.86%        17,452       531     6.09%
     Loans                                 53,992      2,454    9.09%        40,000     1,827     9.14%
                                         --------   --------    ----       --------    ------     ----
         Sub-total earning assets         101,072      3,809    7.54%        59,602     2,419     8.12%
     Other assets                           6,374                             3,950
                                         --------                          --------

Total assets                             $106,405                          $ 63,552
                                         ========                          ========

Liabilities and stockholders' equity
     Interest bearing deposits           $ 77,339   $  2,109    5.45%      $ 47,133    $1,268     5.38%
     Other borrowings                         540         22    8.15%           549        21     7.65%
                                         --------   --------    ----       --------    ------     ----
         Sub-total interest bearing
           liabilities                     77,879      2,131    5.47%        47,682     1,289     5.41%
      Non-interest bearing deposits        10,713                             7,402
      Other liabilities                       405                               256
      Stockholders' equity                 17,408                             8,212
                                         --------                          --------

Total liabilities and stockholders'
  equity                                 $106,405                          $ 63,552
                                         ========                          ========

         Net interest income                        $  1,678                           $1,130
                                                    ========                           ======
         Net interest rate spread                               2.06%                             2.71%
                                                                ====                              ====

         Net interest margin on
           earning assets                                       3.32%                             3.79%
                                                                ====                              ====

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


                   DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED NET INTEREST INCOME VOLUME / RATE ANALYSIS


                                             Three months ended            Six months ended
                                             June 30, 1998/1997             June 30, 1998/1997
                                         Change in interest due to      Change in interest due to
                                         ---------------------------    ---------------------------
                                         Average    Average    Net      Average    Average    Net
(In thousands)                           Balance     Rate     Change    Balance     Rate     Change
                                         -------    -------   ------    -------    --------  ------

Assets
     Federal funds sold and interest
       bearing deposits with banks          119     $(13)    $ 116      $  209     $ (3)    $  206
     Investment securities, available
       for sale                             438      (27)      411         577      (20)       577
     Loans                                  303      (12)      291         636       (9)       727
                                          -----     ----     -----      ------     ----      -----
Total earning assets                      $ 859     $(51)    $ 818      $1,422     $(32)    $1,390
                                          =====     ====     =====      ======     ====     ======

Liabilities
     Interest bearing deposits            $ 450     $ (7)    $ 443      $  824     $ 17     $  841
     Other borrowings                      --         (1)       (1)       --          1          1
                                          -----     ----     -----      ------     ----      -----
Total interest bearing liabilities        $ 450     $ (8)    $ 442      $  824     $ 18     $  842
                                          =====     ====     =====      ======     ====     ======


         Net interest income                                 $ 376                          $  548
                                                             =====                          ======
         Net interest rate spread                            (0.84)%                         (0.65)%
                                                             =====                          ======

         Net interest margin on
           earning assets                                    (0.42)%                         (0.47)%
                                                             =====                          ======


Provision for Possible Credit Losses

1998 Compared to 1997. The provision for possible credit losses was $20,000 and $42,000 for the three and six month periods ended June 30, 1998, respectively, compared to $34,000 and $73,000 for the same periods in 1997. The provision for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

Non-interest Income

1998 Compared to 1997. Non-interest income was $107,000 and $188,000 for the three and six month periods ended June 30, 1998, respectively, compared to $70,000 and $142,000 for the same periods in 1997, an increase of $37,000 or 53% for the three month period and an increase of $46,000 or 32% for the six month period.. This increases were primarily due to gains on loans held for sale and gains recognized on the sale of investment securities.

Non-interest Expense

1998 Compared to 1997. Non-interest expense was $670,000 and $1,311,000 for the three and six month periods ended June 30, 1998, respectively, compared to $521,000 and $1,001,000 for the same periods in 1997, an increase of $149,000 or 29% for the three month period and an increase of $310,000 or 31% for the six month period. The largest components of non-interest expense were salaries and employee benefits which amounted to $399,000 and $761,000 and occupancy and equipment expense which amounted to $95,000 and $191,000 for the three and six month periods ended June 30, 1998, respectively. For the same period in 1997, salaries and employee benefits were $310,000 and $590,000 and occupancy and equipment expense were $47,000 and $97,000, respectively. The primary factor for these increases was the opening of the Bank's office in Plymouth Township in August 1997 and additions to staffing in the lending department of the Bank in 1998. As of June 30, 1998, the number of full time equivalent employees was 35 as compared to 26 as o
June 30, 1997.

Income Tax Benefit

1998 Compared to 1997. The income tax benefit was $13,000 and $63,000 for the three and six month periods ended June 30, 1998 compared to $35,000 and $65,000 for the same periods in 1997. The changes were due to the change in the valuation allowance against a deferred tax asset related to net operating loss carryforwards. As of June 30, 1998 the Corporation had released all available valuation allowances against deferred tax assets.

Comparison of Financial Condition at June 30, 1998 and June 30, 1997

Assets. Total assets at June 30, 1998 were $124.8 million compared to $68.4 million at June 30, 1997, an increase of $56.4 million or 82%. The increase was primarily due to increases in federal funds sold, investment securities - available for sale and loans.

Federal Funds Sold. Total federal funds sold at June 30, 1998 were $6.1 million compared to $1.3 million at June 30, 1997, an increase of $4.8 million or 369%. The increase was primarily due to the increase in deposits.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 1998 were $5.2 million compared to $61,000 at June 30, 1997, an increase of $5.1 million. The increase was due to the Bank purchasing participations in mortgage loans held for sale on June 30, 1998 in the amount of $5.1 million. By July 15, 1998, all of the purchased participations were paid-off.

Investment Securities - Available for Sale. Total investment securities - available for sale, at June 30, 1998 were $51.5 million compared to $19.5 million at June 30, 1997, an increase of $32.0 million or 164%. An increase in the common stock and deposits has enabled the Corporation to invest in investment securities - available for sale until such time as quality loan opportunities or other higher yielding investments become available. All securities within the Corporation's portfolio are U.S. treasury issues, U.S. government sponsored agency issues or corporate debt securities carrying ratings of Aa2 or better. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                             June 30, 1998
                              ---------------------------------------------
                                           Gross       Gross      Estimated
                              Amortized  Unrealized  Unrealized    Market
                                 Cost       Gains      Losses       Value
                              ---------  ----------  ----------   ---------

US Treasury securities         $ 2,001     $   6       $ --       $ 2,007
US Government agency
  securities                    39,243        13          (13)     39,243
Corporate debt securities       10,250      --           --        10,250
                               -------     -----       ------     -------

          Totals               $51,494     $  19       $  (13)    $51,500
                               =======     =====       ======     =======

                                             June 30, 1997
                              ---------------------------------------------
                                           Gross       Gross      Estimated
                              Amortized  Unrealized  Unrealized    Market
                                 Cost       Gains      Losses       Value
                              ---------  ----------  ----------   ---------


US Treasury securities         $ 3,006    $    8       $   (9)   $ 3,005
US Government agency
  securities                    16,503         8          (37)    16,474
Corporate debt securities         --        --           --         --
                               -------    ------       ------    -------

          Totals               $19,509    $   16       $  (46)   $19,479
                               =======    ======       ======    =======

Loans. Total loans at June 30, 1998 were $56.3 million compared to $43.1 million at June 30, 1997, an increase of $13.2 million or 31%. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                       06/30/98    12/31/97    06/30/97
                                       --------    --------    --------
Consumer loans                         $ 12,846    $ 12,705    $ 11,159
Commercial, financial, & other           11,015      10,668       7,032
Commercial real estate construction       1,623       1,746       2,490
Commercial real estate mortgages         12,425       9,796       8,122
Residential real estate mortgages        18,314      17,224      14,333
                                       --------    --------    --------

                                         56,223      52,139      43,136
Allowance for possible credit losses       (557)       (522)        436
                                       --------    --------    --------

                                       $ 55,666    $ 51,617    $ 42,700
                                       ========    ========    ========


The following is a summary of non-performing assets and problems loans (in thousands):

                              06/30/98    12/31/97   06/30/97
                              --------    --------   --------
Non-accrual loans               $ 44        $ 11       $  5
Renegotiated loans               --          --         --
Other real estate owned          --          --         --
                                ----        ----       ----
                                $ 44        $ 11       $  5
                                ====        ====       ====

Allowance for Possible Credit Losses. The allowance for possible credit losses at June 30, 1998 was $557,000 compared to $436,000 at June 30, 1997, an increase of $121,000 or 28%. The increase in the allowance for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for possible credit losses (in thousands):

                                                    06/30/98     06/30/97
                                                    --------     --------
Balance, beginning of year                          $   522      $   366

Charge-offs:

     Consumer Loans                                       7            3
                                                    -------      -------

Net charge-offs                                           7            3

Additions charged to operations                          42           73
                                                    -------      -------

Balance, June 30                                    $   557      $   436
                                                    =======      =======

Allowance to total loans                               0.99%        1.01%
                                                    =======      =======

Net charge-offs to average loans                       0.01%        0.01%
                                                    =======      =======

     Average allowance for possible loan losses         539          398
     Average total loans, gross                      53,992       40,000
     Average allowance to average total loans          1.00%        1.00%


Bank Premises and Equipment. Bank premises and equipment at June 30, 1998 was $2.3 million compared to $2.1 million at June 30, 1997, an increase of $0.2 million or 10%. This increase reflects the Bank's investment in technology as well as capital expenditures necessary to open the Bank's Plymouth Township Office.

Accrued Interest Receivable. Accrued interest receivable at June 30, 1998 was $981,000 compared to $549,000 at June 30, 1997, an increase of $432,000 or
79%. The increase was primarily due to semi-annual interest payments accrued on investments securities available for sale.

Other Assets. Other assets at June 30, 1998 were $281,000 compared to $140,000 at June 30, 1997, an increase of $141,000 or 100%. The increase was due to the Bank's recognition of income tax assets.

Deposits. Total deposits at June 30, 1998 were $96.5 million compared to $59.1 million at June 30, 1997, an increase of $37.4 million or 63%. The following is a summary of the distribution of deposits (in thousands):


                                        06/30/98  12/31/97  06/30/97
                                        --------  --------  --------
Non-interest bearing:
          Demand                         $13,114   $ 8,587   $ 9,711
                                         =======   =======   =======

Interest bearing:
          Checking                       $ 2,120   $ 1,274   $   738
          Money market                    10,656     6,787     5,487
          Savings                          1,859     1,529     1,375
          Time, under $100,000            42,661    36,114    24,672
          Time, $100,000 and over
               Non-volatile priced        15,265    12,055     8,098
               Volatile priced            10,820     9,051     8,992
                                         -------   -------   -------

                                         $83,381   $66,810   $49,362
                                         =======   =======   =======


The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included two major marketing campaigns, an annual birthday celebration in March each year and a grand opening celebration of the Bank's Plymouth Township branch in August, 1997. The increase in deposits enabled the Corporation to invest the funds in loans, federal funds sold and investment securities - available for sale.

Accrued Interest Payable. Accrued interest payable at June 30, 1998 was $304,000 compared to $178,000 at June 30, 1997, an increase of $126,000 or
70%. The increase was due to the increase in the volume of time deposits.

Capital

Stockholders' equity at June 30, 1998 was $27.4 million compared to $8.4 million as of June 30, 1997, an increase of $19.0 million or 226%. The following is a presentation of the Bank's regulatory capital ratios (in thousands):

                                                                                        Minimum
                                                                                To Be Well Capitalized
                                                         Minimum For Capital    Under Prompt Corrective
                                          Actual          Adequacy Purposes:       Action Provisions:
                                     ---------------     -------------------    -----------------------
                                     Amount    Ratio      Amount     Ratio        Amount      Ratio
                                     ------    -----      ------     -----        -------     -----
As of June 30, 1998
    Total capital
         (to risk weighted assets)   10,409    17.0%       4,898     8.0%           6,123     10.0%
    Tier I capital
         (to risk weighted assets)    9,852    16.1%       2,448     4.0%           3,672      6.0%
    Tier I capital
         (to average assets)          9,852     9.4%       4,192     4.0%           5,240      5.0%

As of June 30, 1997
    Total capital
         (to risk weighted assets)    6,515    16.1%       3,237     8.0%           4,047     10.0%
    Tier I capital
         (to risk weighted assets)    6,079    15.0%       1,621     4.0%           2,432      6.0%
    Tier I capital
         (to average assets)          6,079    10.1%       2,408     4.0%           3,009      5.0%

Based on the respective regulatory capital ratios at June 30, 1998 and 1997, the Bank is well capitalized.

On April 8, 1998, the Corporation completed an initial public offering of common stock underwritten by Roney and Co. As a result of the offering, the Corporation sold 1,380,000 shares of stock at a price of $14.00 per share and received $18.0 million in new capital, net of offering costs. The Corporation is also now trading on the NASDAQ Small-Cap Market under the symbol "DEAR".

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

The following table set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998 which are expected to mature or reprice in each of the time periods shown (in thousands):

                                                       Interest Rate Sensitivity Period
                                               --------------------------------------------------
(In thousands)                                   1-90     91-365       1-5      Over
                                                 Days      Days       Years    5 Years    Total
                                               -------   --------    -------   -------    -----
Earning assets
          Federal funds sold                   $ 6,143   $   --      $  --     $  --     $  6,143
          Mortgage loans held for sale           5,214       --         --        --        5,214
          Securities available for sale         10,250      1,002     40,248      --       51,500
          Total loans, net of non-accrual       12,247      6,289     36,561     1,082     56,179
                                               -------   --------    -------   -------   --------
Total earning assets                            33,854      7,291     76,809     1,082    119,036

Interest bearing liabilities
          Total interest bearing deposits       19,662     47,665     16,054      --       83,381
          Mortgage payable                        --         --         --         528        528
                                               -------   --------    -------   -------   --------
Total interest bearing liabilities              19,662     47,665     16,054       528     83,909

Net asset (liability) funding gap               14,192    (40,374)    60,755       554   $ 35,127
                                               -------   --------    -------   -------   ========

Cumulative net asset (liability) funding gap   $14,192   $(26,182)   $34,573   $35,127
                                               =======   ========    =======   =======


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Corporation held its regular annual meeting of stockholders on May 19, 1998. At this meeting, an election was held for six directors, to serve two and three year terms expiring in 2000 and 2001. The voting results for each nominee were as follows:

           Nominee                           Total For      Total Withheld
           -------                           ---------      --------------
           Dr. Robert C. Schwyn (2000)        747,570            None
           Margaret I. Campbell (2001)        747,570            None
           John E. Demmer (2001)              747,570            None
           Michael V. Dorian, Jr. (2001)      747,460            None
           Donald G. Karcher (2001)           747,570            None
           Richard Nordstrom (2001)           747,570            None

           In addition, the stockholders were asked to approve two proposals.

           A proposal to amend the articles of incorporation to increase the number of authorized shares of common stock from 3,000,000 to 5,000,000 shares was approved as follows: voted yes 743,339; voted no 1,540; abstained none.

           A proposal to amend the 1994 stock option plan to make available an additional 85,000 shares of common stock for issuance under the plan was approved as follows: voted yes 681,545; voted no 21,067; abstained 3,383.

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)      Financial Statements:

         The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

         Consolidated Balance Sheets - June 30, 1998, December 31, 1997 and
             June 30, 1997

         Consolidated Statements of Income - For the Three and Six Months
             Ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows - For the Three and
             Six Months Ended June 30, 1998 and 1997

         Notes to Consolidated Financial Statements

(b)      A Form 8-K Report was not filed during the three months ende
         June 30, 1998.

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



                            Dearborn Bancorp, Inc.
                                 (Registrant)





                              /s/ John E. Demmer
                     ------------------------------------
                                John E. Demmer
                     Chairman and Chief Executive Officer



                             /s/ Michael J. Ross
                     ------------------------------------
                               Michael J. Ross
                                  President



                            /s/ Jeffrey L. Karafa
                    -------------------------------------
                              Jeffrey L. Karafa
                    Treasurer and Chief Financial Officer




Date:  August 3, 1998