Form 10-Q
period 1998-09-30
DEARBORN BANCORP INC /MI/
filed 1998-11-12
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 1998.
                                           -------------------

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


                22290 Michigan Avenue, Dearborn, MI 48123-2247
              -------------------------------------------------
              (Address of principal executive office) (Zip Code)

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

Yes__X___    No ______


ndicate the number of shares outstanding for each of the issuer's classes of common stock, as of October 31, 1998.

               Class                              Shares Outstanding
               -----                              ------------------
            Common Stock                              2,424,924

                            DEARBORN BANCORP, INC.

                                    INDEX

Part I.  Financial Information:

Item 1.  Financial Statements

         The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

                                                                          Page
         Consolidated Balance Sheets - September 30, 1998,                ----
         December 31, 1997 and September 30, 1997                           3

         Consolidated Statements of Income - For the Three and Nine
         Months Ended September 30, 1998 and 1997                           4

         Consolidated Statements of Comprehensive Income - For the
         Three and Nine Months Ended September 30, 1998 and 1997            5

         Consolidated Statements of Cash Flows - For the Three and
         Nine Months Ended September 30, 1998 and 1997                      6

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion of Results of Operations and
         Analysi of Financial Condition, Liquidity and Capital           7-20

Part II. Other Information:

      Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

         Item 6. Exhibits and Reports on Form 8-K                          21

      Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

         Item 1. Legal Proceedings
         Item 2. Changes in the Rights of the Corporation's
                 Security Holders
         Item 3. Defaults by the Corporation on its Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information

SIGNATURES                                                                 22

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

(In thousands)                                            09/30/98      12/31/97    09/30/97
                                                         (unaudited)   (audited)   (unaudited)
                                                         ----------    ---------   ----------
ASSETS
Cash and cash equivalents
          Cash and due from banks                         $   1,955    $   1,406    $   1,412
          Federal funds sold                                 13,132          254        4,150
                                                          ---------    ---------    ---------
                    Total cash and cash equivalents          15,087        1,660        5,562

Mortgage loans held for sale                                    444          347          190
Investment securities, available for sale                    45,870       29,780       23,942
Loans
          Loans                                              61,248       52,139       47,106
          Allowance for possible credit losses                 (594)        (522)        (475)
                                                          ---------    ---------    ---------
                    Net loans                                60,654       51,617       46,631

Bank premises and equipment, net                              2,415        2,296        2,208
Accrued interest receivable                                     961          723          555
Other assets                                                    380          230          183
                                                          ---------    ---------    ---------

          Total assets                                    $ 125,811    $  86,653    $  79,271
                                                          =========    =========    =========

LIABILITIES
Deposits
          Non-interest bearing deposits                   $   9,320    $   8,587    $   8,900
          Interest bearing deposits                          87,621       66,810       60,835
                                                          ---------    ---------    ---------
                    Total deposits                           96,941       75,397       69,735

Other liabilities
          Federal funds purchased                              --          1,500         --
          Mortgage payable                                      523          537          541
          Accrued interest payable                              312          310          242
          Other liabilities                                     239          157          187
                                                          ---------    ---------    ---------
                    Total liabilities                        98,015       77,901       70,705

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                   2,424,924 and 1,044,924 shares
                   outstanding in 1998 and 1997,
                   respectively                              28,483       10,506        9,272
          Accumulated deficit                                  (747)      (1,689)        (651)
          Net unrealized gain (loss) on securities
                    available for sale                           60          (65)         (55)
                                                          ---------    ---------    ---------
                    Total stockholders' equity               27,796        8,752        8,566

                    Total liabilities and
                          stockholders' equity            $ 125,811    $  86,653    $  79,271
                                                          =========    =========    =========


The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share data)                  Three Months Ended           Nine Months Ended
                                                 09/30/98      09/30/97      09/30/98       09/30/97
                                               -----------   -----------    ----------    ------------
Interest income
     Interest on loans                         $     1,375   $     1,031    $     3,830   $     2,859
     Interest on investment securities,
       available for sale                              773           313          1,862           844
     Interest on federal funds and
       deposits with banks                             121            55            387           116
                                               -----------   -----------    -----------   -----------
          Total interest income                      2,269         1,399          6,079         3,819

Interest expense
     Interest on deposits                            1,162           769          3,271         2,037
     Interest on other liabilities                      10            11             32            32
                                               -----------   -----------    -----------   -----------
          Total interest expense                     1,172           780          3,303         2,069

          Net interest income                        1,097           619          2,776         1,750
Provision for possible credit losses                    37            39             79           112
                                               -----------   -----------    -----------   -----------

Net interest income after provision
  for possible credit losses                         1,060           580          2,697         1,638
                                               -----------   -----------    -----------   -----------

Non-interest income
     Service charges on deposit accounts                39            34            102            93
     Fees for other services to customers                6             7              4            19
     Gain on the sale of loans                          63            32            156           100
     Gain on the sale investment securities             20            13             36            13
     Other income                                        1             1             18             4
                                               -----------   -----------    -----------   -----------
          Total non-interest income                    129            87            316           229

Non-interest expenses
     Salaries and employee benefits                    471           309          1,259           900
     Occupancy and equipment expense                   101            83            292           180
     Advertising and marketing                          17            27             62            83
     Stationery and supplies                            26            21             94            52
     Professional services                              39            21            100            64
     Data processing                                    35            21             88            65
     FDIC insurance premiums                             3             2              7             5
     Other operating expenses                           67            67            169           203
                                               -----------   -----------    -----------   -----------
          Total non-interest expenses                  759           551          2,071         1,552

Income before income tax provision (benefit)           430           116            942           315
Income tax provision (benefit)                          63           (40)          --            (100)
                                               -----------   -----------    -----------   -----------
Net income                                     $       367   $       156    $       942   $       415
                                               ===========   ===========    ===========   ===========

Per share data:
Net income - basic and diluted                 $      0.15   $      0.15    $      0.49   $      0.44

Weighted average number of
  shares outstanding - basic                     2,424,924     1,044,924      1,934,594     1,044,924
Weighted average number of
  shares outstanding - diluted                   2,435,861     1,044,924      1,950,531     1,044,924

The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except share data)               Three Months Ended    Nine Months Ended
                                                09/30/98  09/30/97  09/30/98  09/30/97
                                                --------  --------  --------  --------
Net income                                        $ 367     $ 156    $ 942     $ 415
Other comprehensive income, net of tax
   Unrealized gains (losses) on securities
      Unrealized holding gains (losses)
        arising during period                         4        86       75       (12)
          Less:  reclassification adjustment
             for gains included in net income       (20)     --        (36)     --
                                                  -----     -----    -----     -----
Other comprehensive income                          (16)       86       39       (12)
                                                  -----     -----    -----     -----

Comprehensive income                              $ 351     $ 242    $ 981     $ 403
                                                  =====     =====    =====     =====

The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)
                                                                        9/30/98     09/30/97
                                                                        -------     --------
Cash flows from operating activities
          Interest and fees received                                    $  5,947     $  3,686
          Interest paid                                                   (3,301)      (1,954)
          Proceeds from sale of mortgages held for sale                   17,342        7,908
          Origination of mortgages held for sale                         (12,228)      (7,695)
          Participations purchased in mortgages held for sale             (5,054)        --
          Cash paid to suppliers and employees                            (1,964)      (1,508)
                                                                        --------     --------
          Net cash provided by operating activities                          742          437

Cash flows from investing activities
          Proceeds from maturities of securities available for sale       30,864       15,000
          Proceeds from sales of securities available for sale            30,043        2,613
          Purchases of securities available for sale                     (76,820)     (31,093)
          Increase in loans, net of payments received                      9,109      (10,846)
          Purchases of property and equipment                                288         (234)
                                                                        --------     --------
          Net cash (used in) investing activities                         (6,516)     (24,560)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                      733        1,317
          Net increase in interest bearing deposits                       20,811       20,955
          Decrease in federal funds purchased                             (1,500)        --
          Principal payments on mortgage payable                             (14)         (13)
          Sale of common stock, net of offerings costs                    17,977         --
                                                                        --------     --------
          Net cash provided by financing activities                       38,007       22,259

Increase (decrease) in cash and cash equivalents                          13,427       (1,864)
Cash and cash equivalents at the beginning of the period                   1,660        7,426
                                                                        --------     --------

Cash and cash equivalents at the end of the period                      $ 15,087     $  5,562
                                                                        ========     ========

Reconciliation of net income to net cash provided by
  operating activities
Net income                                                              $    942     $    415
          Adjustments to reconcile net income to net cash
                    provided by operating activities
                    Provision for possible credit losses                      79          112
                    Depreciation and amortization expense                    174          111
                    Accretion of discount on investment securities           (17)          (7)
                    Amortization of premium on investment securities           1           12
                    Gain on sale of investment securities                    (36)         (13)
                    (Increase) decrease in mortgages held for sale           (97)         113
                    (Increase) in interest receivable                       (238)        (249)
                    Increase (decrease) in interest payable                    2           51
                    (Increase) in other assets                              (150)         (94)
                    Increase (decrease) in other liabilities                  82          (78)
                                                                        --------     --------

Net cash provided by operating activities                               $    742     $    437
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

     The unaudited financial statements of the Corporation for the three and nine month periods ended September 30, 1998 and 1997 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary to present a fair statement of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

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

Certain information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the Act's safe harbor provisions. These statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially and adversely from those described in the forward-looking statements as a result of various factors outside the control of the Corporation, including but not limited to the following: the risk of non-payment of loans, changes in prevailing economic conditions causing declines in real estate market values, rapid changes in interest rates and the monetary and fiscal policies of the federal government, and strong competition for deposits, loans and other financial services from competitors.

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

Results of Operations

The Corporation reported net income of $367,000 and $942,000 for the three and nine month periods ended September 30, 1998, respectively, compared to net income of $156,000 and $415,000 for the three and nine month periods ended September 30, 1997. The improvement was a factor of growth in the volume of loans and deposits and the corresponding net interest income associated with the increased volumes. In addition, the Corporation completed an initial stock offering of common stock on April 8, 1998 that netted the Corporation $18.0 million in new capital which was invested in securities available for sale at an average rate of 5.80%. See the "Capital" section of this report for further information.

Net Interest Income

1998 Compared to 1997. Net interest income for the three month period ended September 30, 1998 was $1,097,000 compared to $619,000 for the same period ended September 30, 1997, an increase of $478,000 or 77%. This increase was caused primarily by an increase in average earning assets of $52.2 million between the periods while interest-bearing liabilities grew by $31.8 million. At the same time the Corporation's interest rate spread decreased to 2.16% in 1998 from 2.57% in 1997. However, the Corporation's net interest margin increased in 1998 to 3.64% from 3.62% in 1997. The decrease in net interest spread was offset by increases in the volume of net earning assets. The Corporation's decrease in interest rate spread was a result of investing the Corporation's available funds in federal funds sold and investment securities, available for sale, until which time the Corporation can deploy the capital into other investments or acquisitions.

Net interest income for the nine month period ended September 30, 1998 was $2,776,000 compared to $1,750,000 for the same period ended September 30, 1997, an increase of $1,026,000 or 59%. This increase was caused primarily by an increase in average earning assets of $41.5 million between the periods while interest-bearing liabilities grew by $27.1 million. At the same time the Corporation's interest rate spread decreased to 2.08% in 1998 from 2.55% in 1997. The Corporation's net interest margin also decreased in 1998 to 3.43% from 3.51% in 1997. However, the decreases in net interest spread and net interest margin were offset by increases in the volume of net earning assets. The Corporation's decrease in interest rate spread and net interest margin was a result of investing the Corporation's available funds into federal funds sold and investment securities, available for sale, until which time the Corporation can deploy the capital into other investments or acquisitions. In addition, the Corporation's decrease in interest rate spread and net interest margin was a result of aggressive time deposit gathering at premium rates and the direct reinvestment of those funds into investment securities with similar interest rates until the funds could be deployed into quality loans with higher yields.

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


                                                  Three months ended September 30,   Three months ended September 30,
                                                                 1998                              1997
                                                  --------------------------------   ---------------------------------
                                                     Average             Average        Average              Average
(In thousands)                                       Balance   Interest    Rate         Balance   Interest     Rate
                                                    ---------  --------  -------       ---------  --------   -------
Assets
     Federal funds sold and interest
               bearing deposits with banks          $  8,904    $  121    5.44%        $ 4,075     $   55     5.40%
     Investment securities, available for sale        51,225       773    6.04%         20,266        313     6.18%
     Loans                                            60,477     1,375    9.09%         44,092      1,031     9.35%
                                                    --------    ------    ----         -------     ------     ----
               Sub-total earning assets              120,606     2,269    7.53%         68,433      1,399     8.18%
     Other assets                                      5,230                             4,646
                                                    --------                           -------

               Total assets                         $125,836                           $73,079
                                                    ========                           =======

Liabilities and stockholders' equity
     Interest bearing deposits                       $86,891    $1,162    5.35%        $55,094     $  769     5.58%
     Other borrowings                                    525        10    7.62%            563         11     7.82%
                                                    --------    ------    ----         -------     ------     ----
               Sub-total interest bearing
                 liabilities                          87,416     1,172    5.36%         55,657        780     5.61%
     Non-interest bearing deposits                    10,344                             8,556
     Other liabilities                                   474                               353
     Stockholders' equity                             27,602                             8,513
                                                    --------                           -------

Total liabilities and stockholders' equity          $125,836                           $73,079
                                                    ========                           =======

               Net interest income                              $1,097                             $  619
                                                                ======                             ======
               Net interest rate spread                                   2.16%                               2.57%
                                                                          ====                                ====

               Net interest margin on earning
                 assets                                                   3.64%                               3.62%
                                                                          ====                                ====

                                                        Nine months ended                    Nine months ended
                                                        September 30, 1998                   September 30,1997
                                                  -------------------------------     ------------------------------
                                                   Average                Average      Average               Average
(In thousands)                                     Balance    Interest     Rate        Balance    Interest    Rate
                                                  --------    --------    -------     --------    --------   -------
Assets
     Federal funds sold and interest
               bearing deposits with banks        $  9,622     $  387      5.36%       $3,352     $  116      4.61%
     Investment securities, available for sale      41,982      1,862      5.91%       20,032        844      5.62%
     Loans                                          56,453      3,830      9.05%       43,168      2,859      8.83%
                                                  --------     ------     -----       -------     -------    -----
               Sub-total earning assets            108,057      6,079      7.50%       66,552      3,819      7.65%
     Other assets                                    5,137                              5,082
                                                  --------                            -------

               Total assets                       $113,194                            $71,634
                                                  ========                            =======

Liabilities and stockholders' equity
     Interest bearing deposits                    $ 80,695     $3,271      5.40%      $53,560     $2,037      5.07%
     Other borrowings                                  501         32      8.52%          549         32      7.77%
                                                  --------     ------     -----       -------     ------      ----
               Sub-total interest bearing
                 liabilities                        81,196      3,303      5.42%       54,109      2,069      5.10%
     Non-interest bearing deposits                  10,576                              8,368
     Other liabilities                                 478                                354
     Stockholders' equity                           20,944                              8,803
                                                  --------                            --------

               Total liabilities and
                 stockholders' equity             $113,194                            $71,634
                                                  ========                            =======

               Net interest income                             $2,776                             $1,750
                                                               ======                             ======

               Net interest rate spread                                    2.08%                              2.55%
                                                                           ====                               ====

               Net interest margin on
                 earning assets                                            3.43%                              3.51%
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

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED NET INTEREST INCOME VOLUME / RATE ANALYSIS

                                                      Three months ended               Nine months ended
                                                    September 30, 1998/1997         September 30, 1998/1997
                                                   Change in interest due to       Change in interest due to
                                              ---------------------------------   ----------------------------
                                               Average     Average       Net      Average    Average     Net
(In thousands)                                 Balance      Rate       Change     Balance     Rate      Change
                                              --------    --------     ------     -------   ------      ------

Assets
     Federal funds sold and interest
               bearing deposits with banks         66      $    0      $   66         252    $   19    $   271
     Investment securities, available
       for sale                                   467          (7)        460         974    $   44      1,018
     Loans                                        373         (29)        344         901    $   70        971
                                              -------      ------      ------     -------    ------    -------
Total earning assets                          $   906      $  (36)     $  870     $ 2,127    $  133    $ 2,260
                                              =======      ======      ======     =======    ======    =======

Liabilities
     Interest bearing deposits                $   425      $  (33)     $  392       1,102    $  132    $ 1,234
     Other borrowings                            --          --          --          --        --         --
                                              -------      ------      ------     -------    ------    -------
Total interest bearing liabilities            $   425      $  (32)     $  392     $ 1,102    $  132    $ 1,234
                                              =======      ======      ======     =======    ======    =======

         Net interest income                                           $  478                          $ 1,026
                                                                       ======                          =======

         Net interest rate spread                                       (0.41)%                          (0.48)%
                                                                       ======                          =======


         Net interest margin on
           earning assets                                                0.02%                          (0.08)%
                                                                       ======                          ======



Provision for Possible Credit Losses

1998 Compared to 1997. The provision for possible credit losses was $37,000 and $79,000 for the three and nine month periods ended September 30, 1998, respectively, compared to $39,000 and $112,000 for the same periods in 1997, an decrease of $2,000 or 5% for the three month period and an decrease of $33,000 or 29% for the nine month period. The provision for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

Non-interest Income

1998 Compared to 1997. Non-interest income was $129,000 and $316,000 for the three and nine month periods ended September 30, 1998, respectively, compared to $87,000 and $229,000 for the same periods in 1997, an increase of $42,000 or 48% for the three month period and an increase of $87,000 or 38% for the nine month period. These increases were primarily due to gains on loans held for sale, gains recognized on the sale of investment securities and the collection of service charges on deposit accounts.

Non-interest Expense

1998 Compared to 1997. Non-interest expense was $759,000 and $2,071,000 for the three and nine month periods ended September 30, 1998, respectively, compared to $551,000 and $1,552,000 for the same periods in 1997, an increase of $208,000 or 38% for the three month period and an increase of $519,000 or 33% for the nine month period. The largest components of non-interest expense were salaries and employee benefits which amounted to $471,000 and $1,259,000 and occupancy and equipment expense which amounted to $101,000 and $292,000 for the three and nine month periods ended September 30, 1998, respectively. For the same period in 1997, salaries and employee benefits were $309,000 and $900,000 and occupancy and equipment expense were $83,000 and $180,000, respectively. The primary factor for these increases was the opening of the Bank's office in Plymouth Township in August 1997 and additions to staffing in the lending department of the Bank in 1998. As of September 30, 1998, the number of full time equivalent employees was 35 as compared to 26 as of September 30, 1997.

Income Tax Benefit

1998 Compared to 1997. The income tax expense was $63,000 and $0 for the three and nine month periods ended September 30, 1998 respectively, compared to income tax benefits of $40,000 and $100,000 for the same periods in 1997. The changes were due to the change in the valuation allowance against a deferred tax asset related to net operating loss carryforwards. As of September 30, 1998 the Corporation had released all available valuation allowances against deferred tax assets.

Comparison of Financial Condition at September 30, 1998 and September 30, 1997

Assets. Total assets at September 30, 1998 were $125.8 million compared to $79.3 million at September 30, 1997, an increase of $46.5 million or 59%. The increase was primarily due to increases in federal funds sold, investment securities - available for sale, and loans.

Federal Funds Sold. Total federal funds sold at September 30, 1998 were $13.1 million compared to $4.2 million at September 30, 1997, an increase of $8.9 million or 216%. The increase was primarily due to the increase in deposits.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 1998 were $444,000 compared to $190,000 at September 30, 1997, an increase of $254,000 or 134%. This increase was primarily due to the increase in loan volume.

Investment Securities - Available for Sale. Total investment securities - available for sale, at September 30, 1998 were $45.9 million compared to approximately $24.0 million at September 30, 1997, an increase of $21.9 million or 91%. An increase in the common stock and deposits has enabled the Corporation to invest in investment securities - available for sale until such time as quality loan opportunities or other higher yielding investments become available. All securities within the Corporation's portfolio are U.S. Treasury issues, U.S. Government sponsored agency issues or corporate debt securities carrying ratings of Aa2 or better. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):


                                               September 30, 1998
                                  ---------------------------------------------
                                               Gross       Gross      Estimated
                                  Amortized  Unrealized  Unrealized    Market
                                     Cost      Gains       Losses       Value
                                  ---------  ----------  ----------   ---------
US Treasury securities             $32,573     $    43     $  --       $32,616
US Government agency securities      2,001          17        --         2,018
Corporate debt securities           11,236        --          --        11,236
                                   -------     -------     -------     -------

          Totals                   $45,810     $    60     $     0     $45,870
                                   =======     =======     =======     =======

                                               September 30, 1997
                                  ---------------------------------------------
                                               Gross       Gross      Estimated
                                  Amortized  Unrealized  Unrealized    Market
                                     Cost      Gains       Losses       Value
                                  ---------  ----------  ----------   ---------
US Treasury securities             $ 2,000     $     2     $    (2)     $ 2,000
US Government agency securities     21,997        --           (55)      21,942
Corporate debt securities             --          --          --           --
                                   -------     -------     -------      -------

          Totals                   $23,997     $     2     $   (57)     $23,942
                                   =======     =======     =======      =======



Loans. Total loans at September 30, 1998 were $61.2 million compared to $47.1 million at September 30, 1997, an increase of $14.1 million or 30%. Major categories of loans included in the loan portfolio are as follows (in thousands):

LOANS
                                       09/30/98    12/31/97    09/30/97
                                       --------    --------    --------
Consumer loans                         $ 13,262    $ 12,705    $ 12,341
Commercial, financial, & other           13,178      10,668       8,180
Commercial real estate construction       1,888       1,746       1,765
Commercial real estate mortgages         11,954       9,796       8,560
Residential real estate mortgages        20,966      17,224      16,260
                                       --------    --------    --------

                                         61,248      52,139      47,106
Allowance for possible credit losses       (594)       (522)        475
                                       --------    --------    --------

                                       $ 60,654    $ 51,617    $ 46,631
                                       ========    ========    ========


The following is a summary of non-performing assets and problems loans (in thousands):

                                       09/30/98    12/31/97    09/30/97
                                       --------    --------    --------
Non-accrual loans                      $     37    $     11    $      9
Renegotiated loans                         --          --          --
Other real estate owned                    --          --          --
                                       --------    --------    --------

                                       $     37    $     11    $      9
                                       ========    ========    ========



Allowance for Possible Credit Losses. The allowance for possible credit losses at September 30, 1998 was $594,000 compared to $475,000 at September 30, 1997, an increase of $119,000 or 25%. The increase in the allowance for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for possible credit losses (in thousands):

                                                    09/30/98       09/30/97
                                                    --------       --------
Balance, beginning of year                           $   522       $   366

Charge-offs:
     Consumer Loans                                        7             3
                                                     -------       -------

Net charge-offs                                            7             3

Additions charged to operations                           79           112
                                                     -------       -------

Balance, September 30                                $   594       $   475
                                                     =======       =======

Allowance to total loans                                0.99%         1.01%
                                                     =======       =======

Net charge-offs to average loans                        0.01%         0.01%
                                                     =======       =======

     Average allowance for possible loan losses          549           413
     Average total loans, gross                       56,783        41,145
     Average allowance to average total loans           0.97%         1.00%


Bank Premises and Equipment. Bank premises and equipment at September 30, 1998 was $2.4 million compared to $2.2 million at September 30, 1997, an increase of $0.2 million or 10%. This increase reflects the Bank's investment in technology as well as capital expenditures necessary to open the Bank's Plymouth Township Office.

Accrued Interest Receivable. Accrued interest receivable at September 30, 1998 was $961,000 compared to $555,000 at September 30, 1997, an increase of $406,000 or 73%. The increase was primarily due to semi-annual interest payments accrued on investments securities available for sale.

Other Assets. Other assets at September 30, 1998 were $380,000 compared to $183,000 at September 30, 1997, an increase of $197,000 or 108%. The increase was due to the Bank's recognition of income tax assets.

Deposits. Total deposits at September 30, 1998 were $96.9 million compared to $69.7 million at September 30, 1997, an increase of $27.2 million or 39%. The following is a summary of the distribution of deposits (in thousands):

                                     09/30/98     12/31/97     09/30/97
                                     --------     --------     --------
Non-interest bearing:
        Demand                       $ 9,320      $ 8,587      $ 8,900
                                     =======      =======      =======

Interest bearing:
       Checking                      $ 2,646      $ 1,274      $   756
       Money market                   14,130        6,787        5,924
       Savings                         1,884        1,529        1,371
       Time, under $100,000           41,374       36,114       32,726
       Time, $100,000 and over
            Non-volatile priced       14,147       12,055       11,408
            Volatile priced           13,440        9,051        8,650
                                     -------      -------      -------

                                     $87,621      $66,810      $60,835
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

Accrued Interest Payable. Accrued interest payable at September 30, 1998 was $312,000 compared to $242,000 at September 30, 1997, an increase of $70,000 or 29%. The increase was due to the increase in the volume of time deposits.

Capital

Stockholders' equity at September 30, 1998 was $27.8 million compared to $8.6 million as of September 30, 1997, an increase of $19.2 million or 223%. The following is a presentation of the Bank's regulatory capital ratios (in thousands):

                                                                                        Minimum
                                                                                To Be Well Capitalized
                                                         Minimum For Capital    Under Prompt Corrective
                                          Actual         Adequacy Purposes:        Action Provisions:
                                     ---------------     -------------------    -----------------------
                                      Amount  Ratio      Amount       Ratio      Amount        Ratio
                                     ---------------     -------------------    -----------------------
As of September 30, 1998
    Total capital
         (to risk weighted assets)   10,672   16.40%     5,208         8.0%      6,510         10.0%
    Tier I capital
         (to risk weighted assets)   10,078   15.48%     2,604         4.0%      3,906          6.0%
    Tier I capital
         (to average assets)         10,078    9.36%     4,309         4.0%      5,386          5.0%

As of September 30, 1997
    Total capital
         (to risk weighted assets)    7,228   15.92%     3,631         8.0%      4,539         10.0%
    Tier I capital
         (to risk weighted assets)    6,753   14.88%     1,816         4.0%      2,723          6.0%
    Tier I capital
         (to average assets)          6,753   11.80%     2,550         4.0%      3,188          5.0%



Based on the respective regulatory capital ratios at September 30, 1998 and 1997, the Bank is considered well capitalized.

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

Liquidity and Asset and Liability Management

Liquidity refers to readily available funds to meet the needs of borrowers and depositors. Levels of liquidity are closely monitored in conjunction with loan funding requirements and deposit outflows. Adequate liquidity protects institutions from raising funds under duress at excessive expense and provides a necessary cushion for occasional unpredictable aberrations in demand. While adequate liquidity is imperative, excessive liquidity in lower yielding cash investments or other easily marketable assets reduces potential interest income. Thus, an appropriate balance must be maintained to protect the institution and at the same time, prudently maximize income opportunities. Sources of liquidity from both assets and liabilities include federal funds sold, securities available for sale, loan repayments, core deposits and a federal funds purchase credit facility.

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

The following table set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1998 which are expected to mature or reprice in each of the time periods shown (in thousands):

                                                  Interest Rate Sensitivity Period
                                        --------------------------------------------------
(In thousands)                           1-90     91-365       1-5       Over
                                         Days      Days       Years     5 Years    Total
                                       -------   --------    -------   --------   --------
Earning assets
     Federal funds sold                $13,132   $   --      $  --     $   --     $ 13,132
     Mortgage loans held for sale          444       --         --         --          444
     Securities available for sale      12,239       --       33,631       --       45,870
     Total loans, net of non-accrual    13,324      7,231     36,919      3,738     61,212
                                       -------   --------    -------   --------   --------
Total earning assets                    39,139      7,231     70,550      3,738    120,658

Interest bearing liabilities
     Total interest bearing deposits    28,164     39,069     20,388       --       87,621
     Mortgage payable                     --         --         --          523        523
                                       -------   --------    -------   --------   --------
Total interest bearing liabilities      28,164     39,069     20,388        523     88,144

Net asset (liability) funding gap       10,975    (31,838)    50,162      3,215   $ 32,514
                                       -------   --------    -------   --------   --------

Cumulative net asset (liability)
  funding gap                          $10,975   $(20,863)   $29,299   $ 32,514
                                       =======   =========   =======   ========


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

The Corporation began to prepare for the Year 2000 project in 1997. The plan began with an internal evaluation of equipment, software applications and vendor supplied products. The Corporation's main data processing vendor has represented that it will be compliant by the end of 1998 , and regularly provides updates on its progress to the Corporation. The Corporation has a written plan which is regularly updated and reported to the Board of Directors. The current phase of the plan is testing systems and equipment. The testing phase is expected to be complete by December 1998. The Corporation is also gathering information from significant borrowers and depositors, to help mitigate any risk posed to the Bank by their non-compliance.

During 1998, the Corporation incurred $29,000 in expenses related to testing costs and employee wages. In addition, the corporation has made capital expenditures of $67,000 to upgrade non-compliant personal computer workstations, software and local area networks. Total expense for the year is not expected to exceed $50,000. In August 1998, the corporation made a capital expenditure of $151,000 to purchase a new mainframe computer to accommodate the growth of the corporation. The mainframe was certified Year 2000 Compliant at the time of delivery. If any unusual and unforseen problems arise during testing, costs could exceed our estimates. Additionally, if the Corporation (or its customers or vendors) are unable to remedy any potential Year 2000 problems in a timely manner, there could be a material adverse effect on the Corporation's business. The Corporation has a written contigency plan in place should testing fail on any given computer application. Based on information that is currently available, the Corporation does not anticipate that the cost of achieving Year 2000 compliance will have a material effect on its capital resources, results of operations, or liquidity as presented herein.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

PART 2  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)  Financial Statements:

     The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

     Consolidated Balance Sheets - September 30, 1998, December 31,
          1997 and September 30, 1997

     Consolidated Statements of Income - For the Three and Nine Months Ended
          September 30, 1998 and 1997

     Consolidated Statements of Cash Flows - For the Three and Nine Months
          Ended September 30, 1998 and 1997

     Notes to Consolidated Financial Statements

(b) A Form 8-K Report was not filed during the three months ended September 30, 1998.

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



                            Dearborn Bancorp, Inc.
                                 (Registrant)





                              /s/ John E. Demmer
                       -------------------------------
                                John E. Demmer
                     Chairman and Chief Executive Officer



                             /s/ Michael J. Ross
                       -------------------------------
                               Michael J. Ross
                                  President



                            /s/ Jeffrey L. Karafa
                       -------------------------------
                              Jeffrey L. Karafa
                    Treasurer and Chief Financial Officer




Date:  November 2, 1998