Form 10-Q/A
period 1998-09-30
DEARBORN BANCORP INC /MI/
filed 1998-11-13
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


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

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)
                                                                        9/30/98     09/30/97
                                                                        -------     --------
Cash flows from operating activities
          Interest and fees received                                    $  5,947     $  3,686
          Interest paid                                                   (3,301)      (1,954)
          Proceeds from sale of mortgages held for sale                   17,342        7,908
          Origination of mortgages held for sale                         (12,228)      (7,695)
          Participations purchased in mortgages held for sale             (5,054)        --
          Cash paid to suppliers and employees                            (1,969)      (1,508)
                                                                        --------     --------
          Net cash provided by operating activities                          737          437

Cash flows from investing activities
          Proceeds from maturities of securities available for sale       30,864       15,000
          Proceeds from sales of securities available for sale            30,043        2,613
          Purchases of securities available for sale                     (76,820)     (31,093)
          Increase in loans, net of payments received                     (9,116)     (10,846)
          Purchases of property and equipment                               (288)        (234)
                                                                        --------     --------
          Net cash (used in) investing activities                        (25,317)     (24,560)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                      733        1,317
          Net increase in interest bearing deposits                       20,811       20,955
          Decrease in federal funds purchased                             (1,500)        --
          Principal payments on mortgage payable                             (14)         (13)
          Sale of common stock, net of offerings costs                    17,977         --
                                                                        --------     --------
          Net cash provided by financing activities                       38,007       22,259

Increase (decrease) in cash and cash equivalents                          13,427       (1,864)
Cash and cash equivalents at the beginning of the period                   1,660        7,426
                                                                        --------     --------

Cash and cash equivalents at the end of the period                      $ 15,087     $  5,562
                                                                        ========     ========

Reconciliation of net income to net cash provided by
  operating activities
Net income                                                              $    942     $    415
          Adjustments to reconcile net income to net cash
                    provided by operating activities
                    Provision for possible credit losses                      79          112
                    Depreciation and amortization expense                    174          111
                    Accretion of discount on investment securities           (17)          (7)
                    Amortization of premium on investment securities           1           12
                    Gain on sale of investment securities                    (36)         (13)
                    (Increase) decrease in mortgages held for sale           (97)         113
                    (Increase) in interest receivable                       (238)        (249)
                    Increase (decrease) in interest payable                    2           51
                    (Increase) in other assets                              (155)         (94)
                    Increase (decrease) in other liabilities                  82          (78)
                                                                        --------     --------

Net cash provided by operating activities                               $    737     $    437
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