Form 10-Q/A
period 1998-06-30
DEARBORN BANCORP INC /MI/
filed 1999-01-21
CIK 895541

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


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

(In thousands)                                                     06/30/98      12/31/97      06/30/97
                                                                 (unaudited)     (audited)   (unaudited)
                                                                  ---------     ---------     ---------
ASSETS
Cash and cash equivalents
          Cash and due from banks                                 $   2,707     $   1,406     $   2,059
          Federal funds sold                                          6,143           254         1,300
                                                                  ---------     ---------     ---------
                    Total cash and cash equivalents                   8,850         1,660         3,359

Mortgage loans held for sale                                          5,214           347            61
Investment securities, available for sale                            51,500        29,780        19,479
Loans
          Loans                                                      56,223        52,139        43,136
          Allowance for possible credit losses                         (557)         (522)         (436)
                                                                  ---------     ---------     ---------
                    Net loans                                        55,666        51,617        42,700

Bank premises and equipment, net                                      2,297         2,296         2,098
Accrued interest receivable                                             981           723           549
Other assets                                                            281           230           140
                                                                  ---------     ---------     ---------

          Total assets                                            $ 124,789     $  86,653     $  68,386
                                                                  =========     =========     =========

LIABILITIES
Deposits
          Non-interest bearing deposits                           $  13,114     $   8,587     $   9,711
          Interest bearing deposits                                  83,381        66,810        49,362
                                                                  ---------     ---------     ---------
                    Total deposits                                   96,495        75,397        59,073

Other liabilities
          Federal funds purchased                                        --         1,500            --
          Mortgage payable                                              528           537           545
          Accrued interest payable                                      304           310           178
          Other liabilities                                             231           157           155
                                                                  ---------     ---------     ---------
                    Total liabilities                                97,558        77,901        59,951

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                 2,424,924 and 1,044,924 shares outstanding
                 in 1998 and 1997, respectively                      28,483        10,506         9,272
          Accumulated deficit                                        (1,258)       (1,689)         (807)
          Net unrealized gain (loss) on securities
                 available for sale                                       6           (65)          (30)
                                                                  ---------     ---------     ---------
                    Total stockholders' equity                       27,231         8,752         8,435

                    Total liabilities and stockholders' equity    $ 124,789     $  86,653     $  68,386
                                                                  =========     =========     =========

The accompanying notes are an integral part of these consolidated statements.


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share data)                              Three Months Ended              Six Months Ended
                                                             06/30/98       06/30/97        06/30/98       06/30/97
                                                           -----------    -----------     -----------    -----------
Interest income
          Interest on loans                                $     1,249    $       958     $     2,454    $     1,827
          Interest on investment securities,
               available for sale                                  713            302           1,088            531
          Interest on federal funds and deposits
               with banks                                          152             36             267             61
                                                           -----------    -----------     -----------    -----------
                    Total interest income                        2,114          1,296           3,809          2,419

Interest expense
          Interest on deposits                                   1,133            690           2,109          1,268
          Interest on other liabilities                             10             11              22             21
                                                           -----------    -----------     -----------    -----------
                    Total interest expense                       1,143            701           2,131          1,289
                                                           -----------    -----------     -----------    -----------

                    Net interest income                            971            595           1,678          1,130
Provision for possible credit losses                                20             34              42             73
                                                           -----------    -----------     -----------    -----------

Net interest income after provision for
     possible credit                                               951            561           1,636          1,057
                                                           -----------    -----------     -----------    -----------

Non-interest income
          Service charges on deposit accounts                       32             29              63             59
          Fees for other services to customers                       5              5              12             12
          Gain on the sale of loans                                 66             34              93             68
          Gain on the sale investment securities                     3             --              16             --
          Other income                                               1              2               4              3
                                                           -----------    -----------     -----------    -----------
                    Total non-interest income                      107             70             188            142

Non-interest expenses
          Salaries and employee benefits                           399            310             761            590
          Occupancy and equipment expense                           95             47             191             97
          Advertising and marketing                                 22             26              45             56
          Stationery and supplies                                   43             13              68             30
          Professional services                                     25             26              62             43
          Data processing                                           25             24              53             44
          FDIC insurance premiums                                    2              3               4              3
          Other operating expenses                                  59             72             127            138
                                                           -----------    -----------     -----------    -----------
                    Total non-interest expenses                    670            521           1,311          1,001
                                                           -----------    -----------     -----------    -----------

Income before income provision                                     388            110             513            198
Income tax provision (benefit)                                     132            (35)             82            (60)
                                                           -----------    -----------     -----------    -----------

Net income                                                 $       256    $       145     $       431    $       258
                                                           ===========    ===========     ===========    ===========

Per share data:
Net income - basic and diluted                             $      0.11    $      0.14     $      0.26    $      0.25

Weighted average number of shares outstanding - basic        2,318,770      1,044,924       1,685,366      1,044,924
Weighted average number of shares outstanding - diluted      2,338,455      1,052,806       1,700,914      1,052,806

The accompanying notes are an integral part of these consolidated statements.


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)                                          Three Months Ended  Six Months Ended
                                                         06/30/98  06/30/97 06/30/98  06/30/97
                                                         --------  -------- --------  --------
Net income                                                $ 256     $ 145    $ 431     $ 258
Other comprehensive income, net of tax
   Unrealized gains (losses) on securities
      Unrealized holding gains (losses)
        arising during period                                75        86       89       (12)
          Less:  reclassification adjustment for gains
             included in net income                          (3)       --      (16)       --
                                                          -----     -----    -----     -----
Other comprehensive income                                   72        86       73       (12)
                                                          -----     -----    -----     -----

Comprehensive income                                      $ 328     $ 231    $ 504     $ 246
                                                          =====     =====    =====     =====

The accompanying notes are an integral part of these consolidated statements.


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                                            Six Months Ended
                                                                        06/30/98    06/30/97
                                                                        --------    --------
Cash flows from operating activities
          Interest and fees received                                   $  3,630    $  2,250
          Interest paid                                                  (2,137)     (1,238)
          Proceeds from sale of mortgages held for sale                   8,205       4,720
          Origination of mortgages held for sale                         (7,925)     (4,410)
          Participations purchased in mortgages held for sale            (5,054)       --
          Cash paid to suppliers and employees                           (1,266)     (1,025)
                                                                       --------    --------
          Net cash provided by (used in) operating activities            (4,547)        297

Cash flows from investing activities
          Proceeds from maturities of securities available for sale      17,350       5,000
          Proceeds from sales of securities available for sale           19,908         595
          Purchases of securities available for sale                    (58,883)    (14,598)
          Increase in loans, net of payments received                    (4,091)     (6,876)
          Purchases of property and equipment                              (113)        (86)
                                                                       --------    --------
          Net cash (used in) investing activities                       (25,829)    (15,965)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                   4,527       2,128
          Net increase in interest bearing deposits                      16,571       9,482
          Decrease in federal funds purchased                            (1,500)       --
          Principal payments on mortgage payable                             (9)         (9)
          Sale of common stock, net of offerings costs                   17,977        --
                                                                       --------    --------
          Net cash provided by financing activities                      37,566      11,601

Increase (decrease) in cash and cash equivalents                          7,190      (4,067)
Cash and cash equivalents at the beginning of the period                  1,660       7,426
                                                                       --------    --------
Cash and cash equivalents at the end of the period                     $  8,850    $  3,359
                                                                       ========    ========

Reconciliation of net income to net cash provided by
  (used in) operating activities
Net income                                                             $    431    $    258
          Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities
                    Provision for possible credit losses                     42          73
                    Depreciation and amortization expense                   115          71
                    Accretion of discount on investment securities           (9)         (4)
                    Amortization of premium on investment securities          1           8
                    Gain on sale of investment securities                   (16)       --
                    (Increase) decrease in mortgages held for sale       (4,867)        242
                    (Increase) in interest receivable                      (258)       (243)
                    Increase (decrease) in interest payable                  (6)         51
                    (Increase) in other assets                              (54)        (49)
                    Increase (decrease) in other liabilities                 74        (110)
                                                                       --------    --------
Net cash provided by (used in) operating activities                    ($ 4,547)   $    297
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


Results of Operations

The Corporation reported net income of $256,000 and $431,000 for the three and six month periods ended June 30, 1998, respectively, compared to net income of $145,000 and $258,000 for the three and six month periods ended June 30, 1997. The improvement was a factor of growth in the volume of loans and deposits and the corresponding net interest income associated with the increased volumes. In addition, the Corporation completed an initial stock offering of common stock on April 8, 1998 that netted the Corporation $18.0 million in new capital which was invested in securities available for sale at an average rate of 5.80%. See the "Capital" section of this report for further information.


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


Income Tax Benefit

1998 Compared to 1997. The income tax expense was $132,000 and $82,000 for the three and six month periods ended June 30, 1998 compared to an income tax benefit of $35,000 and $65,000 for the same periods in 1997. The changes were due to the change in the valuation allowance against a deferred tax asset related to net operating loss carryforwards. As of June 30, 1998 the Corporation had released all available valuation allowances against deferred tax assets.


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

                                                                                           Minimum
                                                                                   To Be Well Capitalized
                                                             Minimum For Capital  Under Prompt Corrective
                                             Actual           Adequacy Purposes:      Action Provisions:
                                       ------------------    -------------------  -----------------------
                                       Amount       Ratio     Amount       Ratio      Amount      Ratio
                                       ------       -----     ------       -----      ------      -----
As of June 30, 1998
    Total capital
         (to risk weighted assets)     10,264       16.8%      4,888        8.0%      6,110       10.0%
    Tier I capital
         (to risk weighted assets)      9,707       15.9%      2,442        4.0%      3,663        6.0%
    Tier I capital
         (to average assets)            9,707        9.3%      4,175        4.0%      5,219        5.0%

As of June 30, 1997
    Total capital
         (to risk weighted assets)      6,515       16.1%      3,237        8.0%      4,047       10.0%
    Tier I capital
         (to risk weighted assets)      6,079       15.0%      1,621        4.0%      2,432        6.0%
    Tier I capital
         (to average assets)            6,079       10.1%      2,408        4.0%      3,009        5.0%


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