Form 10-Q/A
period 1998-09-30
DEARBORN BANCORP INC /MI/
filed 1999-01-21
CIK 895541

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


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

(In thousands)                                                            09/30/98      12/31/97       09/30/97
                                                                        (unaudited)     (audited)    (unaudited)
                                                                        -----------     ---------    -----------
ASSETS
Cash and cash equivalents
          Cash and due from banks                                        $   1,955     $   1,406     $   1,412
          Federal funds sold                                                13,132           254         4,150
                                                                         ---------     ---------     ---------
                    Total cash and cash equivalents                         15,087         1,660         5,562

Mortgage loans held for sale                                                   444           347           190
Investment securities, available for sale                                   45,870        29,780        23,942
Loans
          Loans                                                             61,248        52,139        47,106
          Allowance for possible credit losses                                (594)         (522)         (475)
                                                                         ---------     ---------     ---------
                    Net loans                                               60,654        51,617        46,631

Bank premises and equipment, net                                             2,415         2,296         2,208
Accrued interest receivable                                                    961           723           555
Other assets                                                                   380           230           183
                                                                         ---------     ---------     ---------

          Total assets                                                   $ 125,811     $  86,653     $  79,271
                                                                         =========     =========     =========

LIABILITIES
Deposits
          Non-interest bearing deposits                                  $   9,320     $   8,587     $   8,900
          Interest bearing deposits                                         87,621        66,810        60,835
                                                                         ---------     ---------     ---------
                    Total deposits                                          96,941        75,397        69,735

Other liabilities
          Federal funds purchased                                             --           1,500          --
          Mortgage payable                                                     523           537           541
          Accrued interest payable                                             312           310           242
          Other liabilities                                                    467           157           187
                                                                         ---------     ---------     ---------
                    Total liabilities                                       98,243        77,901        70,705

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                   2,424,924 and 1,044,924 shares outstanding in
                   1998 and 1997, respectively                              28,483        10,506         9,272
          Accumulated deficit                                                 (975)       (1,689)         (651)
          Net unrealized gain (loss) on securities available for sale           60           (65)          (55)
                                                                         ---------     ---------     ---------
                    Total stockholders' equity                              27,568         8,752         8,566

                    Total liabilities and stockholders' equity           $ 125,811     $  86,653     $  79,271
                                                                         =========     =========     =========

The accompanying notes are an integral part of these consolidated statements.


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share data)                               Three Months Ended              Nine Months Ended
                                                             09/30/98        09/30/97        09/30/98       09/30/97
                                                             --------        --------        --------       --------
Interest income
          Interest on loans                                 $    1,375     $     1,031      $    3,830     $     2,859
          Interest on investment securities,
             available for sale                                    773             313           1,862             844
          Interest on federal funds and deposits
             with banks                                            121              55             387             116
                                                            ----------     -----------      ----------     -----------
                    Total interest income                        2,269           1,399           6,079           3,819

Interest expense
          Interest on deposits                                   1,162             769           3,271           2,037
          Interest on other liabilities                             10              11              32              32
                                                            ----------     -----------      ----------     -----------
                    Total interest expense                       1,172             780           3,303           2,069

                    Net interest income                          1,097             619           2,776           1,750
Provision for possible credit losses                                37              39              79             112
                                                            ----------     -----------      ----------     -----------

Net interest income after provision for
    possible credit losses                                       1,060             580           2,697           1,638
                                                            ----------     -----------      ----------     -----------

Non-interest income
          Service charges on deposit accounts                       39              34             102              93
          Fees for other services to customers                       6               7               4              19
          Gain on the sale of loans                                 63              32             156             100
          Gain on the sale investment securities                    20              13              36              13
          Other income                                               1               1              18               4
                                                            ----------     -----------      ----------     -----------
                    Total non-interest income                      129              87             316             229

Non-interest expenses
          Salaries and employee benefits                           471             309           1,259             900
          Occupancy and equipment expense                          101              83             292             180
          Advertising and marketing                                 17              27              62              83
          Stationery and supplies                                   26              21              94              52
          Professional services                                     39              21             100              64
          Data processing                                           35              21              88              65
          FDIC insurance premiums                                    3               2               7               5
          Other operating expenses                                  67              67             169             203
                                                            ----------     -----------      ----------     -----------
                    Total non-interest expenses                    759             551           2,071           1,552

Income before income tax provision (benefit)                       430             116             942             315
Income tax provision (benefit)                                     146             (40)            228            (100)
                                                            ----------     -----------      ----------     -----------

Net income                                                  $      284     $       156      $      714     $       415
                                                            ==========     ===========      ==========     ===========

Per share data:
Net income - basic and diluted                              $     0.12     $      0.16      $     0.37     $      0.44

Weighted average number of shares outstanding - basic        2,424,924       1,044,924       1,934,594       1,044,924
Weighted average number of shares outstanding - diluted      2,435,861       1,044,924       1,950,531       1,044,924

The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)                    Three Months Ended    Nine Months Ended
                                                         09/30/98   09/30/97  09/30/98    09/30/97
                                                         --------   --------  --------    --------
Net income                                                 $ 284      $ 156     $ 714      $ 415
Other comprehensive income, net of tax
   Unrealized gains (losses) on securities
      Unrealized holding gains (losses)
        arising during period                                  4         86        75        (12)
          Less:  reclassification adjustment for gains
             included in net income                          (20)      --         (36)      --
                                                           -----      -----     -----      -----
Other comprehensive income                                   (16)        86        39        (12)
                                                           -----      -----     -----      -----

Comprehensive income                                       $ 268      $ 242     $ 753      $ 403
                                                           =====      =====     =====      =====

The accompanying notes are an integral part of these consolidated statements.


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                                            Nine Months Ended
                                                                        9/30/98      09/30/97
                                                                        -------      --------
Cash flows from operating activities
          Interest and fees received                                    $  5,947     $  3,686
          Interest paid                                                   (3,301)      (1,954)
          Proceeds from sale of mortgages held for sale                   17,342        7,908
          Origination of mortgages held for sale                         (12,228)      (7,695)
          Participations purchased in mortgages held for sale             (5,054)        --
          Cash paid to suppliers and employees                            (1,969)      (1,508)
                                                                        --------     --------
          Net cash provided by operating activities                          737          437

Cash flows from investing activities
          Proceeds from maturities of securities available for sale       30,864       15,000
          Proceeds from sales of securities available for sale            30,043        2,613
          Purchases of securities available for sale                     (76,820)     (31,093)
          Increase in loans, net of payments received                     (9,116)     (10,846)
          Purchases of property and equipment                               (288)        (234)
                                                                        --------     --------
          Net cash (used in) investing activities                        (25,317)     (24,560)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                      733        1,317
          Net increase in interest bearing deposits                       20,811       20,955
          Decrease in federal funds purchased                             (1,500)        --
          Principal payments on mortgage payable                             (14)         (13)
          Sale of common stock, net of offerings costs                    17,977         --
                                                                        --------     --------
          Net cash provided by financing activities                       38,007       22,259

Increase (decrease) in cash and cash equivalents                          13,427       (1,864)
Cash and cash equivalents at the beginning of the period                   1,660        7,426
                                                                        --------     --------

Cash and cash equivalents at the end of the period                      $ 15,087     $  5,562
                                                                        ========     ========

Reconciliation of net income to net cash provided by
  operating activities
Net income                                                              $    714     $    415
          Adjustments to reconcile net income to net cash
                    provided by operating activities
                    Provision for possible credit losses                      79          112
                    Depreciation and amortization expense                    174          111
                    Accretion of discount on investment securities           (17)          (7)
                    Amortization of premium on investment securities           1           12
                    Gain on sale of investment securities                    (36)         (13)
                    (Increase) decrease in mortgages held for sale           (97)         113
                    (Increase) in interest receivable                       (238)        (249)
                    Increase (decrease) in interest payable                    2           51
                    (Increase) in other assets                              (155)         (94)
                    Increase(decrease) in other liabilities                  310          (78)
                                                                        --------     --------
Net cash provided by operating activities                               $    737     $    437
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


Results of Operations

The Corporation reported net income of $284,000 and $714,000 for the three and nine month periods ended September 30, 1998, respectively, compared to net income of $156,000 and $415,000 for the three and nine month periods ended September 30, 1997. The improvement was a factor of growth in the volume of loans and deposits and the corresponding net interest income associated with the increased volumes. In addition, the Corporation completed an initial stock offering of common stock on April 8, 1998 that netted the Corporation $18.0 million in new capital which was invested in securities available for sale at an average rate of 5.80%. See the "Capital" section of this report for further information.


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


Income Tax Benefit

1998 Compared to 1997. The income tax expense was $146,000 and $228,000 for the three and nine month periods ended September 30, 1998 respectively, compared to income tax benefits of $40,000 and $100,000 for the same periods in 1997. The changes were due to the change in the valuation allowance against a deferred tax asset related to net operating loss carryforwards. As of September 30, 1998 the Corporation had released all available valuation allowances against deferred tax assets.


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

Capital

Stockholders' equity at September 30, 1998 was $27.6 million compared to $8.6 million as of September 30, 1997, an increase of $19.0 million or 221%. The following is a presentation of the Bank's regulatory capital ratios (in thousands):

                                                                                           Minimum
                                                                                   To Be Well Capitalized
                                                             Minimum For Capital   Under Prompt Corrective
                                             Actual           Adequacy Purposes:      Action Provisions:
                                       ------------------    -------------------   -----------------------
                                       Amount       Ratio     Amount       Ratio      Amount      Ratio
                                       ------       -----     ------       -----      ------      -----
As of September 30, 1998
    Total capital
         (to risk weighted assets)     10,444       16.1%      5,206        8.0%      6,507       10.0%
    Tier I capital
         (to risk weighted assets)      9,850       15.1%      2,604        4.0%      3,906        6.0%
    Tier I capital
         (to average assets)            9,850        9.1%      4,311        4.0%      5,388        5.0%

As of September 30, 1997
    Total capital
         (to risk weighted assets)      7,228       15.9%      3,631        8.0%      4,539       10.0%
    Tier I capital
         (to risk weighted assets)      6,753       14.9%      1,816        4.0%      2,723        6.0%
    Tier I capital
         (to average assets)            6,753       11.8%      2,550        4.0%      3,188        5.0%


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