Form 10-K
period 1998-12-31
DEARBORN BANCORP INC /MI/
filed 1999-03-29
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

   X     Annual report pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934 for the fiscal year ended
         December 31, 1998 or

         Transition report pursuant to Section 13 or 15(d) of the ------- Securities Exchange Act of 1934 for the transition period from
         __________ to __________

         Commission file number 000-24478.


                            DEARBORN BANCORP, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

           Michigan                                  38-3073622
           --------                                  ----------
(State or other jurisdiction of          (I.R.S. employer identification no.)
incorporation or organization)

               22290 Michigan Avenue, Dearborn, MI     48124
               ---------------------------------------------
           (Address of principal executive office)   (Zip code)

                                (313) 274-1000
                                --------------
             (Registrant's telephone number, including area code)

         Securities registered pursuant to section 12(d) of the Act:

                                           Name of each exchange on
          Title of each class                  which registered
          -------------------                  ----------------
                  None                                None

         Securities registered pursuant to section 12(g) of the Act:

                                 Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes ___ X ___   No _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999: Common Stock, $22,560,830.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 1999: Common Stock, 2,473,295 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 16, 1999, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

                            DEARBORN BANCORP, INC.
                                  FORM 10-K

                                    PART I

Item 1.   Business

Dearborn Bancorp, Inc. (the "Company"), a Michigan corporation, is a bank holding company owning all the common stock of the Community Bank of Dearborn (the "Bank"), a Michigan banking corporation which commenced business on February 28, 1994. The Bank is the only commercial bank headquartered in Dearborn, Michigan and conducts business primarily in western Wayne County, Michigan.

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

         The executive offices of the Company and the Bank are located at 22290 Michigan Avenue, Dearborn, Michigan 48124, telephone number (313) 274-1000.


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


Business Strategy

Grow Through Branch Expansion. Since commencing operations, the Bank's growth has been accomplished through internal growth. The internal growth of the Bank has been aided by the opening of two additional offices. The Dearborn Heights office opened on December 20, 1995 and as of December 31, 1998 had $20.3 million in total deposits, while the Plymouth Township office opened on August 11, 1997 and as of December 31, 1998 had $9.4 million in total deposits. In 1999, the Bank intends to open an office in Canton Township.

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

Grow Through Selected Acquisitions. Although the Company will continue to pursue internal growth at the Bank, management believes that greater growth opportunities may be found in acquisitions of community banks or branches in Michigan to enhance the Company's markets. As part of its normal business operations, management maintains contact with financial institutions to discuss various acquisition possibilities. However, the Company has made no bank or branch acquisitions to date, and it presently has no agreements, commitments, understandings or arrangements to acquire any other banks or branches, and there is no assurance that the Company will be successful in its acquisition strategy.


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

         Community Club. At inception, the Bank established a "Community Club" which has become an important marketing tool to increase the Bank's total deposits. The Community Club is targeted at individuals over the age of
50. As of December 31, 1998, the Community Club had over 1,600 members who accounted for total deposits of $46.4 million, or 48% of the Bank's total deposits.

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

         The Bank originates indirect consumer loans primarily from its main office in Dearborn, Michigan. A consumer loan officer purchases loans from a select list of automobile dealers located in the Metropolitan Detroit Area through an extensive direct calling program. The Bank intends to target additional automobile dealers in its market area in an effort to broaden and diversify its indirect consumer loan portfolio.

         Management believes that cross-selling of the Bank's products and services to its existing customers is vital to expanding account relationships, generating additional sales opportunities and increasing fee income.

Loan Policy

         As a routine part of the Bank's business, the Bank makes loans to individuals and businesses located within the Bank's market area. The loan policy of the Bank states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business. Under the loan policy, only the President and Chief Lending Officer currently have lending authority.

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

         The loan policy specifies lending limits for certain officers up to a maximum of $50,000 for unsecured loans and $100,000 for secured loans, with loans from $100,000 to $1,000,000 requiring approval by a loan committee. Larger loans up to the legal maximum authorized by law requires the approval of the Board of Directors of the Bank.

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


Lending Practices

         Commercial loans. The Bank's commercial lending group originates commercial loans primarily in the western Wayne County area of southeastern Michigan. Commercial loans are originated by the officer group with the assistance of the President and the Executive Vice President, who have over 57 years of combined commercial lending experience. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

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


Employees

         As of March 1, 1999, the Bank had 38 employees, including 14 officers and 24 customer service, operations and other support persons. Management believes that the Bank's relations with its employees are excellent.

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

         The Bank is a state chartered bank and subject to regulation and examination by the Michigan Financial Institutions Bureau. The Bank also is subject to certain provisions of the Federal Deposit Insurance Act and regulations issued under that act. The regulations affect many activities of the Bank, including the permissible types and amounts of loans, investments, capital adequacy, branching, interest rates payable on deposits, required reserves, and the safety and soundness of the Bank's practices. The Bank is not a member bank of the Federal Reserve System and is regulated and examined by the Federal Deposit Insurance Corporation.

         A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 2.   Properties

         The main office of the Company and the Bank is located in a single story building containing 8,400 square feet at 22290 Michigan Avenue, Dearborn, Michigan which is owned by the Company and leased to the Bank.

         The Bank's Dearborn Heights, Michigan branch office is located in a single story commercial/retail office building at 24935 W. Warren Avenue, which is also owned by the Company. Approximately 79% of the 3,240 square foot building is leased to the Bank and the remaining space is leased to a non-affiliated tenant.

         The Bank's branch office located at 44623 Five Mile, Plymouth Township, Michigan, contains 1,595 square feet in leased space in a retail shopping center anchored by a regional grocery store.


Item 3.   Legal Proceedings

         From time to time, the Company and its subsidiary are parties to various legal proceedings incidental to their business. At December 31, 1998, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.


         Executive Officers of the Company and Bank

         Set forth below are the names and ages of the executive officers of the Company and the Bank, positions held and the years from which held. There are no family relationships among such persons.

         John E. Demmer, 75

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

         Michael J. Ross, 48

         President, Dearborn Bancorp, Inc.
         President and Chief Executive Officer, Community Bank of Dearborn President and Director of the Company since 1998. Vice President and Director of the Company from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.

         Jeffrey L. Karafa, 34

         Vice President and Treasurer, Dearborn Bancorp, Inc.
         Vice President and Cashier, Community Bank of Dearborn
         Vice President and Treasurer of the Company since 1998. Vice President and Cashier of the Bank since 1996. Assistant Vice President of the Bank from 1994 to 1996. Second Vice President of Michigan National Bank from 1992 to 1994.

         Donald G. Karcher, 69

         Vice President, Dearborn Bancorp, Inc.
         Vice President and Director of the Company since 1992. Director of the Bank since 1993. Chairman of the Board of Karcher Agency, Inc. since 1994. President of Karcher Agency, Inc. from 1965 to 1994.

         Wilber M. Brucker, Jr., 73

         Secretary, Dearborn Bancorp, Inc. and Community Bank of Dearborn Secretary and Director of the Company since 1992. Secretary and Director of the Bank since 1993. Of Counsel, Law Firm of Riley and Roumell from 1989 to 1995.

         Timothy J. Cuttle, 53

         Executive Vice President, Community Bank of Dearborn
         Executive Vice President and Chief Lending Officer of the Bank since 1996. Senior Vice President of Huntington Banks of Michigan from 1990 to 1995.

         Brian A. Mamo, 31

         Vice President, Community Bank of Dearborn
         Vice President of the Bank since 1998. Commercial Relationship Officer of Citizens Bank from 1997 to 1998. Director of
         Administration and Controller of TGI-VMS from 1995 to 1997. Commercial Loan Officer of NBD Bank from 1989 to 1995.

         Jeffrey J. Wolber, 43

         Vice President, Community Bank of Dearborn
         Vice President of the Bank since 1994.


                                   PART II

Item 5.  Market for Registrant's Common Equity, and Related Stockholder
         Matters

         The information required by this item appears in the Corporation's 1998 Annual Report to Stockholders under the caption "Dearborn Bancorp, Inc., Common Stock" and is incorporated by reference herein.


Item 6.  Selected Financial Data

         The information required by this item appears in the Corporation's 1998 Annual Report to Stockholders under the caption "Summary of Selected Financial Data" and is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item appears in the Corporation's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Options Grants During 1998

             The following table sets forth information on stock options granted during 1998 under the Company's Stock Option Plan to the only officer of the Bank named in the Summary Compensation Table. No stock options were exercised during 1998.


                              Individual Grants
-------------------------------------------------------------------------------
                                                                                 Potential Realizable Value at
                                                                                Assumed Rates of Stock Price
                                                                               Appreciation for Option Term (3)
                                                                               --------------------------------
                                   Percent of
                     Number of    Total Options
                    Securities     Granted to
                    Underlying      Employees
                      Options      During 1998    Exercise Price   Expiration
       Name           Granted          (1)        Per Share (2)       Date                  5%         10%
       ----         ----------    -------------   --------------   ----------               --         ---
Michael J. Ross       10,200           31             $12.74        01/20/08              $81,867    $206,617

(1) The Company granted options aggregating 39,500 shares to officers and key employees during 1998.

(2) The exercise price may be paid at the discretion of the Stock Option Plan Committee by delivery of already-owned shares.

(3) As required by rules of the Securities and Exchange Commission, potential values stated are based on the prescribed assumption that the Company's Common Stock will appreciate in value from the date of grant to the end of the option term at annualized rates of 5% and 10% (total appreciation of 63% and 159%) respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Company's Common Stock.


Item 8.  Financial Statements and Supplementary Data

         The financial statements included in the Corporation's 1998 Annual Report to Stockholders are incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There are no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

         The information set forth under the caption "Information about Directors and Nominees for Directors" in the definitive Proxy Statement of the Corporation dated April 16, 1999 is incorporated by reference herein.

         Reference is made to Part I of this report for information as to executive officers of the Corporation and Bank.


Item 11. Executive Compensation

         The information set forth under the caption "Executive Compensation" in the definitive Proxy Statement of the Corporation dated April 16, 1999 is incorporated by reference herein.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "Security Ownership" in the definitive Proxy Statement of the Corporation dated April 16, 1999 is incorporated by reference herein.


Item 13. Certain Relationships and Related Transactions

         The information set forth under the caption "Related Transactions" in the definitive Proxy Statement of the Corporation dated April 16, 1999 is incorporated by reference herein.



                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1)   Financial Statements

                  The following financial statements of the Corporation appear on the indicated pages of the Corporation's 1998 Annual Report to Stockholders and are incorporated by reference in item 8.

                  Report of Independent Certified Public Accountants on 1998 and 1997 consolidated financial statements

                  Consolidated Balance Sheets

                  Consolidated Statements of Income

                  Consolidated Statements of Comprehensive Income

                  Consolidated Statements of Stockholders' Equity

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements

            (2)   Financial Statement Schedules

                  No schedules are required under this item.


            (3)   Exhibits

                  The Exhibits marked with one asterisk below were filed as Exhibits to the Registration Statement of the Registrant on Form S-18 (Registration Number 33-55808) are incorporated herein by reference. The Exhibit marked with two asterisks below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1993 is incorporated herein by reference. The Exhibit marked with three asterisks below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 is incorporated herein by reference. The Exhibit marked with four asterisks below was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 is incorporated herein by reference. The Exhibit numbers in brackets being those in such Registration Statements, Form 10-K or Form 10-Q Reports.

                  (3)(a)*     Articles of Incorporation of Registrant. [3(a)]

                  (3)(a)**** Articles of Incorporation of Registrant, As Amended. [3(a)]

                  (3)(b)***   By-Laws of the Registrant, As Amended.  [3(b)]

                  (10)(a)* Letter re employment of Michael J. Ross by Registrant. [10(a)]

                  (10)(b)     1994 Stock Option Plan, As Amended.

                  (13)        1998 Annual Report to Stockholders.

                  (21)**      Subsidiaries of the Registrant.  [21]

                  (23)        Consent of McEndarffer, Hoke & Bernhard, P.C.


         (b)  Reports on Form 8-K

                  The Corporation filed no reports on Form 8-K during the quarter ended December 31, 1998.

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 1999.


                            Dearborn Bancorp, Inc.



                              /s/ John E. Demmer
                By ___________________________________________
                   (John E. Demmer, Chairman of the Board)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 1999.

/s/ John E. Demmer
__________________________    Chairman of the Board, Chief Executive Officer and Director
(John E. Demmer)              (Principal Executive Officer)

/s/ Jeffrey L. Karafa
__________________________    Vice President and Treasurer
(Jeffrey L. Karafa)           (Principal Financial and Accounting Officer)


/s/ Wilber M. Brucker, Jr.
__________________________    Secretary
(Wilber M. Brucker, Jr.)      and Director


/s/ Margaret I. Campbell
__________________________    Director
(Margaret I. Campbell)


/s/ Michael V. Dorian
__________________________    Director
(Michael V. Dorian)


/s/ David Himick
__________________________    Director
(David Himick)


/s/ Bradley F. Keller
__________________________    Director
(Bradley F. Keller)




/s/ Jeffrey G. Longstreth
__________________________    Director
(Jeffrey G. Longstreth)


/s/ Richard Nordstrom
__________________________    Vice Chairman
(Richard Nordstrom)           and Director


/s/ Michael J. Ross
__________________________    President
(Michael J. Ross)             and Director


/s/ Robert C. Schwyn
__________________________    Director
(Dr. Robert C. Schwyn)


/s/ Ronnie J. Story
__________________________    Director
(Ronnie J. Story)


                                     13

