Form 10-Q
period 1999-03-31
DEARBORN BANCORP INC /MI/
filed 1999-05-14
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Quarterly period ended           March 31, 1999.
                                             ------------------------------

Commission file number 000-24478.


                            DEARBORN BANCORP, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

        Michigan                                     38-3073622
        --------                                     ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

             22290 Michigan Avenue, Dearborn, MI      48123-2247
             ---------------------------------------------------
           (Address of principal executive office)    (Zip Code)

                                (313) 274-1000
             (Registrant's telephone number, including area code)

                                     N/A
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___ X __    No ______


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of April 30, 1999.

              Class                             Shares Outstanding
              -----                             ------------------
          Common Stock                               2,473,295


                            DEARBORN BANCORP, INC.

                                    INDEX
Part I.           Financial Information:

Item 1.           Financial Statements

                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:    Page
                                                                                   ----
                  Consolidated Balance Sheets - March 31, 1999,
                  December 31, 1998 and March 31, 1998                                3

                  Consolidated Statements of Income - For the Three
                  Months Ended March 31, 1999 and 1998                                4

                  Consolidated Statements of Comprehensive Income - For the
                  Three Months Ended March 31, 1999 and 1998                          5

                  Consolidated Statements of Cash Flows - For the Three
                  Months Ended March 31, 1999 and 1998                                6

                  Notes to Consolidated Financial Statements                          7

Item 2.           Management's Discussion of Results of Operations and Analysis
                  of Financial Condition, Liquidity and Capital                       7-19

Part II.          Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 6.   Exhibits and Reports on Form  8-K                        20

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 4.   Submission of Matters to a Vote of Security Holders
                  Item 5.   Other Information

SIGNATURES                                                                           21

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

(In thousands)                                               03/31/99      12/31/98       03/31/98
                                                           (unaudited)     (audited)     (unaudited)
                                                           -----------     ---------     -----------
ASSETS
Cash and cash equivalents
          Cash and due from banks                           $   2,705      $   2,259      $   2,226
          Federal funds sold                                    8,542          3,995         16,239
                                                            ---------      ---------      ---------
                    Total cash and cash equivalents            11,247          6,254         18,465

Mortgage loans held for sale                                      413          1,211          1,448
Investment securities, available for sale                      53,899         50,211         28,334
Loans
          Loans                                                67,136         66,023         54,170
          Allowance for possible credit losses                   (706)          (627)          (541)
                                                            ---------      ---------      ---------
                    Net loans                                  66,430         65,396         53,629

Bank premises and equipment, net                                2,344          2,378          2,265
Accrued interest receivable                                       903            933            538
Other assets                                                      449            372            300
                                                            ---------      ---------      ---------
          Total assets                                      $ 135,685      $ 126,755      $ 104,979
                                                            =========      =========      =========
LIABILITIES
Deposits
          Non-interest bearing deposits                     $  12,341      $  11,142      $  12,288
          Interest bearing deposits                            94,146         86,468         82,768
                                                            ---------      ---------      ---------
                    Total deposits                            106,487         97,610         95,056

Other liabilities
          Mortgage payable                                        511            517            532
          Accrued interest payable                                377            338            356
          Other liabilities                                       452            559            137
                                                            ---------      ---------      ---------
                    Total liabilities                         107,827         99,024         96,081

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                   2,473,295 and 1,065,767
                   shares outstanding in
                   1999 and 1998, respectively                 29,015         29,015         10,476
          Accumulated deficit                                  (1,094)        (1,270)        (1,514)
          Accumulated comprehensive loss                          (63)           (14)           (64)
                                                            ---------      ---------      ---------
                    Total stockholders' equity                 27,858         27,731          8,898

                    Total liabilities and stockholders'
                          equity                            $ 135,685      $ 126,755      $ 104,979
                                                            =========      =========      =========

The accompanying notes are an integral part of these consolidated statements.


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share data)                             Three Months Ended
                                                            03/31/99      03/31/98
                                                          -----------   -----------
Interest income
          Interest on loans                               $     1,409   $     1,205
          Interest on investment securities, available
               for sale                                           651           375
          Interest on federal funds and deposits with
               banks                                               76           115
                                                          -----------   -----------
                    Total interest income                       2,136         1,695

Interest expense
          Interest on deposits                                  1,052           976
          Interest on other liabilities                             9            12
                                                          -----------   -----------
                    Total interest expense                      1,061           988

                    Net interest income                         1,075           707
Provision for possible credit losses                               82            22
                                                          -----------   -----------
Net interest income after provision for possible credit
    losses                                                        993           685
                                                          -----------   -----------

Non-interest income
          Service charges on deposit accounts                      41            31
          Fees for other services to customers                      7             7
          Gain on the sale of loans                               100            27
          Gain on the sale investment securities                 --              13
          Other income                                           --               3
                                                          -----------   -----------
                    Total non-interest income                     148            81

Non-interest expenses
          Salaries and employee benefits                          526           362
          Occupancy and equipment expense                         107            96
          Advertising and marketing                                18            23
          Stationery and supplies                                  43            25
          Professional services                                    42            36
          Data processing                                          36            28
          FDIC insurance premiums                                   3             2
          Other operating expenses                                 97            69
                                                          -----------   -----------
                    Total non-interest expenses                   872           641

Income before income tax provision(benefit)                       269           125
Income tax provision(benefit)                                      93           (50)
                                                          -----------   -----------

Net income                                                $       176   $       175
                                                          ===========   ===========

Per share data:
Net income - basic and diluted                            $      0.07   $      0.16

Weighted average number of shares outstanding - basic       2,473,295     1,065,761
Weighted average number of shares outstanding - diluted     2,475,577     1,077,071

The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except share data)                     Three Months Ended
                                                      03/31/99   03/31/98
                                                      --------   -------

Net income                                             $ 176      $ 175
Other comprehensive income, net of tax
  Unrealized gains (losses) on securities
    Unrealized holding gains (losses) arising            (49)        14
      during period
    Less:  reclassification adjustment for gains
      included in net income                            --          (13)
                                                       -----      -----
Other comprehensive income                               (49)         1
                                                       -----      -----

Comprehensive income                                   $ 127      $ 176
                                                       =====      =====


The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                            Three Months Ended
                                                         3/31/99     03/31/98
                                                         -------     --------
Cash flows from operating activities
     Interest and fees received                          $  2,167    $  1,921
     Interest paid                                         (1,022)       (942)
     Proceeds from sale of mortgages held for sale          6,744       3,160
     Origination of mortgages held for sale                (5,846)     (4,234)
     Cash paid to suppliers and employees                  (1,023)       (631)
                                                         --------    --------
     Net cash provided by (used in) operating
       activities                                           1,020        (726)

Cash flows from investing activities
     Proceeds from maturities of securities
       available for sale                                  23,437      15,350
     Proceeds from sales of securities
       available for sale                                   2,400       6,015
     Purchases of securities available for sale           (29,634)    (19,900)
     Increase in loans, net of payments received           (1,113)     (2,034)
     Purchases of property and equipment                      (26)        (24)
                                                         --------    --------
     Net cash (used in) investing activities               (4,936)       (593)

Cash flows from financing activities
     Net increase in non-interest bearing deposits          1,199       3,701
     Net increase in interest bearing deposits              7,716      15,958
     Decrease in federal funds purchased                     --        (1,500)
     Principal payments on mortgage payable                    (6)         (5)
     Sale of common stock, net of offerings costs            --           (30)
                                                         --------    --------
     Net cash provided by financing activities              8,909      18,124

Increase (decrease) in cash and cash equivalents            4,993      16,805
Cash and cash equivalents at the beginning of
  the period                                                6,254       1,660
                                                         --------    --------

Cash and cash equivalents at the end of the period       $ 11,247    $ 18,465
                                                         ========    ========

Reconciliation of net income to net cash provided by
  (used in) operating activities
Net income                                               $    177    $    175
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
       Provision for possible credit losses                    82          22
       Depreciation and amortization expense                   47          56
       Accretion of discount on investment securities        --            (6)
       Amortization of premium on investment securities        35        --
       Gain on sale of investment securities                 --           (13)
       (Increase) decrease in mortgages held for sale         798      (1,101)
       Decrease in interest receivable                         30         185
       Increase in interest payable                            39          46
       (Increase) in other assets                             (75)        (70)
       (Decrease) in other liabilities                       (113)        (20)
                                                         --------    --------

Net cash provided by (used in) operating activities      $  1,020    ($   726)
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

         The unaudited financial statements of the Corporation for the three month periods ended March 31, 1999 and 1998 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary to present a fair statement of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 1998 Annual Report to Stockholders.

PART 1  -  FINANCIAL INFORMATION

ITEM 2.  -  MANAGEMENT'S DISCUSSION, ANALYSIS OF FINANCIAL
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

Results of Operations

The Corporation reported net income of $176,000 for the three month period ended March 31, 1999, compared to net income of $175,000 for the three period ended March 31, 1998. The positive impact on net interest income of significant growth in the volume of loans and deposits was offset by the increase in loan loss reserves.

Net Interest Income

1999 Compared to 1998. Net interest income for the three month period ended March 31, 1999 was $1,075,000 compared to $707,000 for the same period ended March 31, 1998, an increase of $368,000 or 52%. This increase was caused primarily by an increase in average earning assets of $37.4 million between the periods while interest-bearing liabilities grew by $16.8 million. At the same time the Corporation's interest rate spread decreased to 2.15% in 1999 from 2.43% in 1998. However, the Corporation's net interest margin increased in 1999 to 3.52% from 3.33% in 1998. The decrease in net interest spread was offset by increases in the volume of net earning assets. The Corporation's decrease in interest rate spread was a result of investing the Corporation's available funds in federal funds sold and investment securities, available for sale, until which time the Corporation can deploy the capital into other investments or acquisitions.

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


                                            Three months ended March 31,     Three months ended March 31,
                                                        1999                              1998
                                          --------------------------------   --------------------------------
                                           Average                Average     Average                Average
(In thousands)                             Balance    Interest     Rate       Balance     Interest     Rate
                                          --------    --------   --------     -------     --------   --------
Assets
  Federal funds sold and interest
    bearing deposits with banks             $5,580        $76      5.45%      $ 8,275     $  115      5.56%
  Investment securities, available
    for sale                                48,695        652      5.36%       23,867        375      6.28%

  Loans                                     68,081      1,409      8.28%       52,849      1,205      9.12%
                                          --------     ------      ----       -------      -----      ----
            Sub-total earning assets       122,356      2,137      6.98%       84,991      1,695      7.98%
  Other assets                               5,365                              6,374
                                          --------                            -------

            Total assets                  $127,721                            $91,365
                                          ========                            =======

Liabilities and stockholders' equity
  Interest bearing deposits                $87,308     $1,052      4.82%      $70,614     $  976      5.53%
  Other borrowings                             514          9      7.00%          601         12      7.99%
                                          --------     ------      ----       -------     ------      ----
            Sub-total interest bearing
              liabilities                   87,822      1,061      4.83%       71,215        988      5.55%

  Non-interest bearing deposits             11,161                             10,372
  Other liabilities                            961                                449
  Stockholders' equity                      27,777                              9,329
                                          --------                            -------

            Total liabilities and
              stockholders' equity        $127,721                            $91,365
                                          ========                            =======

             Net interest income                       $1,076                             $  707
                                                       ======                             ======

             Net interest rate spread                              2.15%                              2.43%
                                                                   ====                               ====

             Net interest margin on
               earning assets                                      3.52%                              3.33%
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

                                                         1999/1998
                                                Change in Interest Due to:
                                                ---------------------------
                                                Average    Average     Net
(In thousands)                                  Balance     Rate     Change
                                                -------    -------   ------
 Assets
   Federal funds sold and interest
     bearing deposits with banks                 $ (37)      $ (2)     $(39)
   Investment securities, available for sale       332        (55)      277
   Loans                                           315       (111)      204
                                                 =====      =====     =====
Total earning assets                             $ 611      $(169)    $ 442
                                                 =====      =====     =====

Liabilities
   Interest bearing deposits                     $ 203      $(127)    $  76
   Other borrowings                                 (2)        (1)       (3)
                                                 =====      =====     =====
Total interest bearing liabilities               $ 201      $(128)    $  73
                                                 =====      =====     =====

         Net interest income                                          $ 369
                                                                      =====

         Net interest rate spread                                     (0.27)%
                                                                      =====

         Net interest margin on earning assets                         0.19%
                                                                      =====

Provision for Possible Credit Losses

1999 Compared to 1998. The provision for possible credit losses was $82,000 for the three month period ended March 31, 1999, compared to $22,000 for the same period in 1998, an increase of $60,000 or 273% for the period. The company has increased its provision for possible credit losses as the level of non-accrual loans has increased during the period. The provision for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

Non-interest Income

1999 Compared to 1998. Non-interest income was $148,000 for the three month period ended March 31, 1999, compared to $81,000 for the same period in 1998, an increase of $67,000 or 83% for the period. This increase was primarily due to gains on loans held for sale.

Non-interest Expense

1999 Compared to 1998. Non-interest expense was $872,000 for the three month period ended March 31, 1999, compared to $641,000 for the same period in 1998, an increase of $231,000 or 36% for the period. The largest components of non-interest expense were salaries and employee benefits which amounted to $548,000 and occupancy and equipment expense which amounted to $107,000 for the three month period ended March 31, 1999. For the same period in 1998, salaries and employee benefits was $362,000 and occupancy and equipment expense was $96,000. The primary factor for these increases was the expansion of the operations and lending departments of the Bank in 1998 and 1999. As of March 31, 1999, the number of full time equivalent employees was 38 as compared to 30 as of March 31, 1998.

Income Tax Benefit

1999 Compared to 1998. The income tax expense was $93,000 for the three month period ended March 31, 1999, compared to an income tax benefit of $50,000 for the same period in 1998. The increase was primarily due to the depletion of all net operating loss carryforwards.

Comparison of Financial Condition at March 31, 1999 and December 31, 1998

Assets. Total assets at March 31, 1999 were $135.7 million compared to $126.8 million at December 31, 1998, an increase of $8.9 million or 7%. The increase was primarily due to increases in investment securities available for sale and federal funds sold.

Federal Funds Sold. Total federal funds sold at March 31, 1999 were $8.5 million compared to $4.0 million at December 31, 1998, an increase of $4.5 million or 113%. The increase was primarily due to the increase in deposits in March 1999.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 1999 were $413,000 compared to $1,211,000 at December 31, 1998, a decrease of $798,000 or 66%. This decrease was primarily due to the decrease in loan volume.

Investment Securities - Available for Sale. Total investment securities - available for sale, at March 31, 1999 were $53.9 million compared to approximately $50.2 million at December 31, 1998, an increase of $3.7 million or 7%. An increase in deposits has enabled the Corporation to invest in investment securities - available for sale until such time as quality loan opportunities or other higher yielding investments become available. All securities within the Corporation's portfolio are U.S. Treasury issues, U.S. Government sponsored agency issues, corporate debt securities carrying ratings of Aa2 or better or munipal obligations carrying ratings of Aaa or better. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                               March 31, 1999
                                 ---------------------------------------------
                                               Gross      Gross     Estimated
                                 Amortized  Unrealized  Unrealized    Market
                                    Cost       Gains      Losses      Value
                                 ---------  ----------  ----------  ----------
US Treasury securities             $ 2,003     $ --      $    (1)    $ 2,002
US Government agency securities     46,765         8        (101)     46,672
Municipal bonds                        125      --          --           125
Corporate debt securities            5,100      --          --         5,100
                                   -------     -----     -------     -------
          Totals                   $53,993     $   8     $  (102)    $53,899
                                   =======     =====     =======     =======

                                             December 31, 1999
                                 ---------------------------------------------
                                               Gross      Gross     Estimated
                                 Amortized  Unrealized  Unrealized    Market
                                    Cost       Gains      Losses      Value
                                 ---------  ----------  ----------  ----------
US Treasury securities             $ 2,013     $ --      $    (1)    $ 2,012
US Government agency securities     31,682      --           (20)     31,662
Corporate debt securities           16,537      --          --        16,537
                                   -------     -----     -------     -------
          Totals                   $50,232     $   0     $   (21)    $50,211
                                   =======     =====     =======     =======

Loans. Total loans at March 31, 1999 were $67.1 million compared to $66.0 million at December 31, 1998, an increase of $1.1 million or 2%. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                           03/31/99    12/31/98    03/31/98
                                           --------    --------    --------
Consumer loans                             $ 11,162    $ 12,434    $ 12,818
Commercial, financial, & other               17,927      14,843      10,556
Commercial real estate construction           3,092       2,619       2,023
Commercial real estate mortgages             11,898      12,478      10,796
Residential real estate mortgages            23,057      23,649      17,977
                                           --------    --------    --------

                                             67,136      66,023      54,170
Allowance for possible credit losses           (705)       (627)       (541)
                                           --------    --------    --------

                                           $ 66,431    $ 65,396    $ 53,629
                                           ========    ========    ========

The following is a summary of non-performing assets and problems loans (in thousands):

                                           03/31/99    12/31/98    03/31/98
                                           --------    --------    --------
Over 90 days past due and still accruing   $    141    $      2    $     97
Non-accrual loans                               885         410          20
Renegotiated loans                             --          --          --
Other real estate owned                        --          --          --
                                           --------    --------    --------

                                           $  1,026    $    412    $    117
                                           ========    ========    ========

Allowance for Possible Credit Losses. The allowance for possible credit losses at March 31, 1999 was $706,000 compared to $627,000 at December 31, 1998, an increase of $79,000 or 13%. The increase in the allowance for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for possible credit losses (in thousands):

                                    03/31/99   3/31/98
                                    --------   -------
Balance, beginning of year            $627       $522

Charge-offs:
     Consumer Loans                      3          3
                                      ----       ----

Net charge-offs                          3          3

Additions charged to operations         82         22
                                      ----       ----

Balance, March 31                     $706       $541
                                      ====       ====

Allowance to total loans              1.05%      1.00%
                                      ====       ====

Net charge-offs to average loans      0.01%      0.01%
                                      ====       ====


Bank Premises and Equipment. Bank premises and equipment at March 31, 1999 was $2.3 million compared to 2.4 million at December 31, 1998, a decrease of $0.1 million or 4%. Purchases of bank premises and equipment during the period were offset by accumulated depreciation.

Accrued Interest Receivable. Accrued interest receivable at March 31, 1999 was $903,000 compared to $933,000 at December 31, 1998, a decrease of $30,000 or 3%. The decrease was primarily due to the timing of semi-annual interest payments accrued on investments securities - available for sale.

Other Assets. Other assets at March 31, 1999 were $449,000 compared to $372,000 at December 31, 1998, an increase of $77,000 or 21%. The increase was primarily due to increases in prepaid expenses.

Deposits. Total deposits at March 31, 1999 were $106.5 million compared to $97.6 million at December 31, 1998, an increase of $8.9 million or 9%. The following is a summary of the distribution of deposits (in thousands):

                                     03/31/99    12/31/98    03/31/98
                                     --------    --------    --------
Non-interest bearing:
   Demand                             $12,402    $11,142    $12,288
                                      -------    -------    -------

Interest bearing:
  Checking                            $ 3,381    $ 3,630    $ 1,463
  Money market                         14,783     11,215     11,263
  Savings                               2,472      2,079      1,904
  Time, under $100,000                 45,137     42,790     43,497
  Time, $100,000 and over
       Non-volatile priced             13,336     13,493     14,928
       Volatile priced                 15,037     13,261      9,713
                                      -------    -------    -------
                                      $94,146    $86,468    $82,768
                                      =======    =======    =======

The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included, an annual birthday celebration and major marketing campaign in March. The increase in deposits enabled the Corporation to invest the funds in loans, federal funds sold and investment securities - available for sale.

Accrued Interest Payable. Accrued interest payable at March 31, 1999 was $377,000 compared to $338,000 at December 31, 1998, an increase of $39,000 or 12%. The increase was due to the increase in the volume of time deposits.

Capital

Stockholders' equity at March 31, 1999 was $27.9 million compared to $27.7 million as of December 31, 1998, an increase of $0.2 million or 1%. The following is a presentation of the Bank's regulatory capital ratios (in thousands):

                                                   Minimum For Capital         Minimum
                                      Actual        Adequacy Purposes  To Be Well Capitalized
                                  --------------   ------------------- ----------------------
                                  Amount   Ratio   Amount       Ratio    Amount      Ratio
                                  --------------   -------------------  ---------------------
As of March 31, 1999
     Total capital
      (to risk weighted assets)   10,765   14.81%   5,816      8.00%      7,270      10.00%

    Tier 1 capital
      (to risk weighted assets)   10,059   13.84%   2,908      4.00%      4,362       6.00%

    Tier 1 capital
      (to average assets)         10,059    9.19%   4,378      4.00%      5,472       5.00%

As of December  31, 1998
     Total capital
      (to risk weighted assets)   10,622   16.10%   5,245      8.00%      6,557      10.00%

    Tier 1 capital
      (to risk weighted assets)    9,995   15.00%   2,623      4.00%      3,934       6.00%

    Tier 1 capital
      (to average assets)          9,995    9.10%   4,438      4.00%      5,547       5.00%

Based on the respective regulatory capital ratios at March 31, 1999 and December 31, 1998, the Bank is considered well capitalized.

On April 8, 1998, the Corporation completed an initial public offering of common stock underwritten by Roney and Co. As a result of the offering, the Corporation sold 1,407,600 shares of stock at a price of $13.73 per share and received $18.0 million in new capital, net of offering costs. The Corporation is also now trading on the NASDAQ Small-Cap Market under the symbol "DEAR".

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

Different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, and thus changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. Additionally, the gap analysis does not consider the many factors as banking interest rates move. While the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. During periods of rising interest rates, the Corporation's assets tend to have prepayments that are slower than those in an interest rate sensitivity gap and would increase the negative gap position. Conversely, during a period of declining interest rates, the Corporation's assets would tend to prepay faster than originally expected thus decreasing the negative gap position. In addition, some of the Corporation's assets, such as adjustable rate mortgages, have caps on the amount by which their interest rates can change in any single period, and therefore may not reprice as quickly as liabilities in the same maturity category.

The following table set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1999 which are expected to mature or reprice in each of the time periods shown (in thousands):


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                   RATE SENSITIVITY ANALYSIS / GAP ANALYSIS

                                                    Interest Rate Sensitivity Period
                                            -----------------------------------------------------
(In thousands)                                1-90      91-365       1-5        Over
                                              Days       Days       Years      5 Years    Total
                                              ----      ------      -----      -------   --------
Earning assets
          Federal funds sold                $  8,542   $   --      $   --     $   --     $  8,542
          Mortgage loans held for sale           413       --          --         --          413
          Securities available for sale        7,102       --        46,796       --       53,898
          Total loans, net of non-accrual     16,687      6,674      38,553      5,222     67,136
                                            --------   --------    --------   --------   --------
Total earning assets                          32,744      6,674      85,349      5,222    129,989

Interest bearing liabilities
          Total interest bearing deposits     17,187     41,268      35,691       --       94,146
          Mortgage payable                      --         --          --          511        511
                                            --------   --------    --------   --------   --------
Total interest bearing liabilities            17,187     41,268      35,691        511     94,657

Net asset (liability) funding gap             15,557    (34,594)     49,658      4,711   $ 35,332
                                            --------    --------   --------   --------   ========

Cumulative net asset (liability)
   funding gap                              $ 15,557   $(19,037)  $ 30,621   $ 35,332
                                            ========   ========   ========   ========




Year 2000 Problem

The Corporation is aware of the current concerns throughout the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, often referred to as the "Year 2000
Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the application year (i.e., "99" rather than "1999"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including among other things a temporary inability to process transactions, send invoices or otherwise engage in routine business transactions on a day-to-day basis.

The Corporation began to prepare for the Year 2000 project in 1997. The plan began with an internal evaluation of equipment, software applications and vendor supplied products. The Corporation's main data processing vendor has represented that it is compliant at December 31, 1998, and regularly provides updates on its progress to the Corporation. The Corporation has a written plan, which is regularly updated and reported to the Board of Directors. The testing phase was essentially complete on December 31, 1998. The current phase of the plan is contingency planning and validation. The Corporation has also been gathering information from significant borrowers and depositors, to help mitigate any risk posed to the Bank by their non-compliance.

During 1998, the Corporation made expenditures of $313,000, of which $65,000 was charged to expense for depreciation, testing and employee wages to upgrade non-compliant personal computer workstations, software and local area networks. In 1999, the Corporation expects to incur $99,000 in expenses related to depreciation, testing and employee wages. In August 1998, the Corporation made a capital expenditure of $151,000 to purchase a new mainframe computer to accommodate the growth of the corporation. The mainframe was certified Year 2000 Compliant at the time of delivery.
Additionally, if the Corporation (or its customers or vendors) are unable to remedy any potential Year 2000 problems in a timely manner, there could be a material adverse effect on the Corporation's business. The Corporation has a written contingency plan in place should testing fail on any given computer application. Based on information that is currently available, the Corporation does not anticipate that the cost of achieving Year 2000 compliance will have a material effect on its capital resources, results of operations, or liquidity as presented herein.



DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

PART 2  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)      Financial Statements:

         The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

         Consolidated Balance Sheets - March 31, 1999, December 31, 1998 and
           March 31, 1998

         Consolidated Statements of Income - For the Three Months Ended March
           31, 1999 and 1998

         Consolidated Statements of Comprehensive Income - For the Three
           Months Ended March 31, 1999 and 1998

         Consolidated Statements of Cash Flows - For the Three Months Ended
           March 31, 1999 and 1998

         Notes to Consolidated Financial Statements

(b)      A Form 8-K Report was not filed during the three months ended
         March 31, 1999.



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




Date:  May 5, 1999

