Form 10-Q
period 1999-06-30
DEARBORN BANCORP INC /MI/
filed 1999-08-13
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended June 30, 1999.
                                           --------------


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

Yes ____ X ____   No _________


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of July 31, 1999.

          Class                                         Shares Outstanding
          -----                                         ------------------
      Common Stock                                          2,473,295









                            DEARBORN BANCORP, INC.

                                    INDEX

Part I.           Financial Information:

Item 1.           Financial Statements

                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:             Page
                                                                                            ----
                  Consolidated Balance Sheets - June 30, 1999,
                  December 31, 1998 and June 30, 1998                                         3

                  Consolidated Statements of Income (Loss) - For the Three
                  and Six Months Ended June 30, 1999 and 1998                                 4

                  Consolidated Statements of Comprehensive Income (Loss) - For the
                  Three and Six Months Ended June 30, 1999 and 1998                           5

                  Consolidated Statements of Cash Flows - For  Six Months
                  Ended June 30, 1999 and 1998                                                6

                  Notes to Consolidated Financial Statements                                  7

Item 2.           Management's Discussion of Results of Operations and Analysis
                  of Financial Condition, Liquidity and Capital                               7-20

Part II.          Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 4.   Submission of Matters to a Vote of Security Holders
                  Item 6.   Exhibits and Reports on Form  8-K                                 21

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 5.   Other Information

SIGNATURES                                                                                    22

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

(In thousands)                                             06/30/99      12/31/98      06/30/98
                                                          (unaudited)    (audited)    (unaudited)
                                                          -----------    ---------    -----------
ASSETS
Cash and cash equivalents
          Cash and due from banks                          $   2,281     $   2,259     $   2,707
          Federal funds sold                                   3,009         3,995         6,143
                                                           ---------     ---------     ---------
                    Total cash and cash equivalents            5,290         6,254         8,850

Mortgage loans held for sale                                     647         1,211         5,214
Investment securities, available for sale                     60,814        50,211        51,500
Loans
          Loans                                               73,850        66,023        56,223
          Allowance for possible credit losses                  (707)         (627)         (557)
                                                           ---------     ---------     ---------
                    Net loans                                 73,143        65,396        55,666

Bank premises and equipment, net                               2,375         2,378         2,297
Accrued interest receivable                                    1,408           933           981
Other assets                                                     824           372           281
                                                           ---------     ---------     ---------

          Total assets                                     $ 144,501     $ 126,755     $ 124,789
                                                           =========     =========     =========

LIABILITIES
Deposits
          Non-interest bearing deposits                    $  14,798     $  11,142     $  13,114
          Interest bearing deposits                          101,053        86,468        83,381
                                                           ---------     ---------     ---------
                    Total deposits                           115,851        97,610        96,495

Other liabilities
          Mortgage payable                                       505           517           528
          Accrued interest payable                               391           338           304
          Other liabilities                                      387           559           231
                                                           ---------     ---------     ---------
                    Total liabilities                        117,134        99,024        97,558

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                   2,473,295 shares outstanding in
                   1999 and 1998                              29,015        29,015        28,483
          Accumulated deficit                                 (1,234)       (1,270)       (1,258)
          Accumulated comprehensive income (loss)               (414)          (14)            6
                                                           ---------     ---------     ---------
                    Total stockholders' equity                27,367        27,731        27,231

                    Total liabilities and stockholders'
                       equity                              $ 144,501     $ 126,755     $ 124,789
                                                           =========     =========     =========

The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)

(In thousands, except share data)                             Three Months Ended              Six Months Ended
                                                            06/30/99         06/30/98      06/30/99        06/30/98
                                                           -----------     -----------    -----------    -----------
Interest income
          Interest on loans                                $     1,504     $     1,249    $     2,913    $     2,454
          Interest on investment securities, available
            for sale                                               867             713          1,518          1,088
          Interest on federal funds and deposits with
            banks                                                   63             152            139            267
                                                           -----------     -----------    -----------    -----------
                    Total interest income                        2,434           2,114          4,570          3,809

Interest expense
          Interest on deposits                                   1,189           1,133          2,241          2,109
          Interest on other liabilities                              8              10             17             22
                                                           -----------     -----------    -----------    -----------
                    Total interest expense                       1,197           1,143          2,258          2,131

                    Net interest income                          1,237             971          2,312          1,678
Provision for possible credit losses                               585              20            667             42
                                                           -----------     -----------    -----------    -----------

Net interest income after provision for possible credit
  losses                                                           652             951          1,645          1,636
                                                           -----------     -----------    -----------    -----------

Non-interest income
          Service charges on deposit accounts                       48              32             89             63
          Fees for other services to customers                       7               5             14             12
          Gain on the sale of loans                                 79              66            179             93
          Gain on the sale investment securities                    --               3             --             16
          Other income                                               1               1              1              4
                                                           -----------     -----------    -----------    -----------
                    Total non-interest income                      135             107            283            188

Non-interest expenses
          Salaries and employee benefits                           547             399          1,073            761
          Occupancy and equipment expense                          107              95            214            191
          Advertising and marketing                                 38              22             56             45
          Stationery and supplies                                   62              43            105             68
          Professional services                                     76              25            118             62
          Data processing                                           47              25             83             53
          FDIC insurance premiums                                    3               2              6              4
          Other operating expenses                                 100              59            197            127
                                                           -----------     -----------    -----------    -----------
                    Total non-interest expenses                    980             670          1,852          1,311

Income before income tax provision(benefit)                       (193)            388             76            513
Income tax provision(benefit)                                      (53)            132             40             82
                                                           -----------     -----------    -----------    -----------

Net income (loss)                                          ($      140)    $       256    $        36    $       431
                                                           ===========     ===========    ===========    ===========

Per share data:
Net income (loss) - basic and diluted                      ($     0.06)    $      0.11    $      0.01    $      0.25

Weighted average number of shares outstanding - basic        2,473,295       2,364,119      2,473,295      1,718,327
Weighted average number of shares outstanding - diluted      2,473,295       2,384,189      2,477,588      1,734,179

The accompanying notes are an integral part of these consolidated statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands)                                                 Three Months Ended          Six Months Ended
                                                             06/30/99      06/30/98     06/30/99      06/30/98
                                                             --------      --------     --------      --------
Net income (loss)                                             ($140)        $ 256         $  36         $ 431
Other comprehensive income (loss) , net of tax
     Unrealized gains (losses) on securities
          Unrealized holding gains (losses) arising
            during period                                      (351)           75          (400)           89
          Less:  reclassification adjustment for gains
            included in net income                               --            (3)           --           (16)
                                                              -----         -----         -----         -----
Other comprehensive income (loss)                              (351)           72          (400)           73
                                                              -----         -----         -----         -----

Comprehensive income (loss)                                   ($491)        $ 328         ($364)        $ 504
                                                              =====         =====         =====         =====

The accompanying notes are an integral part of these accompanying statements.


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                                             Six Months Ended
                                                                       6/30/99         06/30/98
                                                                       -------         --------
Cash flows from operating activities
          Interest and fees received                                  $  4,198         $  3,630
          Interest paid                                                 (2,205)          (2,137)
          Proceeds from sale of mortgages held for sale                 11,626            8,205
          Origination of mortgages held for sale                       (10,873)          (7,925)
          Participations purchased in mortgages held for sale               --           (5,054)
          Cash paid to suppliers and employees                          (2,248)          (1,266)
                                                                      --------         --------
          Net cash provided by (used in) operating activities              498           (4,547)

Cash flows from investing activities
          Proceeds from maturities of securities available for
            sale                                                        29,952           17,350
          Proceeds from sales of securities available for sale           2,400           19,908
          Purchases of securities available for sale                   (43,497)         (58,883)
          Increase in loans, net of payments received                   (8,425)          (4,091)
          Purchases of property and equipment                             (121)            (113)
                                                                      --------         --------
          Net cash (used in) investing activities                      (19,691)         (25,829)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                  3,656            4,527
          Net increase in interest bearing deposits                     14,585           16,571
          Decrease in federal funds purchased                               --           (1,500)
          Principal payments on mortgage payable                           (12)              (9)
          Sale of common stock, net of offerings costs                      --           17,977
                                                                      --------         --------
          Net cash provided by financing activities                     18,229           37,566

Increase (decrease) in cash and cash equivalents                          (964)           7,190
Cash and cash equivalents at the beginning of the period                 6,254            1,660
                                                                      --------         --------

Cash and cash equivalents at the end of the period                    $  5,290         $  8,850
                                                                      ========         ========

Reconciliation of net income to net cash provided by
  (used in) operating activities
Net income                                                            $     36         $    431
          Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities
                    Provision for possible credit losses                   667               42
                    Depreciation and amortization expense                  213              115
                    Accretion of discount on investment
                      securities                                            (2)              (9)
                    Amortization of premium on investment                   66                1
                      securities
                    Gain on sale of investment securities                   --              (16)
                    (Increase) decrease in mortgages held for
                      sale                                                 564           (4,867)
                    (Increase) in interest receivable                     (475)            (258)
                    Increase (decrease) in interest payable                 53               (6)
                    (Increase) in other assets                            (452)             (54)
                    Increase (decrease) in other liabilities              (172)              74
                                                                      --------         --------

Net cash provided by (used in) operating activities                   $    498         ($ 4,547)
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

         The unaudited financial statements of the Corporation for the three and six month periods ended June 30, 1999 and 1998 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary to present a fair statement of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

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

Results of Operations

The Corporation reported a net loss of $140,000 for the three month period and net income of $36,000 for the six month period ended June 30, 1999, compared to net income of $256,000 and $431,000 for the three and six month periods ended June 30, 1998. The Corporation's net income was negatively impacted by a charge-off of $543,000 due to the bankruptcy of a commercial borrower. The Corporation has fully reserved for the entire debt during the second quarter of 1999.

Net Interest Income

1999 Compared to 1998. Net interest income for the three month period ended June 30, 1999 was $1,237,000 compared to $971,000 for the same period ended June 30, 1998, an increase of $266,000 or 27%. The increase was caused primarily by an increase in the Corporation's interest rate spread to 2.17% in 1999 from 1.82% in 1998. At the same time, the Corporation's average earning assets increased by $19.3 million between the periods while interest-bearing liabilities grew by $16.2 million. The Corporation's net interest margin also increased in 1999 to 3.40% from 3.32% in 1998. The Corporation's increase in interest rate spread was a result of lowering the cost of deposits, while increasing loan volume.

Net interest income for the six month period ended June 30, 1999 was $2,312,000 compared to $1,678,000 for the same period ended June 30, 1998, an increase of $634,000 or 38%. This increase was caused primarily by an increase in average earning assets of $28.3 million between the periods while interest-bearing liabilities grew by $16.5 million. At the same time the Corporation's interest rate spread increased to 2.11% in 1999 from 2.06% in 1998. The Corporation's net interest margin also increased in 1999 to 3.40% from 3.32% in 1998. The Corporation's increase in interest rate spread was a result of lowering the cost of deposits, while increasing loan volume.


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

                                               Three months ended June 30,         Three months ended June 30,
                                                          1999                                 1998
                                              ------------------------------   ------------------------------------
                                               Average               Average    Average                  Average
(In thousands)                                 Balance    Interest     Rate     Balance    Interest        Rate
                                              ----------  --------   -------   --------    --------    ------------
Assets
     Federal funds sold and interest
               bearing deposits with banks    $  4,613    $     63    5.40%    $ 11,597    $    152           5.24%
     Investment securities, available for
               sale                             60,180         866    5.69%      50,266         713           5.67%
     Loans                                      71,539       1,440    7.96%      55,123       1,249           9.06%
                                              --------    --------    ----     --------    --------    -----------
               Sub-total earning assets        136,332       2,369    6.87%     116,986       2,114           7.23%
     Other assets                                5,588                            5,868
                                              --------                         --------

               Total assets                   $141,920                         $122,854
                                              ========                         ========

Liabilities and stockholders' equity
     Interest bearing deposits                $100,243    $  1,189    4.69%    $ 83,989    $  1,133           5.40%
     Other borrowings                              507           9    7.02%         530          10           7.55%
                                              --------    --------    ----     --------    --------    -----------
               Sub-total interest bearing
                 liabilities                   100,750       1,198    4.70%      84,519       1,143           5.41%
     Non-interest bearing deposits              12,763                           11,050
     Other liabilities                             867                              390
     Stockholders' equity                       27,540                           26,895
                                              --------                         --------

               Total liabilities and
                 stockholders' equity         $141,920                         $122,854
                                              ========                         ========

               Net interest income                        $  1,171                         $   971
                                                          ========                         =======

               Net interest rate spread                               2.17%                                   1.82%
                                                                      ====                             ===========

               Net interest margin on
                 earning assets                                       3.40%                                   3.32%
                                                                      ====                             ===========

                                                    Six months ended June 30,           Six months ended June 30,
                                                              1999                                 1998
                                                 --------------------------------   --------------------------------
                                                  Average               Average      Average               Average
(In thousands)                                    Balance    Interest     Rate       Balance    Interest     Rate
                                                 ----------  ---------  ---------   ----------  ---------  ---------
Assets
          Federal funds sold and interest
                    bearing deposits with banks    $  5,094    $    139    5.43%    $  9,941    $    267     5.37%
          Investment securities, available for
                    sale                             54,469       1,518    5.54%      37,139       1,088     5.86%
          Loans                                      69,820       2,810    8.00%      53,992       2,454     9.09%
                                                   --------    --------    ----     --------    --------    -----
                    Sub-total earning assets        129,383       4,467    6.87%     101,072       3,809     7.54%
          Other assets                                5,477                            5,333
                                                   --------                         --------

                    Total assets                   $134,860                         $106,405
                                                   ========                         ========

Liabilities and stockholders' equity
          Interest bearing deposits                $ 93,884    $  2,241    4.75%    $ 77,339    $  2,109     5.45%
          Other borrowings                              511          17    6.62%         540          22     8.15%
                                                   --------    --------    ----     --------    --------    -----
                    Sub-total interest bearing
                      liabilities                    94,395       2,258    4.76%      77,879       2,131     5.47%
          Non-interest bearing deposits              11,967                           10,713
          Other liabilities                             840                              405
          Stockholders' equity                       27,658                           17,408
                                                   --------                         --------

                    Total liabilities and
                      stockholders' equity         $134,860                         $106,405
                                                   ========                         ========

                    Net interest income                        $  2,209                         $1,678
                                                               ========                         =======

                    Net interest rate spread                               2.11%                             2.06%
                                                                           ====                             =====

                    Net interest margin on
                      earning assets                                       3.40%                             3.32%
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


                                                  Three months ended               Six months ended
                                                  June 30, 1999/1998              June 30, 1999/1998
                                               Change in interest due to      Change in interest due to
                                             ----------------------------     --------------------------
                                              Average   Average      Net      Average   Average    Net
(In thousands)                                Balance    Rate      Change     Balance    Rate     Change
                                             --------  --------    ------     -------   ------    ------
Assets
          Federal funds sold and interest
                    bearing deposits with
                    banks                     ($ 94)     $   6      ($ 89)    ($132)    $   4     ($128)
          Investment securities, available
                    for sale                    141         10        153       480       (50)      430
          Loans                                 327       (138)       191       633      (278)      356
                                              -----      -----      -----     -----     -----     -----
Total earning assets                          $ 374      ($121)     $ 255     $ 982     ($324)    $ 658
                                              =====      =====      =====     =====     =====     =====
Liabilities
          Interest bearing deposits           $ 191      ($135)     $  56     $ 393     ($261)    $ 132
          Other borrowings                       (0)        (1)        (1)       (1)       (4)       (5)
                                              -----      -----      -----     -----     -----     -----
Total interest bearing liabilities            $ 191      ($136)     $  55     $ 392     ($265)    $ 127
                                              =====      =====      =====     =====     =====     =====
                Net interest income                                 $ 200                         $ 531
                                                                    =====                         =====
                Net interest rate spread                             0.37%                         0.06%
                                                                    =====                         =====
                Net interest margin on
                  earning assets                                     0.11%                         0.09%
                                                                    =====                         =====


Provision for Possible Credit Losses

1999 Compared to 1998. The provision for possible credit losses was $585,000 and $667,000 for the three and six month periods ended June 30, 1999, respectively, compared to $20,000 and $42,000 for the same periods in 1998, an increase of $565,000 for the three month period and $625,000 for the six month period. This significant increase was necessary, due primarily to the bankruptcy of a borrower, with whom the Corporation participated in a lending relationship along with a number of other Michigan banks. With this addition to the provision for possible credit losses, the Corporation has reserved for the entire debt. The provision for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

Non-interest Income

1999 Compared to 1998. Non-interest income was $135,000 and $283,000 for the three and six month periods ended June 30, 1999, respectively, compared to $107,000 and $188,000 for the same periods in 1998, an increase of $28,000 or 26% for the three month period and $95,000 or 51% for the six month period. This increase was primarily due to gains on loans held for sale and increases in service charges on deposit accounts.

Non-interest Expense

1999 Compared to 1998. Non-interest expense was $980,000 and $1,852,000 for the three and six month periods ended June 30, 1999, respectively, compared to $670,000 and $1,311,000 for the same periods in 1998, an increase of $310,000 or 46% for the three month period and $541,000 or 41 % for the six month period. The largest components of non-interest expense were salaries and employee benefits which amounted to $547,000 and $1,073,000 and occupancy and equipment expense which amounted to $107,000 and $214,000 for the three and six month periods ended June 30, 1999, respectively. For the same periods in 1998, salaries and employee benefits were $399,000 and $761,000 and occupancy and equipment expense were $95,000 and $191,000, respectively. The primary factor for these increases was the expansion of the operations and lending departments of the Bank in 1998 and 1999. As of June 30, 1999, the number of full time equivalent employees was 44 as compared to 35 as of June 30, 1998.

Income Taxes

1999 Compared to 1998. The income tax benefit was $53,000 for the three month period ended June 30, 1999, compared to an income tax expense of $132,000 for the same period in 1998. The income tax expense was $40,000 for the six month period ended June 30, 1999, compared to $82,000 for the same period in 1998. The decrease was primarily due to the decrease in net income and changes in net deferred tax liabilities.

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

Assets. Total assets at June 30, 1999 were $144.5 million compared to $126.8 million at December 31, 1998, an increase of $17.7 million or 14%. The increase was primarily due to increases in deposits, which were then deployed into loans and investment securities - available for sale.

Federal Funds Sold. Total federal funds sold at June 30, 1999 were $3.0 million compared to $4.0 million at December 31, 1998, a decrease of $1.0 million or 25%. The decrease was due to the deployment of funds into loans and investment securities - available for sale.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 1999 were $647,000 compared to $1,211,000 at December 31, 1998, a decrease of $564,000 or 47%. This decrease was primarily due to the volume of originations of mortgage loans, available for sale.

Investment Securities - Available for Sale. Total investment securities - available for sale, at June 30, 1999 were $60.8 million compared to $50.2 million at December 31, 1998, an increase of $10.6 million or 21%. An increase in deposits has enabled the Corporation to invest in investment securities - available for sale until such time as quality loan opportunities or other higher yielding investments become available. All securities within the Corporation's portfolio are U.S. Treasury issues, U.S. Government sponsored agency issues, corporate debt securities carrying ratings of Aa2 or better or munipal obligations carrying ratings of Aaa or better. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                                             June 30, 1999
                                        ----------------------------------------------------------
                                                         Gross           Gross           Estimated
                                        Amortized      Unrealized     Unrealized           Market
                                           Cost          Gains          Losses             Value
                                        ---------      ----------     ----------         ---------
US Treasury securities                   $ 2,368          $ --          ($   46)          $ 2,322
US Government agency securities           56,865            --             (582)           56,283
Municipal Bonds                              126            --               (2)              124
Corporate debt securities                  2,085            --               --             2,085
                                         -------          ----          -------           -------

          Totals                         $61,444          $ --          ($  630)          $60,814
                                         =======          ====          =======           =======

                                                            December 31, 1998
                                        ----------------------------------------------------------
                                                         Gross           Gross           Estimated
                                        Amortized      Unrealized     Unrealized           Market
                                           Cost          Gains          Losses             Value
                                        ---------      ----------     ----------         ---------
US Treasury securities                   $ 2,013          $ --          ($    1)          $ 2,012
US Government agency securities           31,682            --              (20)           31,662
Corporate debt securities                 16,537            --               --            16,537
                                         -------          ----          -------           -------

           Totals                        $50,232          $ --          ($   21)          $50,211
                                         =======          ====          =======           =======

Loans. Total loans at June 30, 1999 were $73.9 million compared to $66.0 million at December 31, 1998, an increase of $7.9 million or 12%. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                        06/30/99     12/31/98     06/30/98
                                        --------     --------     --------

Consumer loans                          $ 11,154     $ 12,434     $ 12,846
Commercial, financial, & other            20,607       14,843       11,015
Commercial real estate construction        3,272        2,619        1,623
Commercial real estate mortgages          14,092       12,478       12,425
Residential real estate mortgages         24,725       23,649       18,314
                                        --------     --------     --------

                                          73,850       66,023       56,223
Allowance for possible credit losses        (707)        (627)        (557)
                                        --------     --------     --------

                                        $ 73,143     $ 65,396     $ 55,666
                                        ========     ========     ========



The following is a summary of non-performing assets and problems loans (in thousands):

                                           06/30/99   12/31/98    06/30/98
                                           --------   --------    --------

Over 90 days past due and still accruing     $ --       $  2       $ --
Non-accrual loans                             287        410         44
Renegotiated loans                             --         --         --
Other real estate owned                        --         --         --
                                             ----       ----       ----

                                             $287       $412       $ 44
                                             ====       ====       ====


Allowance for Possible Credit Losses. The allowance for possible credit losses at June 30, 1999 was $707,000 compared to $627,000 at December 31, 1998, an increase of $80,000 or 13%. The increase in the allowance for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for possible credit losses (in thousands):

                                                     06/30/99         12/31/98       06/30/98
                                                     --------         --------       --------
Balance, beginning of year                           $    627        $    522        $    522
Charge-offs:
     Consumer Loans                                       (55)            (15)             (7)
     Commercial Loans                                    (543)             --              --
Recoveries:
     Consumer Loans                                        11              --              --
                                                     --------        --------        --------
Net charge-offs                                          (587)            (15)             (7)
Additions charged to operations                           667             120              42
                                                     --------        --------        --------
Balance, June 30                                     $    707        $    627        $    557
                                                     ========        ========        ========
Allowance to total loans                                 0.96%           0.95%           0.99%
                                                     ========        ========        ========
Net charge-offs to average loans                         0.84%           0.03%           0.01%
                                                     ========        ========        ========
     Average allowance for possible loan losses           624             564             539
     Average total loans, gross                        69,820          59,355          53,992
     Average allowance to average total loans            0.89%           0.95%           1.00%


Net charge-offs for the three and six month periods ended June 30, 1999 were $584,000 and $587,000, respectively, compared to $3,000 and $7,000 for the same periods in 1998. A charge-off of a commercial loan relationship in the amount of $543,000 during the three month period ended June 30, 1999 was the largest single charge-off in the Bank's history. Since the Bank's inception in 1994 through December 31, 1998, net charge-offs were $35,000.


Bank Premises and Equipment. Bank premises and equipment at June 30, 1999 was $2.4 million compared to $2.4 million at December 31, 1998.


Accrued Interest Receivable. Accrued interest receivable at June 30, 1999 was $1,408,000 compared to $933,000 at December 31, 1998, an increase of $475,000 or 51%. The increase was primarily due to increase in loans and investments securities - available for sale.


Other Assets. Other assets at June 30, 1999 were $824,000 compared to $372,000 at December 31, 1998, an increase of $452,000 or 122%. The increase was primarily due to increases in prepaid expenses.


Deposits. Total deposits at June 30, 1999 were $115.9 million compared to $97.6 million at December 31, 1998, an increase of $18.3 million or 19%. The following is a summary of the distribution of deposits (in thousands):


                                      06/30/99    12/31/98    06/30/98
                                      --------    --------    --------

Non-interest bearing:
          Demand                      $ 14,798    $ 11,142    $ 13,114
                                      ========    ========    ========
Interest bearing:
          Checking                    $  4,308    $  3,630    $  2,120
          Money market                  13,439      11,215      10,656
          Savings                        2,998       2,079       1,859
          Time, under $100,000          45,426      42,790      42,661
          Time, $100,000 and over
               Non-volatile priced      13,509      13,493      15,265
               Volatile priced          21,374      13,261      10,820
                                      --------    --------    --------
                                      $101,054    $ 86,468    $ 83,381
                                      ========    ========    ========

The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included, an annual birthday celebration and major marketing campaign in March. The increase in deposits enabled the Corporation to invest the funds in loans and investment securities available for sale.

Accrued Interest Payable. Accrued interest payable at June 30, 1999 was $391,000 compared to $338,000 at December 31, 1998, an increase of $53,000 or 16%. The increase was due to the increase in the volume of time deposits.

Other Liabilities. Other liabilities at June 30, 1999 were $387,000 compared to $559,000 at December 31, 1998, an decrease of $172,000 or 31%. The decrease was primarily due to the decrease in deferred taxes.

Capital

Stockholders' equity at June 30, 1999 was $27.4 million compared to $27.7 million at December 31, 1998, a decrease of $0.3 million or 1%. The following is a presentation of the Bank's regulatory capital ratios (in thousands):

                                                      Minimum for Capital           Minimum
                                      Actual           Adequacy Purposes:    To Be Well Capitalized
                                 ------------------   -------------------    ----------------------
                                  Amount    Ratio        Amount   Ratio          Amount   Ratio
                                 ------------------   -------------------    ----------------------
As of June 30, 1999
     Total capital
        (to risk weighted
          assets)                 11,507    14.93%       6,167     8.00%         7,709    10.00%
    Tier 1 capital
        (to risk weighted
          assets)                 10,800    14.01%       3,083     4.00%         4,625     6.00%
    Tier 1 capital
        (to average assets)       10,800     8.70%       4,967     4.00%         6,209     5.00%

As of  December 31, 1998
     Total capital
        (to risk weighted
          assets)                 10,622    16.20%       5,245     8.00%         6,557    10.00%
    Tier 1 capital
        (to risk weighted
          assets)                  9,995    15.20%       2,623     4.00%         3,934     6.00%
    Tier 1 capital
        (to average assets)        9,995     9.00%       4,438     4.00%         5,547     5.00%

Based on the respective regulatory capital ratios at June 30, 1999 and December 31, 1998, the Bank is considered well capitalized.

On April 8, 1998, the Corporation completed an initial public offering of common stock underwritten by Roney and Co. As a result of the offering, the Corporation sold 1,407,600 shares of stock, adjusted for a two percent stock dividend issued in January 1999 at a price of $13.73 per share and received $18.0 million in new capital, net of offering costs. On June 18, 1999, the Corporation moved to the NASDAQ National Market and continues to trade under the symbol "DEAR".


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

The following table set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999 which are expected to mature or reprice in each of the time periods shown (in thousands):

                                                            Interest Rate Sensitivity Period
                                                ----------------------------------------------------------
(In thousands)                                    1-90        91-365         1-5       Over
                                                  Days         Days         Years     5 Years       Total
                                                --------     --------     --------    --------    --------
Earning assets
          Federal funds sold                    $  3,009         $---         $---        $---    $  3,009
          Mortgage loans held for sale               647           --           --          --         647
          Securities available for sale            2,085           --       58,729          --      60,814
          Total loans, net of non-accrual         19,710        5,822       42,403       5,628      73,563
                                                --------     --------     --------    --------    --------
Total earning assets                              25,451        5,822      101,132       5,628     138,033

Interest bearing liabilities
          Total interest bearing deposits         28,770       45,453       26,830          --     101,053
          Mortgage payable                            --           --           --         505         505
                                                --------     --------     --------    --------    --------
Total interest bearing liabilities                28,770       45,453       26,830         505     101,558

Net asset (liability) funding gap                 (3,319)     (39,631)      74,302       5,123    $ 36,475
                                                --------     --------     --------    --------    ========

Cumulative net asset (liability) funding gap    ($ 3,319)    ($42,950)    $ 31,352    $ 36,475
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Corporation held its regular annual meeting of stockholders on May 18, 1999. At this meeting, an election was held for four directors, for three year terms expiring in 2002. The voting results for each nominee were as follows:

         Nominee                       Total For          Total Withheld
         -------                       ---------          --------------

         William M. Brucker, Jr.       2,108,036              10,839
         Bradley F. Keller             2,108,814              10,061
         Richard Norstrom              2,107.630              11,245
         Ronnie J. Story               2,108,814              10,061


ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)      Financial Statements:

         The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

         Consolidated Balance Sheets - June 30, 1999, December 31, 1998 and
              June 30, 1998

         Consolidated Statements of Income (Loss) - For the Three and Six
              Months Ended June 30, 1999 and 1998

         Consolidated Statements of Comprehensive Income (Loss) - For the
              Three and Six Months Ended June 30, 1999 and 1998.

         Consolidated Statements of Cash Flows  -  For the Six Months Ended
              June 30, 1999 and 1998

         Notes to Consolidated Financial Statements

(b) There were no Form 8-K Reports filed during the three months ended June 30, 1999.

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




Date:  August 6, 1999

