Form 10-Q
period 1999-09-30
DEARBORN BANCORP INC /MI/
filed 1999-11-15
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 1999.

Commission file number 000-24478.

DEARBORN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3073622

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22290 Michigan Avenue, Dearborn, MI      48123-2247

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

Yes __ X __ No ______

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of October 31, 1999.

Class	Shares Outstanding

Common Stock	2,473,295

DEARBORN BANCORP, INC.

INDEX

		Page

Part I.	Financial Information:

Item 1.	Financial Statements

	The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

	Consolidated Balance Sheets - September 30, 1999, December 31, 1998 and September 30, 1998	3

	Consolidated Statements of Income - For the Three and Nine Months Ended September 30, 1999 and 1998	4

	Consolidated Statements of Comprehensive Income (Loss) - For the Three and Nine Months Ended September 30, 1999 and 1998	5

	Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 1999 and 1998	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	7-20

Part II.	Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

	Item 6. Exhibits and Reports on Form 8-K	21

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is none:

	Item 1. Legal Proceedings
	Item 2. Changes in Securities and Use of Proceeds
	Item 3. Defaults upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information

SIGNATURES		22

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands)	09/30/99 (unaudited)	12/31/98 (audited)	09/30/98 (unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$1,812	$2,259	$1,955
Federal funds sold	3,276	3,995	13,132

Total cash and cash equivalents	5,088	6,254	15,087

Mortgage loans held for sale	1,128	1,211	444
Investment securities, available for sale	60,914	50,211	45,870
Loans, net
Gross loans	75,624	66,023	61,248
Allowance for possible credit losses	(750)	(627)	(594)

Net loans	74,874	65,396	60,654

Bank premises and equipment, net	2,388	2,378	2,415
Accrued interest receivable	1,157	933	961
Other assets	822	372	380

Total assets	$146,371	$126,755	$125,811

LIABILITIES
Deposits
Non-interest bearing deposits	$ 14,132	$ 11,142	$ 9,320
Interest bearing deposits	103,440	86,468	87,621

Total deposits	117,572	97,610	96,941

Other liabilities
Mortgage payable	499	517	523
Accrued interest payable	371	338	312
Other liabilities	502	559	467

Total liabilities	118,944	99,024	98,243

STOCKHOLDERS' EQUITY
Common stock - 5,000,000 shares authorized, 2,473,295 shares outstanding at September 30, 1999, December 31, 1998 and September 30, 1998	29,015	29,015	28,483
Accumulated deficit	(1,010)	(1,270)	(975)
Accumulated other comprehensive income (loss)	(578)	(14)	60

Total stockholders' equity	27,427	27,731	27,568

Total liabilities and stockholders' equity	$146,371	$126,755	$125,811

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	09/30/99	09/30/98	09/30/99	09/30/98

Interest income
Interest on loans	$1,624	$1,375	$4,538	$3,830
Interest on investment securities, available for sale	839	773	2,357	1,862
Interest on federal funds and deposits with banks	39	121	178	387

Total interest income	2,502	2,269	7,073	6,079

Interest expense
Interest on deposits	1,231	1,162	3,472	3,271
Interest on other liabilities	9	10	26	32

Total interest expense	1,240	1,172	3,498	3,303

Net interest income	1,262	1,097	3,575	2,776
Provision for possible credit losses	40	37	707	79

Net interest income after provision for possible credit losses	1,222	1,060	2,868	2,697

Non-interest income
Service charges on deposit accounts	53	39	142	102
Fees for other services to customers	7	6	21	18
Gain on the sale of loans	83	63	261	156
Gain on the sale of investment securities	--	20	--	36
Other income	3	1	3	4

Total non-interest income	146	129	427	316

Non-interest expenses
Salaries and employee benefits	574	471	1,647	1,259
Occupancy and equipment expense	112	101	329	292
Advertising and marketing	22	17	78	62
Stationery and supplies	59	26	164	94
Professional services	101	39	219	100
Data processing	41	35	124	88
FDIC insurance premiums	3	3	9	7
Other operating expenses	72	67	264	169

Total non-interest expenses	984	759	2,834	2,071

Income before income tax provision	384	430	461	942
Income tax provision	161	146	201	228

Net income	$223	$284	$260	$714

Share and per share data:
Net income - basic	$0.09	$0.11	$0.11	$0.36
Net income - diluted	$0.09	$0.11	$0.10	$0.36

Weighted average number of shares outstanding - basic	2,473,295	2,473,295	2,473,295	1,973,184
Weighted average number of shares outstanding - diluted	2,473,295	2,484,450	2,477,599	1,989,439

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)	Three months ended		Nine months ended
	09/30/99	09/30/98	09/30/99	09/30/98

Net income	$223	$284	$260	$714
Other comprehensive income, net of tax
Unrealized gains (losses) on securities, available for sale
Unrealized holding gains (losses) arising during period	(248)	6	(855)	114
Less: reclassification adjustment for gains included in net income	--	(20)	--	(36)
Tax effects	84	5	291	(27)

Total other comprehensive income (loss)	(164)	(9)	(564)	51

Comprehensive income (loss)	$59	$275	$(304)	$765

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)	Nine Months Ended
	9/30/99	9/30/98

Cash flows from operating activities
Interest and fees received	$6,849	$5,947
Interest paid	(3,464)	(3,301)
Proceeds from sale of mortgages held for sale	17,138	17,342
Origination of mortgages held for sale	(16,472)	(12,228)
Participations purchased in mortgages held for sale	--	(5,054)
Cash paid to suppliers and employees	(3,250)	(1,969)

Net cash provided by operating activities	801	737

Cash flows from investing activities
Proceeds from maturities of securities available for sale	29,952	30,864
Proceeds from sales of securities available for sale	2,400	30,043
Purchases of securities available for sale	(44,015)	(76,820)
Increase in loans, net of payments received	(10,047)	(9,116)
Purchases of property and equipment	(201)	(288)

Net cash (used in) investing activities	(21,911)	(25,317)

Cash flows from financing activities
Net increase in non-interest bearing deposits	2,990	733
Net increase in interest bearing deposits	16,972	20,811
Decrease in federal funds purchased	--	(1,500)
Principal payments on mortgage payable	(18)	(14)
Sale of common stock, net of offerings costs	--	17,977

Net cash provided by financing activities	19,944	38,007

Increase (decrease) in cash and cash equivalents	(1,166)	13,427
Cash and cash equivalents at the beginning of the period	6,254	1,660

Cash and cash equivalents at the end of the period	$5,088	$15,087

Reconciliation of net income to net cash provided by (used in) operating activities
Net income	$260	$714
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for possible credit losses	707	79
Depreciation and amortization expense	346	174
Accretion of discount on investment securities	(3)	(17)
Amortization of premium on investment securities	106	1
Gain on sale of investment securities	--	(36)
(Increase) decrease in mortgages held for sale	83	(97)
(Increase) in accrued interest receivable	(224)	(238)
Increase (decrease) in accrued interest payable	33	2
(Increase) in other assets	(450)	(155)
Increase (decrease) in other liabilities	(57)	310

Net cash provided by (used in) operating activities	$801	$737

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY FORM 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Accounting and Reporting Policies

The consolidated financial statements of Dearborn Bancorp, Inc. (the "Corporation") include the consolidation of its only subsidiary, Community Bank of Dearborn (the "Bank"). The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to practice within the banking industry.

The consolidated financial statements of the Corporation as of September 30, 1999 and December 31, 1998 and for the three and nine month periods ended September 30, 1999 and 1998 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 1998 Annual Report to Stockholders on Form 10-K.

PART 1 - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to address significant factors affecting the financial condition and results of operations of the Corporation. The discussion provides a more comprehensive review of the financial position and operating results than can be obtained from a reading of the financial statements and footnotes presented elsewhere in this report.

Certain information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the Act's safe harbor provisions. These statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially and adversely from those described in the forward-looking statements as a result of various factors outside the control of the Corporation, including but not limited to the following: the risk of non-payment of loans, changes in prevailing economic conditions causing declines in real estate market values, rapid changes in interest rates and the monetary and fiscal policies of the federal government, and strong competition for deposits, loans and other financial services from competitors.

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

Results of Operations

The Corporation reported net income of $223,000 and $260,000 for the three month and nine month periods ended September 30, 1999, respectively, compared to net income of $284,000 and $714,000 for the three and nine month periods ended September 30, 1998. The Corporation's net income for the nine month period ended September 30, 1999 was negatively impacted by a charge-off of $543,000 during the second quarter due to the bankruptcy of a commercial borrower.

Net Interest Income

1999 Compared to 1998. Net interest income for the three month period ended September 30, 1999 was $1,262,000 compared to $1,097,000 for the same period ended September 30, 1998, an increase of $165,000 or 15%. The increase was caused primarily by an increase in the Corporation's interest rate spread to 2.40% in 1999 from 2.16% in 1998. At the same time, the Corporation's average earning assets increased by $18.8 million between the periods while average interest-bearing liabilities grew by $16.3 million. The Corporation's net interest margin decreased in 1999 to 3.62% from 3.64% in 1998. The Corporation's increase in interest rate spread was a result of lowering the cost of deposits, while increasing loan volume.

Net interest income for the nine month period ended September 30, 1999 was $3,575,000 compared to $2,776,000 for the same period ended September 30, 1998, an increase of $799,000 or 29%. This increase was caused primarily by an increase in average earning assets of $24.7 million between the periods while average interest-bearing liabilities grew by $16.3 million. Additionally, the Corporation's average cost of deposits decreased to 4.77% in 1999 from 5.40% in 1998. At the same time the Corporation's interest rate spread increased to 2.32% in 1999 from 2.08% in 1998. The Corporation's net interest margin also increased in 1999 to 3.55% from 3.43% in 1998. The Corporation's increase in interest rate spread was a result of lowering the cost of deposits, while increasing loan volume.

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

	Three Months ended September 30, 1999			Three Months ended September 30, 1998

(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets
Federal funds sold and interest bearing deposits with banks	$3,103	$39	5.03%	$8,904	$121	5.44%
Investment securities, available for sale	60,584	839	5.54%	51,225	773	6.04%
Loans	75,694	1,624	8.58%	60,477	1,375	9.09%

Sub-total earning assets	139,381	2,502	7.18%	120,606	2,269	7.53%
Other assets	6,059			5,230

Total assets	$145,440			$125,836

Liabilities and stockholders' equity
Interest bearing deposits	$103,230	$1,231	4.77%	$86,891	$1,162	5.35%
Other borrowings	510	9	7.06%	525	10	7.62%

Sub-total interest bearing liabilities	103,740	1,240	4.78%	87,416	1,172	5.36%
Non-interest bearing deposits	13,570			10,344
Other liabilities	857			474
Stockholders' equity	27,273			27,602

Total liabilities and stockholders' equity	$145,440			$125,836

Net interest income		$1,262			$1,097

Net interest rate spread			2.40%			2.17%

Net interest margin on earning assets			3.62%			3.64%

	Nine Months ended September 30, 1999			Nine Months ended September 30, 1998

(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets
Federal funds sold and interest bearing deposits with banks	$4,423	$178	5.37%	$9,622	$387	5.36%
Investment securities, available for sale	56,530	2,357	5.56%	41,982	1,862	5.91%
Loans	71,800	4,538	8.43%	56,453	3,830	9.05%

Sub-total earning assets	132,753	7,073	7.10%	108,057	6,079	7.50%
Other assets	5,672			5,137

Total assets	$138,425			$113,194

Liabilities and stockholders' equity
Interest bearing deposits	$97,033	$3,472	4.77%	$80,695	$3,271	5.40%
Other borrowings	511	26	6.78%	501	32	8.52%

Sub-total interest bearing liabilities	97,544	3,498	4.78%	81,196	3,303	5.42%
Non-interest bearing deposits	12,507			10,576
Other liabilities	845			478
Stockholders' equity	27,529			20,944

Total liabilities and stockholders' equity	$138,425			$113,194

Net interest income		$3,575			$2,776

Net interest rate spread			2.32%			2.08%

Net interest margin on earning assets			3.55%			3.43%

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

	Three months ended September 30, 1999/1998 Change in interest due to			Nine months ended September 30, 1999/1998 Change in interest due to

(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Assets
Federal funds sold and interest bearing deposits with banks	($73)	($9)	($82)	($209)	($---)	($209)
Investment securities, available for sale	130	(64)	66	607	(112)	495
Loans	326	(77)	249	970	(262)	708

Total interest earning assets	$383	($150)	$233	$1,368	($374)	$994

Liabilities
Interest bearing deposits	$195	($126)	$69	$585	($384)	$201
Other borrowings	---	(1))	(1)	1	(7)	(6)

Total interest bearing liabilities	$195	($127)	$68	$586	($391)	$195

Net interest income			$165			$799

Net interest rate spread			0.23%			0.24%

Net interest margin on earning assets			-0.02%			0.12%

Provision for Possible Credit Losses

1999 Compared to 1998. The provision for possible credit losses was $40,000 and $707,000 for the three and nine month periods ended September 30, 1999, respectively, compared to $37,000 and $79,000 for the same periods in 1998, an increase of $3,000 for the three month period and $628,000 for the nine month period. This significant increase in the nine month period was necessary, due primarily to the bankruptcy of a borrower, with whom the Corporation participated in a lending relationship along with a number of other Michigan banks. Management felt the need to charge-off the majority of the loan relationship due to the uncertainty to collect from the borrower, resulting in the need to increase the the provision for credit losses accordingly to insure the allowance for credit losses is maintained at a balance considered appropriate to cover losses inherent in the portfolio. The provision for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

Non-interest Income

1999 Compared to 1998. Non-interest income was $146,000 and $427,000 for the three and nine month periods ended September 30, 1999, respectively, compared to $129,000 and $316,000 for the same periods in 1998, an increase of $17,000 or 13% for the three month period and $111,000 or 35% for the nine month period. This increase was primarily due to gains on loans held for sale and increases in service charges on deposit accounts.

Non-interest Expense

1999 Compared to 1998. Non-interest expense was $984,000 and $2,834,000 for the three and nine month periods ended September 30, 1999, respectively, compared to $759,000 and $2,071,000 for the same periods in 1998, an increase of $225,000 or 30% for the three month period and $763,000 or 37 % for the nine month period. The largest components of non-interest expense were salaries and employee benefits which amounted to $574,000 and $1,647,000 and occupancy and equipment expense which amounted to $112,000 and $329,000 for the three and nine month periods ended September 30, 1999, respectively. For the same periods in 1998, salaries and employee benefits were $471,000 and $1,259,000 and occupancy and equipment expense were $101,000 and $292,000, respectively. The primary factor for these increases was the expansion of the operations and lending departments of the Bank in 1998 and 1999. As of September 30, 1999, the number of full time equivalent employees was 40 as compared to 35 as of September 30, 1998.

Income Taxes

1999 Compared to 1998. The income tax expense was $161,000 and $201,000 for the three and nine month periods ended September 30, 1999, respectively, compared to an income tax expense of $146,000 and $228,000 for the same periods in 1998. The decrease was primarily due to the decreased income before income taxes in 1999.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

Assets. Total assets at September 30, 1999 were $146.4 million compared to $126.8 million at December 31, 1998, an increase of $19.6 million or 15%. The increase was primarily due to increases in deposits, which were then deployed into loans and investment securities - available for sale.

Federal Funds Sold. Total federal funds sold at September 30, 1999 were $3.3 million compared to $4.0 million at December 31, 1998, a decrease of $0.7 million or 18%. The decrease was due to the deployment of funds into loans and investment securities - available for sale.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 1999 were $1,128,000 compared to $1,211,000 at December 31, 1998, a decrease of $83,000 or 7%. This decrease was primarily related to a decrease in demand for mortgage loans as a result of the increasing interest rate environment.

Investment Securities - Available for Sale. Total investment securities - available for sale, at September 30, 1999 were $60.9 million compared to $50.2 million at December 31, 1998, an increase of $10.7 million or 21%. An increase in deposits has enabled the Corporation to invest in investment securities - available for sale until such time as quality loan opportunities or other higher yielding investments become available. All securities within the Corporation's portfolio are U.S. Treasury issues, U.S. Government sponsored agency issues, corporate debt securities carrying ratings of Aa2 or better or munipal obligations carrying ratings of Aaa or better. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

	September 30, 1999

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

US Treasury securities	$2,344	$---	($51)	$2,293
US Government agency securities	56,855	---	(824)	56,031
Municipal Bonds	126	---	(2)	124
Corporate debt securities	2,466	---	---	2,466

Totals	$61,791	$---	($877)	$60,914

	December 31, 1998

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

US Treasury securities	$2,013	$---	($1)	$2,012
US Government agency securities	31,682	---	(20)	31,662
Corporate debt securities	16,537	---	---	16,537

Totals	$50,232	$---	($21)	$50,211

Loans. Total loans at September 30, 1999 were $75.6 million compared to $66.0 million at December 31, 1998, an increase of $9.6 million or 15%. Major categories of loans included in the loan portfolio are as follows (in thousands):

	09/30/99	12/31/98	09/30/98

Consumer loans	$10,566	$12,434	$13,262
Commercial, financial, & other	19,701	14,843	13,178
Commercial real estate construction	3,100	2,619	1,888
Commercial real estate mortgages	16,873	12,478	11,954
Residential real estate mortgages	25,384	23,649	20,966

	75,624	66,023	61,248
Allowance for possible credit losses	(750)	(627)	(594)

	$74,874	$65,396	$60,654

The following is a summary of non-performing assets and problems loans (in thousands):

	09/30/99	12/31/98	09/30/98

Over 90 days past due and still accruing	$66	$2	$---
Non-accrual loans	154	410	37
Renegotiated loans	---	---	---
Other real estate owned	---	---	---

	$220	$412	$37

Allowance for Possible Credit Losses. The allowance for possible credit losses at September 30, 1999 was $750,000 compared to $627,000 at December 31, 1998, an increase of $123,000 or 20%. The increase in the allowance for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for possible credit losses (in thousands):

	09/30/99	12/31/98	09/30/98

Balance, beginning of year	$627	$522	$522

Charge-offs:
Consumer Loans	(55)	(15)	(7)
Commercial Loans	(543)	---	---

Recoveries:
Consumer Loans	14	---	---

Net charge-offs	(584)	(15)	(7)

Additions charged to operations	707	120	79

Balance, September 30	$750	$627	$594

Allowance to total loans	0.99%	0.95%	0.97%

Net charge-offs to average loans	0.81%	0.03%	0.01%

Average allowance for possible loan losses	659	564	549
Average total loans, gross	71,800	59,355	56,453
Average allowance to average total loans	0.92%	0.95%	0.97%

Net charge-offs for the nine month period ended September 30, 1999 were $583,000, compared to $7,000 for the same period in 1998. A charge-off of a commercial loan relationship in the amount of $543,000 during the three month period ended June 30, 1999 was the largest single charge-off in the Bank's history. Since the Bank's inception in 1994 through December 31, 1998, net charge-offs were $35,000.

Bank Premises and Equipment. Bank premises and equipment at September 30, 1999 was $2.4 million compared to $2.4 million at December 31, 1998.

Accrued Interest Receivable. Accrued interest receivable at September 30, 1999 was $1,157,000 compared to $933,000 at December 31, 1998, an increase of $224,000 or 24%. The increase was primarily due to increase in loans and investments securities - available for sale.

Other Assets. Other assets at September 30, 1999 were $822,000 compared to $372,000 at December 31, 1998, an increase of $450,000 or 121%. The increase was primarily due to increases in prepaid federal income taxes and deferred income tax benefit.

Deposits. Total deposits at September 30, 1999 were $117.6 million compared to $97.6 million at December 31, 1998, an increase of $20.0 million or 20%. The following is a summary of the distribution of deposits (in thousands):

	09/30/99	12/31/98	09/30/98

Non-interest bearing:
Demand	$14,132	$11,142	$9,320

Interest bearing:
Checking	$4,995	$3,630	$2,646
Money market	14,644	11,215	14,130
Savings	3,972	2,079	1,884
Time, under $100,000	42,809	42,790	41,374
Time, $100,000 and over
Non-volatile priced	13,014	13,493	14,147
Volatile priced (negotiated rate)	24,006	13,261	13,440

	$103,440	$86,468	$87,621

The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included an annual birthday celebration and major marketing campaign in March. The increase in deposits enabled the Corporation to invest the funds in loans and investment securities - available for sale.

Accrued Interest Payable. Accrued interest payable at September 30, 1999 was $371,000 compared to $338,000 at December 31, 1998, an increase of $33,000 or 10%. The increase was due to the increase in the volume of time deposits.

Other Liabilities. Other liabilities at September 30, 1999 were $502,000 compared to $559,000 at December 31, 1998, an decrease of $57,000 or 10%. The decrease was primarily due to the decrease in deferred taxes.

Capital

Stockholders' equity at September 30, 1999 was $27.4 million compared to $27.7 million at December 31, 1998, a decrease of $0.3 million or 1%. The following is a presentation of the Bank's regulatory capital ratios (in thousands):

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 1999
Total capital (to risk weighted assets)	11,667	14.49%	6,443	8.00%	8,054	10.00%
Tier 1 capital (to risk weighted assets)	10,917	13.55%	3,222	4.00%	4,832	6.00%
Tier 1 capital (to average assets)	10,917	8.53%	5,120	4.00%	6,400	5.00%

As of December 31, 1998
Total capital (to risk weighted assets)	10,622	16.20%	5,245	8.00%	6,557	10.00%
Tier 1 capital (to risk weighted assets)	9,995	15.20%	2,623	4.00%	3,934	6.00%
Tier 1 capital (to average assets)	9,995	9.00%	4,438	4.00%	5,547	5.00%

Based on the respective regulatory capital ratios at September 30, 1999 and December 31, 1998, the Bank is considered well capitalized.

On April 8, 1998, the Corporation completed an initial public offering of common stock underwritten by Roney and Co. As a result of the offering, the Corporation sold 1,407,600 shares of stock, adjusted for a two percent stock dividend issued in January 1999, at a price of $13.73 per share and received $18.0 million in new capital, net of offering costs. The Corporation is also now trading on the NASDAQ National Market under the symbol "DEAR".

Liquidity and Asset and Liability Management

Liquidity refers to readily available funds to meet the needs of borrowers and depositors. Levels of liquidity are closely monitored in conjunction with loan funding requirements and deposit outflows. Adequate liquidity protects institutions from raising funds under duress at excessive expense and provides a necessary cushion for occasional unpredictable aberrations in demand. While adequate liquidity is imperative, excessive liquidity in lower yielding cash investments or other easily marketable assets reduces potential interest income. Thus, an appropriate balance must be maintained to protect the institution and at the same time, prudently maximize income opportunities. Sources of liquidity from both assets and liabilities include federal funds sold, securities available for sale, loan repayments, core deposits, a federal funds purchase credit facility and a relationship with borrowing capability with the Federal Home Loan Bank.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999 which are expected to mature or reprice in each of the time periods shown (in thousands):

	Interest Rate Sensitivity Period

(In thousands)	1-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total

Earning assets
Federal funds sold	$3,276	$---	$---	$---	$3,276
Mortgage loans held for sale	1,128	---	---	---	1,128
Securities available for sale	2,466	---	58,448	---	60,914
Total loans, net of non-accrual	19,428	4,961	44,027	7,055	75,471

Total earning assets	26,298	4,961	102,475	7,055	140,789

Interest bearing liabilities
Total interest bearing deposits	17,907	59,280	26,253	---	103,440
Mortgage payable	---	---	---	499	499

Total interest bearing liabilities	17,907	59,280	26,253	499	103,939

Net asset (liability) funding gap	8,391	(54,319)	76,222	6,556	$36,850

Cumulative net asset (liability) funding gap	$8,391	($45,928)	$30,294	$36,850

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

The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

Consolidated Balance Sheets - September 30, 1999, December 31, 1998 and September 30, 1998

Consolidated Statements of Income - For the Three and Nine Months Ended September 30, 1999 and 1998

Consolidated Statements of Comprehensive Income (Loss) - For the Three and Nine Months Ended September 30, 1999 and 1998.

Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 1999 and 1998

Notes to Consolidated Financial Statements

(b)	There were no Form 8-K Reports filed during the three months ended September 30, 1999.

DEARBORN BANCORP, INC. FORM 10-Q (continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dearborn Bancorp, Inc.

(Registrant)

/s/ John E. Demmer

_______________________________

John E. Demmer

Chairman and Chief Executive Officer

/s/ Michael J. Ross

_______________________________

Michael J. Ross
President

/s/ Jeffrey L. Karafa

_______________________________

Jeffrey L. Karafa

Treasurer and Chief Financial Officer

Date: November 3, 1999