Form 10-K
period 1999-12-31
DEARBORN BANCORP INC /MI/
filed 2000-03-30
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

  /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

        Commission file number 000-24478.

                            DEARBORN BANCORP, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Michigan                                   38-3073622
             --------                                   ----------
   (State or other jurisdiction of                    (I.R.S. employer
    incorporation or organization)                   identification no.)

  22290 Michigan Avenue, Dearborn, MI                      48124
  -----------------------------------                      -----
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

                                 Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000: Common Stock, $14,183,832.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2000: Common Stock, 2,417,829 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 14, 2000, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.





                            DEARBORN BANCORP, INC.
                                  FORM 10-K

                                    PART I

Forward Looking Statements

The following discussion contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and Bank. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward- looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Item 1.   Business

Dearborn Bancorp, Inc. (the "Corporation"), a Michigan corporation, is a bank holding corporation owning all the common stock of the Community Bank of Dearborn (the "Bank"), a Michigan banking corporation which commenced business on February 28, 1994. The Bank is the only commercial bank headquartered in Dearborn, Michigan and conducts business primarily in western Wayne County, Michigan.

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

           In the opinion of the Corporation's management, this situation has created a favorable opportunity for a local commercial bank with local management and directors. Management of the Corporation believes that such a bank attracts those customers who wish to conduct business with a locally managed institution that demonstrates an active interest in their business and personal financial affairs. The Corporation believes that a locally managed institution, in many cases, will be able to deliver more timely responses to customer requests, provide customized financial products and services and offer customers the personal attention of the Bank's senior banking officers. The Bank seeks to take advantage of this opportunity by emphasizing in its marketing plan the Bank's local management and the Bank's ties and commitment to its market area.

           The Corporation was incorporated as a Michigan business corporation on September 30, 1992. The Corporation was formed to acquire all of the Bank's issued and outstanding stock and to engage in the business of a bank holding corporation under the Bank Holding Company Act of 1956, as amended (the "Act").

           The executive offices of the Corporation and the Bank are located at 22290 Michigan Avenue, Dearborn, Michigan 48124, telephone number (313) 274-1000.


Business of the Corporation

           The primary purpose of the Corporation is the ownership of the Bank. In the future, the Corporation may form or acquire other subsidiaries as permitted under the Act and the regulations of the Federal Reserve. There are no plans, agreements, understandings or negotiations, either written or oral, at the present time for any acquisitions by the Corporation.


Business of the Bank

           The Bank, through its main office and two branch offices, emphasizes and offers highly personalized service to its customers.

           The customer service officers are well-trained, experienced bank officers who fill the needs of the customers and handle the requests of their customers in a professional manner. The management of the Corporation and the Bank believe that it is important to the success of the Bank's strategy to create long-term relationships between customers and Bank employees. The Bank's senior management holds regular staff information meetings so that all employees are given information regarding the Bank's plans and objectives, and employees are offered the opportunity to make suggestions to improve the Bank's performance. The management of the Bank believes that this approach creates a commitment by all employees to the Bank's success.

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


Business Strategy

Growth Through Branch Expansion. Since commencing operations, the Bank's growth has been accomplished through internal growth. The internal growth of the Bank has been aided by the opening of two additional offices. The Dearborn Heights office opened on December 20, 1995 and as of December 31, 1999 had $22.2 million in total deposits, while the Plymouth Township office opened on August 11, 1997 and as of December 31, 1999 had $16.1 million in total deposits. In 2000, the Bank intends to open an office in Canton Township.

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

Expand Lending in the Corporation's Primary Market. The Corporation's initial lending philosophy concentrated on single family residential lending but has grown to include a more diverse group of loan products. The Corporation's loan portfolio currently consists of residential loans, indirect consumer loans with a select list of local automobile dealers, commercial real estate loans, small business commercial loans and other consumer loans. Management intends to maintain its emphasis on these loan products.

Grow Through Selected Acquisitions. Although the Corporation will continue to pursue internal growth at the Bank, management believes that greater growth opportunities may be found in acquisitions of community banks or branches in Michigan to enhance the Corporation's markets. As part of its normal business operations, management maintains contact with financial institutions to discuss various acquisition possibilities. However, the Corporation has made no bank or branch acquisitions to date, and it presently has no agreements, commitments, understandings or arrangements to acquire any other banks or branches, and there is no assurance that the Corporation will be successful in its acquisition strategy.

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

           Community Club. At inception, the Bank established a "Community Club" which has become an important marketing tool to increase the Bank's total deposits. The Community Club is targeted at individuals over the age of
50. As of December 31, 1999, the Community Club had over 1,800 members who accounted for total deposits of $52.8 million, or 44% of the Bank's total deposits.

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

           Business Financial Services. The Bank's business marketing efforts are directed by senior management, including Messrs. Ross, Cuttle, Musson, Rautio and Wolber with Mr. Wolber assigned as sales manager, whose duties include administering and coordinating the business development efforts of the Bank.

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

           Consumer Financial Services. The Bank originates residential real estate loans primarily through its retail branch facilities. Branch managers and mortgage loan originators develop new residential mortgage applications from several sources including real estate brokers, insurance agents, accountants, attorneys, existing residential mortgage customers and other customers of the Bank. An extensive telemarketing effort generates potential customers as a result of these contacts. Additionally, the Bank has developed targeted real estate newsletters that are mailed to an existing database composed of those referral sources. The Bank also maintains an active role in several local real estate boards offering product training to members.


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


Loan Policy

           As a routine part of the Bank's business, the Bank makes loans to individuals and businesses located within the Bank's market area. The loan policy of the Bank states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business. Under the loan policy, only the President, Loan Administration Officer and Senior Lender currently have lending authority.

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

           The loan policy specifies lending limits for certain officers up to a maximum of $50,000 for unsecured loans and $100,000 for secured loans, with loans from $100,000 to $1,000,000 requiring approval by a loan committee. Larger loans up to the legal maximum authorized by law require the approval of the Board of Directors of the Bank.

           The loan policy also limits the amount of funds that may be loaned against specified types of collateral including: listed securities - 80% loan to value; U.S. Government securities - 90% loan to value; and insured bank deposits - 100% loan to value. As to loans secured principally by real estate, the policy requires appraisal of the property offered as collateral by licensed independent appraisers. The loan policy also provides general guidelines as to collateral, provides for environmental reviews, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank's lending business.


Lending Practices

           Commercial loans. The Bank's commercial lending group originates commercial loans primarily in the western Wayne County area of southeastern Michigan. Commercial loans are originated by the officer group with the assistance of the Messrs. Ross, Cuttle and Musson, who have over 79 years of combined commercial lending experience. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.


           Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower's year-end financial reporting. These loans generally are secured by all of the assets of the borrower, a personal guaranty of the owners and have an interest rate plus a margin tied to the national prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans are usually written with a five-year maturity and are amortized over a fifteen-year period. Commercial real estate loans may have an interest rate that is fixed to maturity or float with a margin over the prime rate or a U.S. Treasury index.

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

           Single-Family Residential Real Estate Loans. The Bank originates residential real estate loans in its market area according to secondary market underwriting standards. These loans provide borrowers with a fixed interest rate with terms up to thirty years. Loans are sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. The Bank from time to time may elect to underwrite certain residential real estate loans to be held in it's own loan portfolio. These loans are generally underwritten with the same standards that apply to the secondary market. The majority of the portfolio loans have an interest rate that is indexed to the one-year treasury rate and adjusts annually.

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


Employees

           As of March 1, 2000, the Bank had 42 employees, including 15 officers and 27 customer service, operations and other support persons. Management believes that the Bank's relations with its employees are excellent.


Competition

           The Bank faces strong competition for deposits, loans and other financial services from numerous banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as the Bank. Many of the financial institutions and financial services organizations aggressively compete for business in the Bank's market area. Most of these competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than the Bank, and are able to offer certain services that the Bank does not currently provide, including more extensive branch networks, trust services, and international banking services. In addition, most of these entities have greater capital resources than the Bank, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank. Additionally, recent effective legislation regarding interstate branching and banking may increase competition in the future from out-of-state banks.


Supervision and Regulation

           The Corporation is a registered bank holding company and subject to the supervision of the Federal Reserve System ("Federal Reserve"). The Corporation is required to file with the Federal Reserve annual reports and such other information as the Federal Reserve may require under the Bank Holding Company Act of 1956, as amended (the "Act"). The Corporation and the Bank are each subject to examination by the Federal Reserve.

           The Act requires every bank holding company to obtain prior approval of the Federal Reserve before it may merge with or consolidate into another bank holding company, acquire substantially all assets of any bank, or acquire ownership or control of any voting shares of any bank, if after such acquisition, it would own or control, directly or indirectly, more that 5% of the voting shares of such bank holding company or bank. The Federal Reserve may in its discretion approve the acquisition by the Corporation of the voting shares or substantially all assets of a bank located in Michigan and, subject to certain restrictions, located in any other state.

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

           Transactions between the Corporation and the Bank are subject to various restrictions imposed by state and federal law. Such transactions include loans and other extensions of credit, purchases of securities, any payments of fees and other distributions. Federal law places restrictions on the amount and nature of loans to executive officers, directors and controlling persons of banks insured by the Federal Deposit Insurance Corporation and holding companies controlling such banks.



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

           A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders and is incorporated herein by reference.


Item 2. Properties

           The main office of the Corporation and the Bank is located in a single story building containing 8,400 square feet at 22290 Michigan Avenue, Dearborn, Michigan which is owned by the Corporation and leased to the Bank.

           The Bank's Dearborn Heights, Michigan branch office is located in a single story commercial/retail office building at 24935 W. Warren Avenue, which is also owned by the Corporation. Approximately 79% of the 3,240 square foot building is leased to the Bank and the remaining space is leased to a non-affiliated tenant.

           The Bank's branch office located at 44623 Five Mile, Plymouth Township, Michigan, contains 1,595 square feet in leased space in a retail shopping center anchored by a regional grocery store.

           The Bank has a commitment to purchase property at 1325 N. Canton Center, Canton Township, Michigan and will be constructing a 6,000 square foot branch office. Approximately 50% of the 6,000 square feet will be leased to a non-affiliated tenant.


Item 3. Legal Proceedings

           From time to time, the Corporation and its subsidiary are parties to various legal proceedings incidental to their business. At December 31, 1999, there were no legal proceedings which management anticipates would have a material adverse effect on the Corporation.


Item 4. Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of 1999.


           Executive Officers of the Corporation and Bank

           Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.

           John E. Demmer, 76
           Chairman of the Board, Dearborn Bancorp, Inc. and Community Bank
             of Dearborn
           Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994.

           Richard Nordstrom, 72
           Vice Chairman, Dearborn Bancorp, Inc.
           Vice Chairman and Director of the Corporation since 1998. President and Director of the Corporation from 1992 to 1997. Director of the Bank since 1993. Chairman of the Board of Nordstrom Samson Associates from 1960 to 1996.

           Michael J. Ross, 49
           President, Dearborn Bancorp, Inc.
           President and Chief Executive Officer, Community Bank of Dearborn President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.

           Jeffrey L. Karafa, 35
           Vice President, Treasurer and Secretary, Dearborn Bancorp, Inc.
             Vice President, CFO, Cashier and Secretary, Community Bank of Dearborn
           Vice President and Treasurer of the Corporation since 1998. Secretary of the Corporation since 1999. Vice President, CFO and Cashier of the Bank since 1996. Secretary of the Bank since 1999. Assistant Vice President of the Bank from 1994 to 1996.

           Donald G. Karcher, 70
           Vice President, Dearborn Bancorp, Inc.
           Vice President and Director of the Corporation since 1992. Director of the Bank since 1993. Chairman of the Board of Karcher Agency, Inc. since 1994.

           Timothy J. Cuttle, 53
           Executive Vice President, Loan Administration, Community Bank of
             Dearborn
           Executive Vice President of the Bank since 1996. Senior Vice President of Huntington Banks of Michigan from 1990 to 1995.

           Brian A. Mamo, 32
           Vice President, Commercial Loan Officer, Community Bank of
             Dearborn
           Vice President of the Bank since 1998. Commercial Relationship Officer of Citizens Bank from 1997 to 1998. Director of Administration and Controller of TGI-VMS from 1995 to 1997. Commercial Loan Officer of the former NBD Bank from 1989 to 1995.

           Warren R. Musson, 43
           Vice President, Senior Lender, Community Bank of Dearborn
           Vice President of the Bank since 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.

           H. Kristene Rautio, 52
           Vice President, Branch Administration, Community Bank of Dearborn Vice President of the Bank since 1999. Relationship Manager, Private Client Services of the former First of America Bank from 1997 to 1999. Branch Sales Manager of the former First of America Bank from 1996 to 1997. Retail Sales Manager of the former First of America Bank from 1994 to 1996.

           Jeffrey J. Wolber, 44
           Vice President, Sales and Product Manager, Community Bank of
             Dearborn
           Vice President of the Bank since 1994.



                                   PART II

Item 5. Market for Registrant's Common Equity, and Related Stockholder
        Matters

           The information required by this item appears in the Corporation's 1999 Annual Report to Stockholders under the caption "Dearborn Bancorp, Inc., Common Stock" and is incorporated by reference herein.


Item 6. Selected Financial Data

           The information required by this item appears in the Corporation's 1999 Annual Report to Stockholders under the caption "Summary of Selected Financial Data" and is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The information required by this item appears in the Corporation's 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

           The Registrant is not required to provide this information as the Registrant meets the definition of a small business issuer.


Item 8. Financial Statements and Supplementary Data

           The financial statements included in the Corporation's 1999 Annual Report to Stockholders are incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           The Corporation has dismissed its former principal accountants, Grant Thornton LLP of Southfield, Michigan, and engaged Crowe Chizek and Company, LLP of Grand Rapids, Michigan as its principal accountants. The change was made effective October 29, 1999.

           During the two most recent fiscal years of the Corporation and each subsequent interim period preceding December 31, 1999, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements.

           The reports of the former principal accountants on the financial statements of the Corporation for either of the past two years contained no adverse opinion or disclosure of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles.

           The decision to change accountants was approved by the Board of Directors of the Corporation.



                                   PART III

Item 10. Directors and Executive Officers of the Registrant

           The information set forth under the caption "Information about Directors and Nominees for Directors" in the definitive Proxy Statement of the Corporation dated April 14, 2000 is incorporated by reference herein.

           Reference is made to Part I of this report for information as to executive officers of the Corporation and Bank.

Item 11. Executive Compensation

           The information set forth under the caption "Executive
Compensation" in the definitive Proxy Statement of the Corporation dated April 14, 2000 is incorporated by reference herein.


Item 12. Security Ownership of Certain Beneficial Owners and Management

           The information set forth under the caption "Security Ownership" in the definitive Proxy Statement of the Corporation dated April 14, 2000 is incorporated by reference herein.


Item 13. Certain Relationships and Related Transactions

           The information set forth under the caption "Related Transactions" in the definitive Proxy Statement of the Corporation dated April 14, 2000 is incorporated by reference herein.



                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1)  Financial Statements

                 The following financial statements of the Corporation appear in the Corporation's 1999 Annual Report to Stockholders and are incorporated by reference in item 8.

                 Report of Independent Auditors

                 Consolidated Balance Sheets as of December 21, 1999 and 1998

                 Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

                 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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


                 (3)(a)**** Articles of Incorporation of Registrant, As Amended. [3(a)]

                 (3)(b)***    By-Laws of the Registrant, As Amended.  [3(b)]

                 (10)(a)* Letter re employment of Michael J. Ross by Registrant. [10(a)]

                 (10)(b)****  1994 Stock Option Plan, As Amended. [10(b)]

                 (13)         1999 Annual Report to Stockholders. [13]

                 (21)**       Subsidiaries of the Registrant.  [21]

                 (23)         Opinion of Grant Thornton LLP. [23]

                 (27)         Financial Data Schedule. [27]


         (b)  Reports on Form 8-K

                 The Corporation filed a Form 8-K on October 29, 1999 regarding Changes in Registrant's Certifying Accountant.



Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2000.


                            Dearborn Bancorp, Inc.



                             By       /s/  John E. Demmer
                                --------------------------------------
                                (John E. Demmer, Chairman of the Board)


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2000.


/s/ John E. Demmer
--------------------------     Chairman of the Board, Chief Executive Officer
(John E. Demmer)                and Director (Principal Executive Officer)

/s/ Jeffrey L. Karafa
--------------------------     Vice President, Treasurer and Secretary
(Jeffrey L. Karafa)            (Principal Financial and Accounting Officer)



/s/ Wilber M. Brucker, Jr.
--------------------------     Director
(Wilber M. Brucker, Jr.)


/s/ Margaret I. Campbell
--------------------------     Director
(Margaret I. Campbell)


/s/ Michael V. Dorian, Jr.
--------------------------     Director
(Michael V. Dorian, Jr.)


/s/ David Himick
--------------------------     Director
(David Himick)


/s/ Bradley F. Keller
--------------------------     Director
(Bradley F. Keller)


/s/ Donald G. Karcher
--------------------------     Director
(Donald G. Karcher)


/s/ Jeffrey G. Longstreth
--------------------------     Director
(Jeffrey G. Longstreth)


/s/ Richard Nordstrom
--------------------------     Vice Chairman and Director
(Richard Nordstrom)


/s/ Michael J. Ross
--------------------------     President and Director
(Michael J. Ross)


/s/ Robert C. Schwyn
--------------------------     Director
(Dr. Robert C. Schwyn)


/s/ Ronnie J. Story
--------------------------     Director
(Ronnie J. Story)

                                     23


Dearborn Bancorp, Inc.

Exhibit Index


           1999 Annual Report to Stockholders. [13]

           Opinion of Grant Thornton LLP. [23]

           Financial Data Schedule. [27]