Form 10-Q
period 2000-03-31
DEARBORN BANCORP INC /MI/
filed 2000-05-12
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Quarterly period ended        March 31, 2000.
                                           -----------------------------

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

Yes      X       No
    -----------     ----------


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of April 30, 2000.

                      Class                Shares Outstanding
                      -----                ------------------
                  Common Stock                  2,399,451








                            DEARBORN BANCORP, INC.
                                    INDEX

Part I.  Financial Information:

Item 1.  Financial Statements

         The following consolidated financial statements of Dearborn
         Bancorp, Inc. and its subsidiary included in this report are:   Page
                                                                         ----
         Independent Accountants' Report                                 3

         Consolidated Balance Sheets - March 31, 2000,
         December 31, 1999 and March 31, 1999                            4

         Consolidated Statements of Income - For the Three
         Months Ended March 31, 2000 and 1999                            5

         Consolidated Statements of Comprehensive Income - For the
         Three Months Ended March 31, 2000 and 1999                      6

         Consolidated Statements of Cash Flows - For the Three
         Months Ended March 31, 2000 and 1999                            7

         Notes to Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, Liquidity and Capital      9-21

Part II. Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 6.   Exhibits and Reports on Form 8-K             22

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 4.   Submission of Matters to a Vote of Security
                            Holders
                  Item 5.   Other Information

SIGNATURES                                                               23

                       INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheet of Dearborn Bancorp, Inc. as of March 31, 2000, and the related consolidated statements of income, comprehensive income and cash flows for the quarters ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the AICPA. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.






                                            /s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
May 10, 2000


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)
                                                                         03/31/00     12/31/99     03/31/99
                                                                         ---------    ---------    ---------
ASSETS
Cash and cash equivalents
          Cash and due from banks                                        $   2,929    $   2,446    $   2,705
          Federal funds sold                                                   654        4,963        8,542
                                                                         ---------    ---------    ---------
                    Total cash and cash equivalents                          3,583        7,409       11,247

Mortgage loans held for sale                                                   540          783          413
Investment securities, available for sale                                   54,739       55,022       53,899
Federal Home Loan Bank stock                                                   381          381           --
Loans
          Loans                                                             93,959       85,390       67,136
          Allowance for possible credit losses                                (880)        (781)        (706)
                                                                         ---------    ---------    ---------
                    Net loans                                               93,079       84,609       66,430

Premises and equipment, net                                                  2,711        2,388        2,344
Accrued interest receivable                                                  1,176        1,370          903
Other assets                                                                   837          736          449
                                                                         ---------    ---------    ---------

          Total assets                                                   $ 157,046    $ 152,698    $ 135,685
                                                                         =========    =========    =========

LIABILITIES
Deposits
          Non-interest bearing deposits                                  $  14,380    $  14,859    $  12,341
          Interest bearing deposits                                        108,837      104,016       94,146
                                                                         ---------    ---------    ---------
                    Total deposits                                         123,217      118,875      106,487

Other liabilities
          Federal funds purchased                                            1,100        3,000           --
          Federal Home Loan Bank advances                                    4,000        2,000           --
          Mortgage payable                                                     486          493          511
          Accrued interest payable                                             543          469          377
          Other liabilities                                                    648          601          452
                                                                         ---------    ---------    ---------
                    Total liabilities                                      129,994      125,438      107,827

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares
                 authorized, 2,404,910 and
                 2,442,740 shares outstanding
                 at March 31, 2000 and
                 December 31, 1999                                          28,576       28,822       29,015
          Accumulated deficit                                                 (529)        (740)      (1,094)
          Accumulated other comprehensive loss                                (995)        (822)         (63)
                                                                         ---------    ---------    ---------
                    Total stockholders' equity                              27,052       27,260       27,858

                    Total liabilities and
                       stockholders' equity                              $ 157,046    $ 152,698    $ 135,685
                                                                         =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                  Three Months  Three Months
(In thousands, except share and per share data)      Ended          Ended
                                                    03/31/00      03/31/99
                                                  -----------    -----------
Interest income
          Interest on loans                       $     1,909    $     1,409
          Interest on investment securities,
            available for sale                            794            651
          Interest on federal funds and
            deposits with banks                            22             76
                                                  -----------    -----------
                    Total interest income               2,725          2,136

Interest expense
          Interest on deposits                          1,321          1,052
          Interest on other borrowings                     60              9
                                                  -----------    -----------
                    Total interest expense              1,381          1,061

                    Net interest income                 1,344          1,075
Provision for possible credit losses                      115             82
                                                  -----------    -----------

Net interest income after provision for
  possible credit losses                                1,229            993
                                                  -----------    -----------

Non-interest income
          Service charges on deposit accounts              58             41
          Fees for other services to customers              6              7
          Gain on the sale of loans                        61            100
          Other income                                     (1)            --
                                                  -----------    -----------
                    Total non-interest income             124            148

Non-interest expenses
          Salaries and employee benefits                  591            526
          Occupancy and equipment expense                 147            107
          Advertising and marketing                        31             18
          Stationery and supplies                          42             32
          Professional services                            65             53
          Data processing                                  35             36
          FDIC insurance premiums                           6              3
          Other operating expenses                        116             97
                                                  -----------    -----------
                    Total non-interest expenses         1,033            872

Income before income tax provision                        320            269
Income tax provision                                      109             93
                                                  -----------    -----------

Net income                                        $       211    $       176
                                                  ===========    ===========

Share and per share data:
Net income - basic and diluted                    $      0.09    $      0.07

Weighted average number of
  shares outstanding - basic                        2,423,365      2,473,295
Weighted average number of
  shares outstanding - diluted                      2,423,365      2,475,577

The accompanying notes are an integral part of these consolidated financial statements.


                    DEARBORN BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

                                                Three Months  Three Months
(In thousands)                                      Ended        Ended
                                                  03/31/00     03/31/99
                                                  --------     --------

Net income                                          $ 211        $ 176
Other comprehensive loss, net of tax
     Unrealized gains (losses) on securities
          Unrealized holding gains (losses)
             arising during period                   (260)         (81)
          Less: reclassification adjustment
             for gains included in net income          --           --
          Tax effects                                  87           32
                                                    -----        -----
Other comprehensive loss                             (173)         (49)
                                                    -----        -----

Comprehensive income                                $  38        $ 127
                                                    =====        =====

The accompanying notes are an integral part of these consolidated financial statements.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)                                                                          Three Months     Three Months
                                                                                            Ended           Ended
                                                                                           3/31/00         3/31/99
                                                                                           --------        --------
Cash flows from operating activities
          Interest and fees received                                                       $  2,919        $  2,167
          Interest paid                                                                      (1,307)         (1,022)
          Taxes paid                                                                            (87)           (195)
          Proceeds from sale of mortgages held for sale                                       4,256           6,744
          Origination of mortgages held for sale                                             (3,952)         (5,846)
          Cash paid to suppliers and employees                                                 (862)           (828)
                                                                                           --------        --------
          Net cash provided by operating activities                                             967           1,020

Cash flows from investing activities
          Proceeds from maturities of securities available for sale                              --          23,437
          Proceeds from sales of securities available for sale                                   --           2,400
          Purchases of securities available for sale                                             (5)        (29,634)
          Increase in loans, net of payments received                                        (8,585)         (1,113)
          Purchases of property and equipment                                                  (392)            (26)
                                                                                           --------        --------
          Net cash (used in) investing activities                                            (8,982)         (4,936)

Cash flows from financing activities
          Net increase (decrease) in non-interest bearing deposits                             (479)          1,199
          Net increase in interest bearing deposits                                           4,821           7,716
          Decrease in federal funds purchased                                                (1,900)             --
          Increase in Federal Home Loan Bank advances                                         2,000              --
          Principal payments on mortgage payable                                                 (7)             (6)
          Purchase of treasury stock                                                           (246)             --
                                                                                           --------        --------
          Net cash provided by financing activities                                           4,189           8,909

Increase (decrease) in cash and cash equivalents                                             (3,826)          4,993
Cash and cash equivalents at the beginning of the period                                      7,409           6,254
                                                                                           --------        --------

Cash and cash equivalents at the end of the period                                         $  3,583        $ 11,247
                                                                                           ========        ========

Reconciliation of net income to net cash provided by
  operating activities
Net income                                                                                 $    211        $    176
          Adjustments to reconcile net income to net cash
          provided by operating activities
                    Provision for possible credit losses                                        115              82
                    Depreciation and amortization expense                                        69              47
                    Accretion of discount on investment securities                               (1)             --
                    Amortization of premium on investment
                        securities                                                               29              35
                    Decrease in mortgages held for sale                                         243             798
                    Decrease in interest receivable                                             194              30
                    Increase in interest payable                                                 74              39
                    (Increase) in other assets                                                  (13)            (75)
                    Increase (decrease) in other liabilities                                     46            (112)
                                                                                           --------        --------

Net cash provided by operating activities                                                  $    967        $  1,020
                                                                                           ========        ========

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

         The consolidated financial statements of the Corporation as of March 31, 2000 and December 31, 1999 and for the three month periods ended March 31, 2000 and 1999 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 1999 Annual Report to Stockholders on Form 10-K.

B.       STOCK OPTION PLAN

         Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 255,000 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.


         A summary of the option activity is as follows:
                                                                            Weighted
                                                                Weighted  Average Fair
                                     Available                  Average     Value of
                                        for         Options     Exercise     Options
                                       Grant      Outstanding    Price       Granted
                                     ---------    -----------   --------   -----------
Outstanding at January 1, 1998        208,998        46,002     $   8.91
Granted                               (33,150)       33,150        12.75       6.28
                                      -------        ------     --------
Outstanding at December 31, 1998      175,848        79,152        10.52
Granted                               (71,000)       71,000        11.23       4.01
                                      -------        ------     --------
Outstanding at December 31, 1999      104,848       150,152        10.85
Granted                               (60,500)       60,500         6.81       3.11
                                      -------        ------     --------
Outstanding at March 31, 2000          44,348       210,652         9.69
                                      =======       =======     ========

         For the options outstanding at March 31, 2000, the range of exercise prices was $6.81 to $12.75 per share with a weighted-average remaining contractual term of 8.6 years. At March 31, 2000, 150,152 options were exercisable at weighted average exercise prices of $10.85 per share.

         Had compensation cost for stock options been measured using the fair value method of FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the three months ended March 31, 2000 and 1999 (in thousands, except per share data). The pro forma effects may increase in the future if more options are granted.


                                         For the Three Months Ended March 31,
                                                 2000             1999
                                                 -----            -----
         Net income
                   As reported                   $211             $176
                   Pro forma                      136               83
         Basic and diluted income per share
                   As reported                  $0.09            $0.07
                   Pro forma                    $0.06            $0.03
                                                -----            -----

          The pro forma effects are computed with option pricing models, using the following weighted average assumptions as of grant date.

                                                  2000             1999
                                                 -------          -------

          Risk-free interest rate                  6.76%            4.94%
          Expected option life                   9 years          9 years
          Dividend yield                           0.00%            0.00%
          Expected volatility of stock price      33.45%           33.45%

           All share and per share amounts have been adjusted for stock dividends.


PART 1  -  FINANCIAL INFORMATION

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and Bank. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward- looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

General

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. On December 20, 1995, the Bank opened its second office, located at 24935 West Warren Avenue, Dearborn Heights, Michigan. On August 11, 1997, the Bank opened its third office, located at 44623 Five Mile Road, Plymouth Township, Michigan. The Bank is in the process of constructing an office, located at 1325 N. Canton Center Road, Canton Township, Michigan, which is expected to open in the fourth quarter of 2000.

Results of Operations

The Corporation reported net income of $211,000 for the three-month period ended March 31, 2000, compared to net income of $176,000 for the three-month period ended March 31, 1999. The increase in net income was primarily due to the positive impact of net interest income due primarily to significant growth in the volume of loans, partially offset by growth in deposits and Federal Home Loan Bank advances.

Net Interest Income

2000 Compared to 1999. Net interest income for the three month period ended March 31, 2000 was $1,344,000 compared to $1,075,000 for the same period ended March 31, 1999, an increase of $269,000 or 25%. This increase was caused primarily by an increase in average earning assets of $24.6 million between the periods while interest-bearing liabilities grew by $22.2 million. At the same time the Corporation's interest rate spread increased to 2.41% in 2000 from 2.15% in 1999. The Corporation's net interest margin increased in 2000 to 3.68% from 3.52% in 1999. The Corporation's increase in interest rate spread and net interest margin was primarily a result of growth in the loan and investment securities portfolios in an increasing interest rate environment.

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

The following table sets forth certain information relating to the Corporation's consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the loan category.

                                                   Three months ended March 31,       Three months ended March 31,
                                                               2000                               1999
                                                 --------------------------------   --------------------------------
                                                  Average               Average      Average               Average
(In thousands)                                    Balance    Interest     Rate       Balance     Interest    Rate
                                                 ----------  ---------  ---------   ----------   --------  ---------
Assets
     Federal funds sold and
        interest-bearing
        deposits with banks                       $  1,582     $   22      5.59%     $  5,580     $   76      5.45%
     Investment securities, available
        for sale                                    55,259        794      5.78%       48,695        651      5.36%
     Loans                                          90,159      1,909      8.52%       68,081      1,409      8.28%
                                                  --------     ------      ----      --------     ------      ----
        Sub-total earning assets                   147,000      2,725      7.46%      122,356      2,136      6.99%
     Other assets                                    6,043                              5,365
                                                  --------                           --------

        Total assets                              $153,043                           $127,721
                                                  ========                           ========

Liabilities and stockholders' equity
     Interest bearing deposits                    $106,123     $1,321      5.01%      $87,308     $1,052      4.82%
     Other borrowings                                3,943         60      6.12%          514          9      7.00%
                                                  --------     ------      ----      --------     ------      ----
        Sub-total interest bearing
            liabilities                            110,066      1,381      5.05%       87,822      1,061      4.83%

     Non-interest bearing deposits                  14,667                             11,161
     Other liabilities                               1,128                                961
     Stockholders' equity                           27,182                             27,777
                                                  --------                           --------

        Total liabilities and
            stockholders' equity                  $153,043                           $127,721
                                                  ========                           ========

        Net interest income                                    $1,344                             $1,075
                                                               ======                             ======

        Net interest rate spread                                           2.41%                              2.16%
                                                                           ====                               ====

        Net interest margin on
            earning assets                                                 3.68%                              3.52%
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

                                                            Three Months Ended March 31,
                                                                     2000/1999
                                                             Change in Interest Due to:
                                                            -----------------------------
                                                            Average    Average       Net
(In thousands)                                              Balance      Rate      Change
                                                            -------    -------     ------
Assets
          Federal funds sold and interest-bearing
                    deposits with banks                       ($56)        $2       ($54)
          Investment securities, available for sale             91         52        143
          Loans                                                460         40        500
                                                              ----        ---       ----
Total earning assets                                          $495        $94       $589
                                                              ====        ===       ====

Liabilities
          Interest bearing deposits                           $228        $41       $269
          Other borrowings                                      52         (1)        51
                                                              ----        ---       ----
Total interest bearing liabilities                            $280        $40       $320
                                                              ====        ===       ====

                Net interest income                                                 $269
                                                                                    ====

                Net interest rate spread                                            0.25%
                                                                                    ====

                Net interest margin on earning assets                               0.16%
                                                                                    ====


Provision for Possible Credit Losses

2000 Compared to 1999. The provision for possible credit losses was $115,000 for the three month period ended March 31, 2000, compared to $82,000 for the same period in 1999, an increase of $33,000 or 40% for the period. The Corporation has increased its provision for possible credit losses as a result of loan growth. The provision for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.


Non-interest Income

2000 Compared to 1999. Non-interest income was $124,000 for the three month period ended March 31, 2000, compared to $148,000 for the same period in 1999, a decrease of $24,000 or 16% for the period. The decrease was primarily due to a lower volume of mortgage loans sold in an increasing interest rate environment.

Non-interest Expense

2000 Compared to 1999. Non-interest expense was $1,033,000 for the three month period ended March 31, 2000, compared to $872,000 for the same period in 1999, an increase of $161,000 or 18% for the period. The largest components of non-interest expense were salaries and employee benefits which amounted to $591,000 and occupancy and equipment expense which amounted to $147,000 for the three-month period ended March 31, 2000. For the same period in 1999, salaries and employee benefits was $526,000 and occupancy and equipment expense was $107,000. The primary factor for the increase in salaries and employee benefits was the addition of two executive officers, one to support loan growth and one to support deposit growth, to the Bank during 1999. As of March 31, 2000, the number of full time equivalent employees was 40 as compared to 38 as of March 31, 1999. The increase in occupancy and equipment expense was the result of general building maintenance in the first quarter of 2000 and additional depreciation expense on equipment purchased as a result of Year 2000 concerns during 1999.

Income Tax Provision

2000 Compared to 1999. The income tax expense was $109,000 for the three-month period ended March 31, 2000, compared to $93,000 for the same period in 1999. The increase was a result of increased pre-tax income.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Assets. Total assets at March 31, 2000 were $157.0 million compared to $152.7 million at December 31, 1999, an increase of $4.3 million or 3%. The increase was primarily due to increases in consumer loan and commercial real estate loan volume.

Federal Funds Sold. Total federal funds sold at March 31, 2000 were $654,000 compared to $5.0 million at December 31, 1999, a decrease of $4.3 million or 87%. The decrease was primarily due to the funding of new consumer and commercial real estate loans.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2000 were $540,000 compared to $783,000 at December 31, 1999, a decrease of $243,000 or 31%. This decrease was a result of normal fluctuation in the timing of closing and delivery of loans to the secondary market.


Investment Securities - Available for Sale. Total investment securities - available for sale, at March 31, 2000 were $54.7 million compared to $55.0 million at December 31, 1999, a decrease of $283,000 or 0.5%. The decrease was primarily a result of a lower fair market valuation of the portfolio in an increasing interest rate environment. All securities within the Corporation's portfolio are U.S. Treasury issues, U.S. Government sponsored agency issues, municipal obligations carrying ratings of Aaa or better or money market mutual funds. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                                            March 31, 2000
                                       ------------------------------------------------------------
                                                          Gross           Gross           Estimated
                                        Amortized      Unrealized       Unrealized          Market
                                          Cost            Gains           Losses            Value
                                       ----------      ----------       ----------        ---------
US Treasury securities                   $ 2,296          $  --          ($   76)          $ 2,220
US Government agency securities           53,818             --           (1,427)           52,391
Municipal bonds                              125                              (2)              123
Money market mutual funds                      5             --               --                 5
                                         -------          -----          -------           -------

          Totals                         $56,244          $  --          ($1,505)          $54,739
                                         =======          =====          =======           =======
                                                           December 31, 1999
                                       ------------------------------------------------------------
                                                          Gross           Gross           Estimated
                                        Amortized      Unrealized       Unrealized          Market
                                          Cost            Gains           Losses            Value
                                       ----------      ----------       ----------        ---------
US Treasury securities                   $ 2,320          $ --          ($   76)          $ 2,244
US Government agency securities           53,822            --           (1,167)           52,655
Municipal bonds                              125            --               (2)              123
                                         -------          ----          -------           -------

          Totals                         $56,267          $ --          ($1,245)          $55,022
                                         =======          ====          =======           =======

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $381,000 at March 31, 2000 and December 31, 1999.


Loans. Total loans at March 31, 2000 were $94.0 million compared to $85.4 million at December 31, 1999, an increase of $8.6 million or 10% and $67.1 million at March 31, 1999, an increase of $26.9 million or 40%. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                        03/31/00      12/31/99      03/31/99
                                        --------      --------      --------

Consumer loans                          $ 12,909      $ 10,967      $ 11,162
Commercial, financial, & other            20,828        20,563        17,927
Commercial real estate construction        2,439         3,656         3,092
Commercial real estate mortgages          29,989        23,103        11,898
Residential real estate mortgages         27,794        27,101        23,057
                                        --------      --------      --------

                                          93,959        85,390        67,136
Allowance for possible credit losses        (880)         (781)         (706)
                                        --------      --------      --------

                                        $ 93,079      $ 84,609      $ 66,430
                                        ========      ========      ========


The following is a summary of non-performing assets and problems loans (in thousands):

                                            03/31/00  12/31/99   03/31/99
                                            --------  --------   --------

Over 90 days past due and still accruing      $ --     $  190     $  141
Non-accrual loans                              963        105        885
Renegotiated loans                              --         --         --
Other real estate owned                         --         --         --
                                              ----     ------     ------

                                              $963     $  295     $1,026
                                              ====     ======     ======


Non-accrual loans at March 31, 2000 were $963,000, of which, $362,000 were well secured by residential real estate and $513,000 were secured by equipment and or personal guarantees of individuals of substance. The increase in non-accrual loans consisted of a $296,000 slow paying residential mortgage, a $66,000 residential mortgage in bankruptcy proceedings and a $507,000 secured commercial loan placed into involuntary bankruptcy by its creditors.


Allowance for Possible Credit Losses. The allowance for possible credit losses at March 31, 2000 was $880,000 compared to $781,000 at December 31, 1999, an increase of $99,000 or 13%. The increase in the allowance for possible credit losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for possible credit losses (in thousands):

                                        Quarter Ended     Year Ended     Quarter Ended
                                           03/31/00        12/31/99         03/31/99
                                        -------------     ----------     -------------
Balance, beginning of year                  $ 781          $   627           $ 627

Charge-offs:
          Consumer loans                      (16)             (55)             (3)
          Commercial loans                     --             (584)             --
Recoveries:
          Consumer loans                       --               21              --
                                            -----           ------           -----

Net charge-offs                               (16)            (618)             (3)

Additions charged to operations               115              772              82
                                            -----           ------           -----

Balance, end of period                      $ 880           $  781           $ 706
                                            =====           ======           =====

Allowance to total loans                     0.94%            0.91%           1.05%
                                            =====           ======           =====

Allowance to non-performing assets          91.38%          264.75%          68.81%
                                            =====           ======           =====

Net charge-offs to average loans             0.02%            0.84%           0.01%
                                            =====           ======           =====

Premises and Equipment. Bank premises and equipment at March 31, 2000 was $2.7 million compared to $2.4 million at December 31, 1999, an increase of $323,000 or 14%. The increase in premises and equipment was due to the purchase of land for the Bank's Canton Township office.

Accrued Interest Receivable. Accrued interest receivable at March 31, 2000 was $1.2 million compared to $1.4 million at December 31, 1999, a decrease of $194,000 or 14%. The decrease was primarily due to the timing of semi-annual interest payments accrued on investment securities - available for sale.

Other Assets. Other assets at March 31, 2000 were $837,000 compared to $736,000 at December 31, 1999, an increase of $101,000 or 14%. The increase was primarily due to an increase in deferred tax assets, primarily related to the increase in the unrealized loss on securities available for sale.

Deposits. Total deposits at March 31, 2000 were $123.2 million compared to $118.9 million at December 31, 1999, an increase of $4.3 million or 4% and $106.5 million at March 31, 1999, an increase of $16.7 million or 16%. The following is a summary of the distribution of deposits (in thousands):

                                          03/31/00     12/31/99    03/31/99
                                          --------     --------    --------

Non-interest bearing:
          Demand                          $ 14,380     $ 14,859    $ 12,341
                                          ========     ========    ========

Interest bearing:
          Checking                        $  5,302     $  5,391    $  3,381
          Money market                      15,007       13,013      14,783
          Savings                            3,827        3,109       2,472
          Time, under $100,000              40,935       40,984      45,137
          Time, $100,000 and over           43,766       41,519      28,373
                                          --------     --------    --------

                                          $108,837     $104,016    $ 94,146
                                          ========     ========    ========


The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included an annual birthday celebration and major marketing campaign in March 2000. The increase in deposits was used to fund loans.

Federal Funds Purchased. Federal funds purchased at March 31, 2000 were $1.1 million compared to $3.0 million at December 31, 1999, a decrease of $1.9 million or 63%. During the first quarter of 2000, federal funds purchased were replaced by Federal Home Loan Bank advances.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances at March 31, 2000 were $4.0 million compared to $2.0 million at December 31, 1999, an increase of $2.0 million or 100%. An increase in advances was used to pay-off federal funds purchased.

Mortgage Payable. Mortgage payable at March 31, 2000 was $486,000 compared to $493,000 at December 31, 1999, a decrease of $7,000 or 1%. The decrease in mortgage payable was a result of making standard monthly payments.

Accrued Interest Payable. Accrued interest payable at March 31, 2000 was $543,000 compared to $469,000 at December 31, 1999, an increase of $74,000 or 16%. The increase was due to the increase in the volume of time deposits.

Other Liabilities. Other liabilities at March 31, 2000 were $648,000 compared to $601,000 at December 31, 1999, an increase of $47,000 or 8%. The increase was due to federal income taxes accrued but not yet remitted.

Capital

Stockholders' equity at March 31, 2000 was $27.1 million compared to $27.3 million as of December 31, 1999, a decrease of $0.2 million or 1%. In November of 1999, the Corporation announced that it would repurchase up to 125,000 shares of its outstanding common stock at a price range of $5.00 to $13.00 per share, which represents approximately five percent of the outstanding common stock. Through March 31, 2000, the Corporation was able to repurchase 68,385 shares within Securities and Exchange Commission guidelines primarily related to the volume of market activity. Considering that the Corporation's stock closed at $6.688 per share on March 31, 2000, representing a 60 percent market to book ratio, management believes that its stock is highly undervalued. Given such bargain market prices, the Corporation will continue to repurchase shares during 2000.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):

                                                                                    Minimum
                                                                            To Be Well Capitalized
                                                       Minimum for Capital  Under Prompt Corrective
                                           Actual       Adequacy Purposes      Action Provisions
                                       -------------   -------------------  -----------------------
                                       Amount  Ratio     Amount    Ratio       Amount      Ratio
                                       -------------   --------  ---------  -----------------------
As of March 31, 2000
     Total capital
        (to risk weighted assets)
               Consolidated            28,927   34.2%    6,767     8.0%         8,458     10.0%
               Bank                    13,079   15.8%    6,622     8.0%         8,278     10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated            28,047   33.2%    3,379     4.0%         5,069      6.0%
               Bank                    12,198   14.7%    3,319     4.0%         4,979      6.0%
    Tier 1 capital
        (to average assets)
               Consolidated            28,047   18.3%    6,130     4.0%         7,663      5.0%
               Bank                    12,198    8.7%    5,608     4.0%         7,010      5.0%

As of December 31, 1999
     Total capital
        (to risk weighted assets)
               Consolidated            28,864   32.1%    7,193     8.0%         8,992     10.0%
               Bank                    12,878   15.1%    6,824     8.0%         8,531     10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated            28,083   31.2%    3,597     4.0%         5,395      6.0%
               Bank                    12,097   14.2%    3,412     4.0%         5,118      6.0%
    Tier 1 capital
        (to average assets)
               Consolidated            28,083   19.2%    5,860     4.0%         7,325      5.0%
               Bank                    12,097    9.2%    5,255     4.0%         6,568      5.0%

Based on the respective regulatory capital ratios at March 31, 2000 and December 31, 1999, the Corporation and Bank are considered well capitalized.


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

The Corporation has sought to manage its exposure to changes in interest rates by matching more closely the effective maturities or repricing characteristics of the Corporation's interest-earning assets and interest-bearing liabilities. The matching of the assets and liabilities may be analyzed by examining the extent to which the assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on net interest income.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2000, which are expected to mature or reprice in each of the time periods shown below. For the purposes of this table, the maturity or repricing periods of other interest bearing deposits are based upon industry experience as determined by the Corporation's regulators. These rates are not the contractual repricing periods, which are shorter than what is shown, as management has broad discretion in repricing these deposits.

                    DEARBORN BANCORP, INC. AND SUBSIDIARY

                   RATE SENSITIVITY ANALYSIS / GAP ANALYSIS

                                                          Interest Rate Sensitivity Period
                                               ------------------------------------------------------
(In thousands)                                   1-90       91-365       1-5       Over
                                                 Days        Days       Years     5 Years      Total
                                               --------    --------    --------   --------   --------
Earning assets
          Federal funds sold                   $    654    $   --      $   --     $   --     $    654
          Mortgage loans held for sale              540        --          --         --          540
          Securities available for sale               5        --        54,734       --       54,739
          Federal Home Loan Bank stock              381        --          --         --          381
          Total loans, net of non-accrual        19,087       7,412      53,874     12,623     92,996
                                               --------    --------    --------   --------   --------
Total earning assets                             20,667       7,412     108,608     12,623    149,310

Interest bearing liabilities
          Time deposits                          31,400      39,917      13,384       --       84,701
          Other interest bearing deposits         2,707       8,122      13,307       --       24,136
          Federal funds purchased                 1,100        --          --         --        1,100
          Federal Home Loan Bank advances         4,000        --          --         --        4,000
          Mortgage payable                         --          --          --          486        486
                                               --------    --------    --------   --------   --------
Total interest bearing liabilities               39,207      48,039      26,691        486    114,423

Net asset (liability) funding gap               (18,540)    (40,627)     81,917     12,137   $ 34,887
                                               --------    --------    --------   --------   ========

Cumulative net asset (liability) funding gap   ($18,540)   ($59,167)   $ 22,750   $ 34,887
                                               ========    ========    ========   ========


DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

PART 2  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)      Financial Statements:

         The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

         Consolidated Balance Sheets - March 31, 2000, December 31, 1999 and
              March 31, 1999

         Consolidated Statements of Income  -  For the Three Months Ended
              March 31, 2000 and 1999

         Consolidated Statements of Comprehensive Income - For the Three
              Months Ended March 31, 2000 and 1999

         Consolidated Statements of Cash Flows  -  For the Three Months Ended
              March 31, 2000 and 1999

         Notes to Consolidated Financial Statements

(b)      Exhibits

         Financial Data Schedule

(c)      A Form 8-K Report was not filed during the three months ended
         March 31, 2000.


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




Date:  May 10, 2000