Form 10-Q
period 2000-06-30
DEARBORN BANCORP INC /MI/
filed 2000-08-11
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2000.
                               --------------

Commission file number 000-24478.


                             DEARBORN BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                       38-3073622
         --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             22290 Michigan Avenue, Dearborn, MI         48123-2247
             ------------------------------------------------------
              (Address of principal executive office)    (Zip Code)

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

Yes      X       No
    -----------     -----------


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of July 31, 2000.

         Class                                           Shares Outstanding
         -----                                           -------------------
     Common Stock                                              2,385,675

                             DEARBORN BANCORP, INC.
                                      INDEX

Part I.           Financial Information:

Item 1.           Financial Statements

                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:                  Page
                                                                                                 ----
                  Independent Accountants' Report                                                  3

                  Consolidated Balance Sheets - June 30, 2000, December 31, 1999
                  and June 30, 1999                                                                4

                  Consolidated Statements of Income (Loss)  - For the Three and
                  Six Months Ended June 30, 2000 and 1999                                          5

                  Consolidated Statements of Comprehensive Income (Loss) - For
                  the Three and Six Months Ended June 30, 2000 and 1999                            6

                  Consolidated Statements of Cash Flows - For the
                  Six Months Ended June 30, 2000 and 1999                                          7

                  Notes to Consolidated Financial Statements                                       8-9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Liquidity and Capital                       10-22

Part II.          Other Information:

            Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 4.   Submission of Matters to a Vote of Security Holders
                  Item 6.   Exhibits and Reports on Form 8-K                                       23-24

            Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 5.   Other Information

SIGNATURES                                                                                         25


                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheet of Dearborn Bancorp, Inc. as of June 30, 2000, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2000 and 1999 and the related consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.






                                              /s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
August 7, 2000

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars, in thousands)
                                                                               06/30/00        12/31/99        06/30/99
                                                                             --------------  -------------  ---------------
ASSETS
Cash and cash equivalents
          Cash and due from banks                                                   $2,866         $2,446           $2,281
          Federal funds sold                                                         3,849          4,963            3,009
                                                                             --------------  -------------  ---------------
               Total cash and cash equivalents                                       6,715          7,409            5,290

Mortgage loans held for sale                                                         2,384            783              647
Investment securities, available for sale                                           58,967         55,022           60,814
Federal Home Loan Bank stock                                                           381            381              ---
Loans
          Loans                                                                    102,662         85,390           73,850
          Allowance for possible credit losses                                     (1,007)          (781)            (707)
                                                                             --------------  -------------  ---------------
               Net loans                                                           101,655         84,609           73,143

Premises and equipment, net                                                          2,692          2,388            2,375
Accrued interest receivable                                                          1,435          1,370            1,408
Other assets                                                                           544            736              824
                                                                             --------------  -------------  ---------------

          Total assets                                                            $174,773       $152,698         $144,501
                                                                             ==============  =============  ===============

LIABILITIES
Deposits
          Non-interest bearing deposits                                            $21,202        $14,859          $14,798
          Interest bearing deposits                                                124,718        104,016          101,053
                                                                             --------------  -------------  ---------------
               Total deposits                                                      145,920        118,875          115,851

Other liabilities
          Federal funds purchased                                                      ---          3,000              ---
          Federal Home Loan Bank advances                                              ---          2,000              ---
          Mortgage payable                                                             480            493              505
          Accrued interest payable                                                     556            469              391
          Other liabilities                                                            385            601              387
                                                                             --------------  -------------  ---------------
               Total liabilities                                                   147,341        125,438          117,134

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
               2,391,759 and 2,442,740 shares outstanding at
               June 30, 2000 and December 31, 1999, respectively                    28,469         28,822           29,015
          Accumulated deficit                                                        (214)          (740)          (1,234)
          Accumulated other comprehensive loss, net of taxes                         (823)          (822)            (414)
                                                                             --------------  -------------  ---------------
               Total stockholders' equity                                           27,432         27,260           27,367

               Total liabilities and stockholders' equity                         $174,773       $152,698         $144,501
                                                                             ==============  =============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF INCOME(LOSS) (UNAUDITED)

   (In thousands, except share data)                                          Three Months Ended            Six Months Ended

                                                                           06/30/00       06/30/99      06/30/00     06/30/99
                                                                          ------------   ------------   -----------  -----------
Interest income
        Interest on loans                                                      $2,207         $1,504        $4,116       $2,913
        Interest on investment securities, available for sale                     821            867         1,615        1,518
        Interest on federal funds and deposits with banks                         113             63           135          139
                                                                          ------------   ------------   -----------  -----------
                       Total interest income                                    3,141          2,434         5,866        4,570

Interest expense
        Interest on deposits                                                    1,605          1,189         2,926        2,241
        Interest on other borrowings                                               20              8            80           17
                                                                          ------------   ------------   -----------  -----------
                       Total interest expense                                   1,625          1,197         3,006        2,258

                       Net interest income                                      1,516          1,237         2,860        2,312
Provision for possible credit losses                                              125            585           240          667
                                                                          ------------   ------------   -----------  -----------

Net interest income after provision for possible credit losses                  1,391            652         2,620        1,645
                                                                          ------------   ------------   -----------  -----------

Non-interest income
        Service charges on deposit accounts                                        52             48           110           89
        Fees for other services to customers                                        7              7            13           14
        Gain on the sale of loans                                                  76             79           137          179
        Other income                                                                2              1             1            1
                                                                          ------------   ------------   -----------  -----------
                       Total non-interest income                                  137            135           261          283

Non-interest expenses
        Salaries and employee benefits                                            672            547         1,263        1,073
        Occupancy and equipment expense                                           112            107           259          214
        Advertising and marketing                                                  40             38            71           56
        Stationery and supplies                                                    36             51            78           83
        Professional services                                                      51             87           116          140
        Data processing                                                            46             47            81           83
        FDIC insurance premiums                                                     6              3            12            6
        Other operating expenses                                                   87            100           203          197
                                                                          ------------   ------------   -----------  -----------
                       Total non-interest expenses                              1,050            980         2,083        1,852

Income (loss) before income tax provision                                         478          (193)           798           76
Income tax provision                                                              163           (53)           272           40
                                                                          ------------   ------------   -----------  -----------

Net income (loss)                                                                $315         ($140)          $526          $36
                                                                          ============   ============   ===========  ===========

Per share data:
Net income - basic and diluted                                                  $0.13        ($0.06)         $0.22        $0.01

Weighted average number of shares outstanding - basic                       2,397,701      2,473,295     2,410,533    2,473,295
Weighted average number of shares outstanding - diluted                     2,398,756      2,473,295     2,410,533    2,477,588

The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)                                                              Three Months ended          Six Months Ended
                                                                           06/30/00     06/30/99      06/30/00    06/30/99
                                                                          ----------   ----------    ----------  ----------
Net income (loss)                                                              $315       ($140)          $526         $36
Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on securities
      Unrealized holding gains (losses) arising during period                   260        (532)           (1)       (606)
      Less: reclassification adjustment for gains included
         in net income                                                          ---          ---           ---         ---
      Tax effects                                                              (88)          181           ---         206
                                                                          ----------   ----------    ----------  ----------
Other comprehensive income (loss)                                               172        (351)           ---       (400)
                                                                          ----------   ----------    ----------  ----------

Comprehensive income (loss)                                                    $487       ($491)          $525      ($364)
                                                                          ==========   ==========    ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                                       Six Months Ended        Six Months Ended
                                                                          6/30/00                 6/30/99
                                                                    -------------------    -------------------
Cash flows from operating activities
   Interest and fees received                                                   $5,801                 $4,198
   Interest paid                                                               (2,919)                (2,205)
   Taxes paid                                                                    (237)                  (435)
   Proceeds from sale of mortgages held for sale                                 9,400                 11,626
   Origination of mortgages held for sale                                     (11,001)               (10,873)
   Cash paid to suppliers and employees                                        (1,692)                (1,813)
                                                                    -------------------    -------------------
   Net cash provided by (used in) operating activities                           (648)                    498

Cash flows from investing activities
   Proceeds from maturities of securities available for sale                       ---                 29,952
   Proceeds from sales of securities available for sale                            ---                  2,400
   Purchases of securities available for sale                                  (4,000)               (43,497)
   Increase in loans, net of payments received                                (17,286)                (8,425)
   Purchases of property and equipment                                           (438)                  (121)
                                                                    -------------------    -------------------
   Net cash (used in) investing activities                                    (21,724)               (19,691)

Cash flows from financing activities
   Net increase in non-interest bearing deposits                                 6,343                  3,656
   Net increase in interest bearing deposits                                    20,702                 14,585
   Decrease in federal funds purchased                                         (3,000)                    ---
   Increase in Federal Home Loan Bank advances                                 (2,000)                    ---
   Principal payments on mortgage payable                                         (13)                   (12)
   Purchase of treasury stock                                                    (354)                    ---
                                                                    -------------------    -------------------
   Net cash provided by financing activities                                    21,678                 18,229

Decrease in cash and cash equivalents                                            (694)                  (964)
Cash and cash equivalents at the beginning of the period                         7,409                  6,254
                                                                    -------------------    -------------------

Cash and cash equivalents at the end of the period                              $6,715                 $5,290
                                                                    ===================    ===================

Reconciliation of net income to net cash provided by
 (used in) operating activities
Net income                                                                        $526                    $36
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
      Provision for possible credit losses                                         240                    667
      Depreciation and amortization expense                                        134                    213
      Accretion of discount on investment securities                               (3)                    (2)
      Amortization of premium on investment securities                              58                     66
      (Increase) decrease in mortgages held for sale                           (1,601)                    564
      (Increase) in interest receivable                                           (65)                  (475)
      Increase (decrease) in interest payable                                       87                     53
      (Increase) decrease in other assets                                          192                  (452)
      (Decrease) in other liabilities                                            (216)                  (172)
                                                                    -------------------    -------------------

Net cash provided by (used in) operating activities                             ($648)                   $498
                                                                    ===================    ===================

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

      The consolidated financial statements of the Corporation as of June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and 1999 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

      The consolidated financial statements included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 1999 Annual Report to Stockholders on Form 10-K.

B.    STOCK OPTION PLAN

      Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 500,000 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.

      A summary of the option activity is as follows:

                                                                                                           Weighted
                                                                                              Weighted   Average Fair
                                                           Available                          Average      Value of
                                                              for           Options           Exercise      Options
                                                             Grant        Outstanding          Price        Granted
                                                             -----        -----------          -----        -------
         Outstanding at January 1, 1998                     208,998            46,002            $ 8.91
         Granted                                           (33,150)            33,150             12.75         6.28
                                                       -------------     -------------     -------------
         Outstanding at December 31, 1998                   175,848            79,152             10.52
         Granted                                           (71,000)            71,000             11.23         4.01
                                                       -------------     -------------     -------------
         Outstanding at December 31, 1999                   104,848           150,152             10.85
         Authorized for Future Grant                        245,000               ---               ---
         Granted                                           (69,500)            69,500              6.93         3.15
         Forfeited                                            2,000           (2,000)              9.22
                                                       -------------     -------------     -------------
         Outstanding at June 30, 2000                       282,348           217,652             $9.61
                                                       =============     =============     =============

      For the options outstanding at June 30, 2000, the range of exercise prices was $6.81 to $12.75 per share with a weighted-average remaining contractual term of 8.3 years. At June 30, 2000, 149,152 options were exercisable at weighted average exercise prices of $10.85 per share.

      Had compensation cost for stock options been measured using the fair value method of FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the six months ended June 30, 2000 and 1999 (in thousands, except per share data). The pro forma effects may increase in the future if more options are granted.

                                                            For the Six Months Ended June 30,
                                                              2000                    1999
                                                     ----------------------- ------------------------
         Net income
                   As reported                                         $526                      $36
                   Pro forma                                            351                    (187)
         Basic and diluted income per share
                   As reported                                        $0.22                    $0.01
                   Pro forma                                           0.15                   (0.08)

      The pro forma effects are computed with option pricing models, using the following weighted average assumptions as of grant date.

                                                                   2000                  1999
                                                             ------------------   -------------------
          Risk-free interest rate                                        6.73%                 4.94%
          Expected option life                                         9 years               9 years
          Dividend yield                                                 0.00%                 0.00%
          Expected volatility of stock price                            33.45%                33.45%

      All share and per share amounts have been adjusted for stock dividends.


PART I   -  FINANCIAL INFORMATION

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and Bank. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

GENERAL

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. On December 20, 1995, the Bank opened its second office, located at 24935 West Warren Avenue, Dearborn Heights, Michigan. On August 11, 1997, the Bank opened its third office, located at 44623 Five Mile Road, Plymouth Township, Michigan. The Bank is in the process of constructing an office, located at 1325 N. Canton Center Road, Canton Township, Michigan, which is expected to open in the first quarter of 2001.

RESULTS OF OPERATIONS

The Corporation reported net income of $315,000 and $526,000 for the three and six month periods ended June 30, 2000, compared to a net loss of $140,000 for the three-month period and net income of $36,000 for the six month period ended June 30, 1999. The increase in net income was primarily due to the positive impact of net interest income due primarily to significant growth in the volume of loans, partially offset by growth in deposits. The reported net income for the three and six month periods ended June 30, 1999 was negatively impacted by a charge-off in the amount of $543,000 due to the bankruptcy of a commercial borrower.

NET INTEREST INCOME

2000 Compared to 1999. Net interest income for the three month period ended June 30, 2000 was $1,516,000 compared to $1,237,000 for the same period ended June 30, 1999, an increase of $279,000 or 23%. This increase was caused primarily by an increase in average earning assets of $25.0 million between the periods while interest-bearing liabilities grew by $22.9 million. At the same time the Corporation's interest rate spread increased to 2.54% in 2000 from 2.36% in 1999. The Corporation's net interest margin increased in 2000 to 3.78% from 3.59% in 1999. The Corporation's increase in interest rate spread and net interest margin was primarily a result of growth in the loan and investment securities portfolios in an increasing interest rate environment.

Net interest income for the six month period ended June 30, 2000 was $2,860,000 compared to $2,312,000 for the same period ended June 30, 1999, an increase of $548,000 or 24%. This increase was caused primarily by an increase in average earning assets of $24.6 million between the periods while interest-bearing liabilities grew by $22.5 million. At the same time the Corporation's interest rate spread increased to 2.49% in 2000 from 2.27% in 1999. The Corporation's net interest margin increased in 2000 to 3.73% from 3.53% in 1999. The Corporation's increase in interest rate spread and net interest margin was primarily a result of growth in the loan portfolio in an increasing interest rate environment.

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

                                                              Three months ended June 30,     Three months ended June 30,
                                                                         2000                             1999
                                                            ------------------------------   -----------------------------
                                                             Average             Average      Average             Average
(In thousands)                                               Balance   Interest    Rate       Balance    Interest  Rate
                                                            ---------- --------  ---------   ----------- -------- --------
Assets
  Federal funds sold and interest
       bearing deposits with banks                             $7,182     $113      6.33%        $4,613      $63    5.40%
  Investment securities, available for sale                    56,713      821      5.82%        60,180      867    5.70%
  Loans                                                        97,472    2,207      9.11%        71,539    1,504    8.32%
                                                            ---------- --------  ---------   ----------- -------- --------
     Sub-total earning assets                                 161,367    3,141      7.83%       136,332    2,434    7.06%
  Other assets                                                  7,002                             5,588
                                                            ----------                       -----------

     Total assets                                            $168,369                          $141,920
                                                            ==========                       ===========

Liabilities and stockholders' equity
  Interest bearing deposits                                  $122,349   $1,605      5.28%      $100,243   $1,189    4.69%
  Other borrowings                                              1,282       20      6.27%           507        8    6.24%
                                                            ---------- --------  ---------   ----------- -------- --------
     Sub-total interest bearing liabilities                   123,631    1,625      5.29%       100,750    1,197    4.70%
  Non-interest bearing deposits                                16,523                            12,763
  Other liabilities                                             1,106                               867
  Stockholders' equity                                         27,109                            27,540
                                                            ----------                       -----------

     Total liabilities and stockholders' equity              $168,369                          $141,920
                                                            ==========                       ===========

     Net interest income                                                $1,516                            $1,237
                                                                       ========                          ========

     Net interest rate spread                                                       2.54%                           2.36%
                                                                                 =========                        ========

     Net interest margin on earning assets                                          3.78%                           3.59%
                                                                                 =========                        ========

                                                               Six months ended June 30,         Six months ended June 30,
                                                                          2000                               1999
                                                            -------------------------------   -------------------------------
                                                             Average              Average      Average              Average
(In thousands)                                               Balance    Interest    Rate       Balance    Interest    Rate
                                                            ----------  --------  ---------   ----------  --------  ---------
Assets
  Federal funds sold and interest
    bearing deposits with banks                                $4,510      $135      6.02%       $5,094      $139      5.43%
  Investment securities, available for sale                    55,925     1,615      5.81%       54,469     1,518      5.54%
  Loans                                                        93,561     4,116      8.85%       69,820     2,913      8.30%
                                                            ----------  --------  ---------   ----------  --------  ---------
    Sub-total earning assets                                  153,996     5,866      7.66%      129,383     4,570      7.03%
  Other assets                                                  6,557                             5,477
                                                            ----------                        ----------
    Total assets                                             $160,553                          $134,860
                                                            ==========                        ==========

Liabilities and stockholders' equity
  Interest bearing deposits                                  $114,236    $2,926      5.15%      $93,884    $2,241      4.75%
  Other borrowings                                              2,610        80      6.16%          511        17      6.62%
                                                            ----------  --------  ---------   ----------  --------  ---------
    Sub-total interest bearing liabilities                    116,846     3,006      5.17%       94,395     2,258      4.76%

  Non-interest bearing deposits                                15,595                            11,967
  Other liabilities                                             1,117                               840
  Stockholders' equity                                         26,995                            27,658
                                                            ----------                        ----------

    Total liabilities and stockholders' equity               $160,553                          $134,860
                                                            ==========                        ==========

    Net interest income                                                  $2,860                            $2,312
                                                                        =======                           =======

    Net interest rate spread                                                         2.49%                             2.27%
                                                                                  ========                          ========

    Net interest margin on earning assets                                            3.73%                             3.53%
                                                                                  ========                          ========

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

                                                                       Three months ended                  Six months ended
                                                                       June 30, 2000/1999                 June 30, 2000/1999
                                                                   Change in Interest Due to:         Change in Interest Due to:
                                                                 -------------------------------   ---------------------------------
                                                                  Average    Average      Net       Average    Average       Net
(In thousands)                                                    Balance      Rate     Change      Balance      Rate       Change
                                                                 ----------  ---------  --------   ----------  ---------   ---------
Assets
          Federal funds sold and interest
                    bearing deposits with banks                        $39        $11       $50        ($19)        $15        ($4)
          Investment securities, available for sale                   (65)         19      (46)           21         76          97
          Loans                                                        563        140       703        1,011        192       1,203
                                                                 ----------  ---------  --------   ----------  ---------   ---------
Total earning assets                                                  $537       $170      $707       $1,013       $283      $1,296
                                                                 ==========  =========  ========   ==========  =========   =========
Liabilities
          Interest bearing deposits                                   $270       $146      $416         $497       $188        $685
          Other borrowings                                              12        ---        12           64        (1)          63
                                                                 ----------  ---------  --------   ----------  ---------   ---------
Total interest bearing liabilities                                    $282       $146      $428         $561       $187        $748
                                                                 ==========  =========  ========   ==========  =========   =========

                Net interest income                                                        $279                                $548
                                                                                        ========                           =========

                Net interest rate spread                                                  0.18%                               0.22%
                                                                                        ========                           =========

                Net interest margin on earning assets                                     0.19%                               0.20%
                                                                                        ========                           =========

PROVISION FOR POSSIBLE CREDIT LOSSES

2000 Compared to 1999. The provision for possible credit losses was $125,000 and $240,000 for the three and six month periods ended June 30, 2000, compared to $585,000 and $667,000 for the same period in 1999, a decrease of $460,000 or 79% for the three month period and $427,000 or 64% for the six month period. The provision for possible credit losses for the three and six month period ended June 30, 1999 includes provision for the bankruptcy of a borrower, with whom the Corporation participated in a lending relationship with a number of other Michigan banks. The provision for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

NON-INTEREST INCOME

2000 Compared to 1999. Non-interest income was $137,000 and $261,000 for the three and six month periods ended June 30, 2000, compared to $135,000 and $283,000 for the same periods in 1999, an increase of $2,000 or 1% for the three month period and a decrease of $22,000 or 8% for the six month period. The increase during the three month period was primarily due to an increase in service charges on deposit accounts. The decrease during the six month period was primarily due to a decrease in the sale of mortgage loans in an increasing interest rate environment.

NON-INTEREST EXPENSE

2000 Compared to 1999. Non-interest expense was $1,050,000 and $2,083,000 for the three and six month periods ended June 30, 2000, compared to $980,000 and $1,852,000 for the same periods in 1999, an increase of $70,000 or 7% for the three month period and $231,000 or 12% for the six month period. The largest components of non-interest expense were salaries and employee benefits which amounted to $672,000 and $1,263,000 and occupancy and equipment expense which amounted to $112,000 and $259,000 for the three and six month periods ended June 30, 2000. For the same periods in 1999, salaries and employee benefits was $547,000 and $1,073,000 and occupancy and equipment expense was $107,000 and $214,000. The primary factor for the increase in salaries and employee benefits was the addition of two executive officers and two mortgage loan originators, to the Bank since June 30, 1999. As of both, June 30, 2000 and June 30, 1999, the number of full time equivalent employees was 44. The increase in occupancy and equipment expense was the result of general building maintenance in the first quarter of 2000 and additional depreciation expense on equipment purchased as a result of Year 2000 concerns during 1999.

INCOME TAX PROVISION

2000 Compared to 1999. The income tax expense was $163,000 and $272,000 for the three and six month periods ended June 30, 2000, compared to an income tax benefit of $53,000 and income tax expense of $40,000 for the same periods in 1999. The increase was a result of increased pre-tax income.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

Assets. Total assets at June 30, 2000 were $174.8 million compared to $152.7 million at December 31, 1999, an increase of $22.1 million or 14%. The increase was primarily due to increases in loan volume.

Federal Funds Sold. Total federal funds sold at June 30, 2000 were $3.8 million compared to $5.0 million at December 31, 1999, a decrease of $1.2 million or 24%. The decrease was primarily due to the funding of new consumer, residential real estate and commercial real estate loans.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2000 were $2.4 million compared to $783,000 at December 31, 1999, an increase of $1.6 million or 207%. This increase was a result of timing differences in secondary market funding.

Investment Securities - Available for Sale. Total investment securities - available for sale, at June 30, 2000 were $59.0 million compared to $55.0 million at December 31, 1999, an increase of $4.0 million or 7%. The increase in deposits has enabled the Corporation to invest in investment securities - available for sale until such time as quality loan opportunities become available. All securities within the Corporation's portfolio are U.S. Treasury issues, U.S. Government sponsored agency issues, corporate debt securities carrying ratings of Aa2 or better or municipal obligations carrying ratings of Aaa or better. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):

                                                                      June 30, 2000
                                       ----------------------------------------------------------------------------
                                                               Gross             Gross              Estimated
                                           Amortized        Unrealized         Unrealized            Market
                                             Cost              Gains             Losses               Value
                                       ------------------ ---------------- ------------------- --------------------
US Treasury securities                            $2,271             $---               ($67)               $2,204
US Government agency securities                   53,816              ---             (1,176)               52,640
Municipal bonds                                      125              ---                 (2)                  123
Corporate debt securities                          4,000              ---                 ---                4,000
                                       ------------------ ---------------- ------------------- --------------------

          Totals                                 $60,212             $---            ($1,245)              $58,967
                                       ================== ================ =================== ====================

                                                                    December 31, 1999
                                       ----------------------------------------------------------------------------
                                                               Gross             Gross              Estimated
                                           Amortized        Unrealized         Unrealized            Market
                                             Cost              Gains             Losses               Value
                                       ------------------ ---------------- ------------------- --------------------
US Treasury securities                            $2,320             $---               ($76)               $2,244
US Government agency securities                   53,822              ---             (1,167)               52,655
Municipal bonds                                      125              ---                 (2)                  123
                                       ------------------ ---------------- ------------------- --------------------

          Totals                                 $56,267             $---            ($1,245)              $55,022
                                       ================== ================ =================== ====================

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $381,000 at June 30, 2000 and December 31, 1999.

Loans. Total loans at June 30, 2000 were $102.7 million compared to $85.4 million at December 31, 1999, an increase of $17.3 million or 20% and $73.9 million at June 30, 1999, an increase of $28.8 million or 39%. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                                        06/30/00             12/31/99             06/30/99
                                                   -------------------  -------------------  -------------------
Consumer loans                                                $15,281              $10,967              $11,154
Commercial, financial, & other                                $22,097               20,563               20,607
Commercial real estate construction                            $2,742                3,656                3,272
Commercial real estate mortgages                              $33,866               23,103               14,092
Residential real estate mortgages                             $28,676               27,101               24,725
                                                   -------------------  -------------------  -------------------

                                                              102,662               85,390               73,850
Allowance for possible credit losses                          (1,007)                (781)                (707)
                                                   -------------------  -------------------  -------------------

                                                             $101,655              $84,609              $73,143
                                                   ===================  ===================  ===================


The following is a summary of non-performing assets and problems loans (in thousands):

                                                        06/30/00             12/31/99             06/30/99
                                                   -------------------  -------------------  -------------------
Over 90 days past due and still accruing                         $159                 $190                 $---
Non-accrual loans                                                 442                  105                  287
Renegotiated loans                                                ---                  ---                  ---
Other real estate owned                                           ---                  ---                  ---
                                                   -------------------  -------------------  -------------------

                                                                 $601                 $295                 $287
                                                   ===================  ===================  ===================


Non-accrual loans at June 30, 2000 were $442,000, of which, $351,000 were well secured by residential real estate. The increase in non-accrual loans consisted of a $286,000 slow paying residential mortgage and a $65,000 residential mortgage in bankruptcy proceedings.

Allowance for Possible Credit Losses. The allowance for possible credit losses at June 30, 2000 was $1.0 million compared to $781,000 at December 31, 1999, an increase of $226,000 or 29%. The increase in the allowance for possible credit losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for possible credit losses (in thousands):

                                                    Six Months Ended        Year Ended        Six Months Ended
                                                        06/30/00             12/31/99             06/30/99
                                                   -------------------  -------------------  -------------------
Balance, beginning of year                                       $781                 $627                 $627

Charge-offs:
          Consumer loans                                         (16)                 (55)                 (55)
          Commercial loans                                        ---                (584)                (543)
Recoveries:
          Consumer loans                                            2                   21                   11
                                                   -------------------  -------------------  -------------------

Net charge-offs                                                  (14)                (618)                (587)

Additions charged to operations                                   240                  772                  667
                                                   -------------------  -------------------  -------------------

Balance, end of period                                         $1,007                 $781                 $707
                                                   ===================  ===================  ===================

Allowance to total loans                                        0.98%                0.91%                0.96%
                                                   ===================  ===================  ===================

Allowance to non-performing assets                            167.55%              264.75%              125.80%
                                                   ===================  ===================  ===================

Net charge-offs to average loans                                0.02%                0.84%                0.84%
                                                   ===================  ===================  ===================


Premises and Equipment. Bank premises and equipment at June 30, 2000 was $2.7 million compared to $2.4 million at December 31, 1999, an increase of $304,000 or 13%. The increase in premises and equipment was due to the purchase of land for the Bank's Canton Township office.

Accrued Interest Receivable. Accrued interest receivable at June 30, 2000 was $1.4 million compared to $1.4 million at December 31, 1999.

Other Assets. Other assets at June 30, 2000 were $544,000 compared to $736,000 at December 31, 1999, a decrease of $192,000 or 26%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at June 30, 2000 were $145.9 million compared to $118.9 million at December 31, 1999, an increase of $27 million or 23% and $115.9 million at June 30, 1999, an increase of $30 million or 26%. The following is a summary of the distribution of deposits (in thousands):

                                                        06/30/00             12/31/99             06/30/99
                                                   -------------------  -------------------  -------------------
Non-interest bearing:
          Demand                                              $21,202              $14,859              $14,798
                                                   ===================  ===================  ===================

Interest bearing:
          Checking                                             $5,122               $5,391               $4,307
          Money market                                         18,467               13,013               13,439
          Savings                                               6,625                3,109                2,998
          Time, under $100,000                                 44,568               40,984               45,426
          Time, $100,000 and over                              49,936               41,519               34,883
                                                   -------------------  -------------------  -------------------

                                                             $124,718             $104,016             $101,053
                                                   ===================  ===================  ===================


The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included an annual birthday celebration and major marketing campaign in March 2000 and a targeted deposit campaign in April 2000. The increase in deposits was used to repay borrowed funds and to fund loans.

During the month of June 2000, the Bank intentionally ran off approximately $5.2 million in Time Deposits. At June 30, 2000, approximately $4 million of the closed time deposits were included in Demand Deposits in the form of Official Bank Checks waiting to be cleared.

Federal Funds Purchased. Federal funds purchased at June 30, 2000 were $0.0 million compared to $3.0 million at December 31, 1999, a decrease of $3.0 million. Federal Funds purchased were replaced with funds acquired from increases in deposits during April 2000.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances at June 30, 2000 were $0.0 million compared to $2.0 million at December 31, 1999, a decrease of $2.0 million. Federal Home Loan Bank advances were replaced with funds acquired from increases in deposits during April 2000.

Mortgage Payable. Mortgage payable at June 30, 2000 was $480,000 compared to $493,000 at December 31, 1999, a decrease of $13,000 or 3%. The decrease in mortgage payable was a result of making standard monthly payments.

Accrued Interest Payable. Accrued interest payable at June 30, 2000 was $556,000 compared to $469,000 at December 31, 1999, an increase of $87,000 or 19%. The increase was due to the increase in the volume of time deposits.

Other Liabilities. Other liabilities at June 30, 2000 were $385,000 compared to $601,000 at December 31, 1999, a decrease of $216,000 or 36%. The decrease was primarily due to changes in deferred tax liabilities.

CAPITAL

Stockholders' equity at June 30, 2000 was $27.4 million compared to $27.3 million as of December 31, 1999, an increase of $172,000 or 1%. In November of 1999, the Corporation announced that it would repurchase up to 125,000 shares of its outstanding common stock at a price range of $5.00 to $13.00 per share, which represents approximately five percent of the outstanding common stock. Through June 30, 2000, the Corporation was able to repurchase 81,354 shares within Securities and Exchange Commission guidelines primarily related to the volume of market activity. Considering that the Corporation's stock closed at $6.750 per share on June 30, 2000, representing a 59 percent market to book ratio, management believes that its stock is highly undervalued. The Corporation will continue to repurchase shares during 2000.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):


                                                                                                             Minimum
                                                                                                     To Be Well Capitalized
                                                                          Minimum for Capital        Under Prompt Corrective
                                                      Actual               Adequacy Purposes            Action Provisions
                                              ----------------------    ------------------------   ---------------------------
                                                 Amount     Ratio          Amount      Ratio          Amount        Ratio
                                              ----------------------    ------------------------   ---------------------------
As of June 30, 2000
     Total capital
        (to risk weighted assets)
               Consolidated                         29,262    30.2%            7,749       8.0%            9,687        10.0%
               Bank                                 14,417    15.2%            7,604       8.0%            9,504        10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated                         28,255    29.2%            3,875       4.0%            5,812         6.0%
               Bank                                 13,410    14.1%            3,802       4.0%            5,703         6.0%
    Tier 1 capital
        (to average assets)
               Consolidated                         28,255    16.8%            6,735       4.0%            8,418         5.0%
               Bank                                 13,410     8.8%            6,128       4.0%            7,661         5.0%

As of December 31, 1999
     Total capital
        (to risk weighted assets)
               Consolidated                         28,864    32.1%            7,193       8.0%            8,992        10.0%
               Bank                                 12,878    15.1%            6,824       8.0%            8,531        10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated                         28,083    31.2%            3,597       4.0%            5,395         6.0%
               Bank                                 12,097    14.2%            3,412       4.0%            5,118         6.0%
    Tier 1 capital
        (to average assets)
               Consolidated                         28,083    19.2%            5,860       4.0%            7,325         5.0%
               Bank                                 12,097     9.2%            5,255       4.0%            6,568         5.0%

Based on the respective regulatory capital ratios at June 30, 2000 and December 31, 1999, the Corporation and Bank are considered well capitalized.


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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2000, which are expected to mature or reprice in each of the time periods shown below. For the purposes of this table, the maturity or repricing periods of other interest bearing deposits are based upon industry experience as determined by the Corporation's regulators. These rates are not the contractual repricing periods, which are shorter than what is shown, as management has broad discretion in repricing these deposits.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                    RATE SENSITIVITY ANALYSIS / GAP ANALYSIS

                                                                      Interest Rate Sensitivity Period
                                                       ----------------------------------------------------------------
(In thousands)                                            1-90        91-365        1-5          Over
                                                          Days         Days        Years       5 Years        Total
                                                       -----------  -----------  -----------  -----------  ------------
Earning assets
          Federal funds sold                               $3,849         $---         $---         $---        $3,849
          Mortgage loans held for sale                      2,384          ---          ---          ---         2,384
          Securities available for sale                     4,000          ---       54,967          ---        58,967
          Federal Home Loan Bank stock                        381          ---          ---          ---           381
          Total loans, net of non-accrual                  20,426        8,542       58,703       14,549       102,220
                                                       -----------  -----------  -----------  -----------  ------------
Total earning assets                                       31,040        8,542      113,670       14,549       167,801

Interest bearing liabilities
          Time deposits                                    23,800       46,224       24,480          ---        94,504
          Other interest bearing deposits                   3,357       10,072       16,785          ---        30,214
          Mortgage payable                                    ---          ---          ---          480           480
                                                       -----------  -----------  -----------  -----------  ------------
Total interest bearing liabilities                         27,157       56,296       41,265          480       125,198

Net asset (liability) funding gap                           3,883     (47,754)       72,405       14,069       $42,603
                                                       -----------  -----------  -----------  -----------  ============

Cumulative net asset (liability) funding gap               $3,883    ($43,871)      $28,534      $42,603
                                                       ===========  ===========  ===========  ===========

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

PART II  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      The Corporation held its regular annual meeting of stockholders on May 16, 2000. At this meeting, four directors were re-elected to serve three-year terms expiring in 2003. The voting results for each nominee were as follows:

         Nominee                            Total For
         -------                            ---------
         David Himick                       2,124,123
         Jeffrey G. Longstreth              2,127,591
         Michael J. Ross                    2,125,551
         Robert C. Schwyn                   2,127,081

      In addition, the stockholders were asked to approve one proposal.

      A proposal to amend the 1994 stock option plan to make available an additional 245,000 shares of common stock for issuance under the plan was approved as follows: voted yes 1,317,336; voted no 129,455; abstained 50,242.



ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)   Financial Statements:

      The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

      Consolidated Balance Sheets - June 30, 2000 (unaudited), December 31, 1999 and June 30, 1999

      Consolidated Statements of Income (Loss) (unaudited) - For the Three and
            Six Months Ended June 30, 2000 and 1999

      Consolidated Statements of Comprehensive Income (Loss) (unaudited) - For the Three and Six Months Ended June 30, 2000 and 1999

      Consolidated Statements of Cash Flows (unaudited) - For the Six Months
            Ended June 30, 2000 and 1999

      Notes to Consolidated Financial Statements

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

(b)   Exhibits

      1994 Stock Option Plan, as Amended [10(b)]
      Financial Data Schedule [27]

(c) A Form 8-K Report was not filed during the three months ended June 30, 2000.

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



                             Dearborn Bancorp, Inc.
                                  (Registrant)





                               /s/ John E. Demmer
                         -------------------------------
                                 John E. Demmer
                      Chairman and Chief Executive Officer



                               /s/ Michael J. Ross
                         -------------------------------
                                 Michael J. Ross
                                    President



                              /s/ Jeffrey L. Karafa
                         -------------------------------
                                Jeffrey L. Karafa
                      Treasurer and Chief Financial Officer




Date:  August 10, 2000

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------
    10(b)                     1994 Stock Option Plan, as Amended

    27                        Financial Data Schedule