Form 10-Q
period 2000-09-30
DEARBORN BANCORP INC /MI/
filed 2000-11-14
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 2000.
                                        -------------------


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

Yes    X       No
    ------       ------


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of October 31, 2000.

                Class                         Shares Outstanding
                -----                         -------------------
             Common Stock                         2,335,644

                             DEARBORN BANCORP, INC.
                                      INDEX



Part I.           Financial Information:

Item 1.           Financial Statements

                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:           Page
                                                                                          ----
                  Independent Accountants' Report                                           3

                  Consolidated Balance Sheets - September 30, 2000,
                  December 31, 1999  and September 30, 1999                                 4

                  Consolidated Statements of Income - For the Three and
                  Nine Months Ended September 30, 2000 and 1999                             5

                  Consolidated Statements of Comprehensive Income (Loss) - For
                  the Three and Nine Months Ended September 30, 2000 and 1999               6

                  Consolidated Statements of Cash Flows - For the
                  Nine Months Ended September 30, 2000 and 1999                             7

                  Notes to Consolidated Financial Statements                                8-10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Liquidity and Capital                11-23

Part II.          Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 6.   Exhibits and Reports on Form 8-K                                24

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 4.   Submission of Matters to a Vote of Security Holders
                  Item 5.   Other Information

SIGNATURES                                                                                  25

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheet of Dearborn Bancorp, Inc. as of September 30, 2000, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.






                                        /s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
October 31, 2000

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



(Dollars, in thousands)

                                                                         09/30/00          12/31/99        09/30/99
                                                                        (unaudited)       (audited)      (unaudited)
                                                                       ------------       ----------    ------------
ASSETS
Cash and cash equivalents
      Cash and due from banks                                                $2,847           $2,446          $1,812
      Federal funds sold                                                        770            4,963           3,276
                                                                       ------------       ----------    ------------
            Total cash and cash equivalents                                   3,617            7,409           5,088

Mortgage loans held for sale                                                  2,488              783           1,128
Investment securities, available for sale                                    51,440           55,022          60,914
Federal Home Loan Bank stock                                                    381              381             ---
Loans
      Loans                                                                 113,943           85,390          75,624
      Allowance for possible credit losses                                  (1,127)            (781)           (750)
                                                                       -------------      ----------    ------------
           Net loans                                                        112,816           84,609          74,874

Premises and equipment, net                                                   2,827            2,388           2,388
Accrued interest receivable                                                   1,168            1,370           1,157
Other assets                                                                    392              736             822
                                                                       ------------       ----------    ------------

      Total assets                                                         $175,129         $152,698        $146,371
                                                                       ============       ==========    ============


LIABILITIES
Deposits
      Non-interest bearing deposits                                         $20,367          $14,859         $14,132
      Interest bearing deposits                                             119,147          104,016         103,440
                                                                       ------------       ----------    ------------
             Total deposits                                                 139,514          118,875         117,572

Other liabilities
      Federal funds purchased                                                   ---            3,000             ---
      Federal Home Loan Bank advances                                         6,000            2,000             ---
      Mortgage payable                                                          473              493             499
      Accrued interest payable                                                  646              469             371
      Other liabilities                                                         529              601             502
                                                                       ------------       ----------    ------------
             Total liabilities                                              147,162          125,438         118,944

STOCKHOLDERS' EQUITY
          Common   stock - 5,000,000 shares authorized,
             2,373,001, 2,442,740 and 2,473,295 shares
             outstanding at September 30, 2000, December
             31, 1999 and September 30, 1999, respectively                   28,340           28,822          29,015
          Accumulated earnings (deficit)                                        116            (740)         (1,010)
          Accumulated other comprehensive loss                                (489)            (822)           (578)
                                                                       ------------      -----------    ------------
             Total stockholders' equity                                      27,967           27,260          27,427
                                                                       ------------      -----------    ------------

             Total liabilities and stockholders' equity                    $175,129         $152,698        $146,371
                                                                       ============      ===========    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)






(In thousands, except share data)                                   Three months ended           Nine months ended
                                                                   09/30/00    09/30/99        09/30/00     09/30/99
                                                                  ---------  ----------       ----------   ----------
Interest income
       Interest on loans                                             $2,493      $1,624           $6,609       $4,538
       Interest on investment securities, available for sale            773         839            2,388        2,357
       Interest on federal funds and deposits with banks                 41          39              176          178
                                                                  ---------  ----------       ----------   ----------
                    Total interest income                             3,307       2,502            9,173        7,073

Interest expense
       Interest on deposits                                           1,693       1,231            4,619        3,472
       Interest on other borrowings                                      43           9              123           26
                                                                  ---------  ----------       ----------   ----------
                    Total interest expense                            1,736       1,240            4,742        3,498

                    Net interest income                               1,571       1,262            4,431        3,575
Provision for possible credit losses                                    145          40              385          707
                                                                  ---------  ----------       ----------   ----------

Net interest income after provision for possible credit losses        1,426       1,222            4,046        2,868
                                                                  ---------  ----------       ----------   ----------

Non-interest income
          Service charges on deposit accounts                            49          53              159          142
          Fees for other services to customers                           11           7               24           21
          Gain on the sale of loans                                      93          83              230          261
          Gain (loss) on sale of investment securities                 (47)         ---             (47)          ---
          Other income                                                    1           3                2            3
                                                                 -----------  ----------      ----------   ----------
                    Total non-interest income                           107         146              368          427

Non-interest expenses
          Salaries and employee benefits                                675         574            1,938        1,647
          Occupancy and equipment expense                               114         112              373          329
          Advertising and marketing                                      24          22               95           78
          Stationery and supplies                                        33          48              111          153
          Professional services                                          48         112              164          230
          Data processing                                                42          41              123          124
          FDIC insurance premiums                                         6           3               18            9
          Other operating expenses                                       97          72              300          264
                                                                -----------   ----------     -----------   ----------
                    Total non-interest expenses                       1,039         984            3,122        2,834

Income before income tax provision                                      494         384            1,292          461
Income tax provision                                                    163         161              435          201
                                                                -----------   ----------     -----------   ----------
Net income                                                             $331        $223             $857         $260
                                                                ===========   ==========     ===========   ==========

Per share data:
Net income - basic                                                    $0.14       $0.09           $0.36         $0.11
Net income - diluted                                                  $0.14       $0.09           $0.36         $0.10

Weighted average number of shares outstanding - basic             2,381,845   2,473,295       2,400,900     2,473,295
Weighted average number of shares outstanding - diluted           2,384,291   2,473,295       2,401,573     2,477,599


The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)



                                                                        Three months ended      Nine months ended
(In thousands)                                                         09/30/00    09/30/99    09/30/00    09/30/99
                                                                      ----------  ----------  ----------  ----------

Net income                                                                  $331        $223        $857        $260
Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities
          Unrealized holding gains (losses) arising during period            459        (248)        458        (855)
          Plus:  reclassification adjustment for losses included
             in net income                                                    47         ---          47         ---
          Tax effects                                                       (172)         84        (172)        291
                                                                       ----------  ----------  ----------  ----------
Other comprehensive income (loss)                                            334        (164)        333        (564)
                                                                       ----------  ----------  ----------  ----------

Comprehensive income (loss)                                                 $665         $59      $1,190       ($304)
                                                                       ==========  ==========  ==========  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




(In thousands)                                                          Nine months ended        Nine months ended
                                                                            9/30/00                   9/30/99
                                                                     ---------------------     --------------------
Cash flows from operating activities
          Interest and fees received                                                $9,375                   $6,849
          Interest paid                                                            (4,565)                  (3,464)
          Taxes paid                                                                 (322)                    (280)
          Proceeds from sale of mortgages held for sale                             17,712                   17,138
          Origination of mortgages held for sale                                  (19,187)                 (16,472)
          Cash paid to suppliers and employees                                     (2,624)                  (2,970)
                                                                     ---------------------     --------------------
          Net cash provided by operating activities                                    389                      801

Cash flows from investing activities
          Proceeds from maturities of securities available for sale                  4,000                   29,952
          Proceeds from sales of securities available for sale                       3,962                    2,400
          Purchases of securities available for sale                               (4,000)                 (44,015)
          Increase in loans, net of payments received                             (28,631)                 (10,047)
          Purchases of property and equipment                                        (649)                    (201)
                                                                     ---------------------     --------------------
          Net cash (used in) investing activities                                 (25,318)                 (21,911)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                              5,508                    2,990
          Net increase in interest bearing deposits                                 15,131                   16,972
          Decrease in federal funds purchased                                      (3,000)                      ---
          Proceeds from Federal Home Loan Bank advances                             10,000                      ---
          Repayment in Federal Home Loan Bank advances                             (6,000)                      ---
          Principal payments on mortgage payable                                      (20)                     (18)
          Purchase of treasury stock                                                ( 482)                      ---
                                                                     ---------------------     --------------------
          Net cash provided by financing activities                                 21,137                   19,944

Decrease in cash and cash equivalents                                              (3,792)                  (1,166)
Cash and cash equivalents at the beginning of the period                             7,409                    6,254
                                                                     ---------------------     --------------------

Cash and cash equivalents at the end of the period                                  $3,617                   $5,088
                                                                     =====================     ====================

Reconciliation of net income to net cash provided by
  operating activities
Net income                                                                            $857                     $260
          Adjustments to reconcile net income to net cash
                    provided by operating activities
                    Provision for possible credit losses                               385                      707
                    Depreciation and amortization expense                              248                      346
                    Accretion of discount on investment securities                     (5)                      (3)
                    Amortization of premium on investment securities                    83                      106
                    Loss on sale of investment securities                               47                      ---
                    (Increase) decrease in mortgages held for sale                 (1,705)                       83
                    (Increase) decrease in interest receivable                         202                    (224)
                    Increase in interest payable                                       177                       33
                    (Increase) decrease in other assets                                172                    (450)
                    (Decrease) in other liabilities                                   (72)                     (57)
                                                                     ---------------------     --------------------

Net cash provided by  operating activities                                            $389                     $801
                                                                     =====================     ====================

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

     The consolidated financial statements of the Corporation as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and 1999 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

     The consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 1999 Annual Report to Stockholders on Form 10-K.

B.   Adoption of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and 138, which the company is required to adopt effective January 1, 2001. SFAS 133 will require the company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The inneffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the company does not believe the effect of adopting SFAS 133 will be material to its financial position.

C.   Stock Option Plan

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

     A summary of the option activity is as follows:



                                                                                                          Weighted
                                                                                             Weighted   Average Fair
                                                         Available                           Average      Value of
                                                            for            Options           Exercise     Options
                                                           Grant         Outstanding          Price       Granted
                                                       -----------       -----------       -----------  ------------
         Outstanding at January 1, 1998                    208,998            46,002            $ 8.91
         Granted                                          (33,150)            33,150             12.75        6.28
                                                       -------------     -------------     -------------
         Outstanding at December 31, 1998                  175,848            79,152             10.52
         Granted                                          (71,000)            71,000             11.23        4.01
                                                       -------------     -------------     -------------
         Outstanding at December 31, 1999                  104,848           150,152             10.85
         Authorized for Future Grant                       245,000               ---               ---
         Granted                                          (69,500)            69,500              6.93        3.15
         Forfeited                                           2,000           (2,000)              9.22
                                                       -------------     -------------     -------------
         Outstanding at September 30, 2000                 282,348           217,652             $9.61
                                                       =============     =============     =============


         For the options outstanding at September 30, 2000, the range of exercise prices was $6.81 to $12.75 per share with a weighted-average remaining contractual term of 8.1 years. At September 30, 2000, 208,652 options were exercisable at weighted average exercise prices of $9.69 per share.

         Had compensation cost for stock options been measured using the fair value method of FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the nine months ended September 30, 2000 and 1999 (in thousands, except per share data). The pro forma effects may increase in the future if more options are granted.




                                                        For the Nine Months Ended September 30,
                                                             2000                   1999
                                                     -------------------    ------------------------
         Net income
               As reported                                          $857                        $260
               Pro forma                                             669                        (13)
         Basic income per share
               As reported                                         $0.36                       $0.11
               Pro forma                                            0.28                      (0.01)
         Diluted income per share
               As reported                                          0.36                        0.10
               Pro forma                                            0.28                      (0.01)

         The pro forma effects are computed with option pricing models, using the following weighted average assumptions as of grant date.


                                                              2000                   1999
                                                       -----------------   -------------------
          Risk-free interest rate                                 6.73%                 4.94%
          Expected option life                                  9 years               9 years
          Dividend yield                                          0.00%                 0.00%
          Expected volatility of stock price                     33.45%                33.45%


           All share and per share amounts have been adjusted for stock dividends.

PART I  -  FINANCIAL INFORMATION

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

RESULTS OF OPERATIONS

The Corporation reported net income of $331,000 and $857,000 for the three and nine month periods ended September 30, 2000, compared to net income of $223,000 and $260,000 for the three and nine month periods ended September 30, 1999. The increase in net income was primarily due to the positive impact of net interest income due primarily to significant growth in the volume of loans, partially offset by growth in deposits. The reported net income for the nine month period ended September 30, 1999 was negatively impacted by a charge-off in the amount of $543,000 due to the bankruptcy of a commercial borrower. Management expects net income to continue to increase in 2001 due to the continued growth in net interest income and partially offset by the start-up costs of a new branch office in Canton Township, Michigan.

NET INTEREST INCOME

2000 Compared to 1999. Net interest income for the three month period ended September 30, 2000 was $1,571,000 compared to $1,262,000 for the same period ended September 30, 1999, an increase of $309,000 or 24%. This increase was caused primarily by an increase in average earning assets of $24.2 million between the periods while interest-bearing liabilities grew by $19.3 million. At the same time the Corporation's interest rate spread increased to 2.43% in 2000 from 2.40% in 1999. The Corporation's net interest margin increased in 2000 to 3.82% from 3.62% in 1999. The Corporation's increase in interest rate spread and net interest margin was primarily a result of growth in the loan portfolio in an increasing interest rate environment. The net interest margin was also positively affected by the increase in non-interest bearing deposits.

Net interest income for the nine month period ended September 30, 2000 was $4,431,000 compared to $3,575,000 for the same period ended September 30, 1999, an increase of $856,000 or 24%. This increase was caused primarily by an increase in average earning assets of $24.3 million between the periods while interest-bearing liabilities grew by $21.4 million. At the same time the Corporation's interest rate spread increased to 2.48% in 2000 from 2.32% in 1999. The Corporation's net interest margin increased in 2000 to 3.77% from 3.55% in 1999. The Corporation's increase in interest rate spread and net interest margin was primarily a result of growth in the loan portfolio in an increasing interest rate environment. The net interest margin was also positively affected by the increase in non-interest bearing deposits.

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





                                                                Three months ended September 30,   Three  months ended September 30,
                                                                            2000                               1999
                                                                --------------------------------   --------------------------------
                                                                 Average               Average      Average               Average
(In thousands)                                                   Balance    Interest    Rate        Balance    Interest    Rate
                                                                ----------  --------  ----------   ----------  --------  ----------
Assets
     Federal funds sold and interest
           bearing deposits with banks                            $2,613       $41       6.24%       $3,103       $39       5.03%
     Investment securities, available for sale                    53,005       773       5.80%       60,584       839       5.54%
     Loans                                                       107,961     2,493       9.19%       75,694     1,624       8.58%
                                                                --------  --------  ----------   ----------  --------   ---------

           Sub-total earning assets                              163,579     3,307       8.04%      139,381     2,502       7.18%
     Other assets                                                  7,775                              6,059
                                                                --------                          ---------
           Total assets                                         $171,354                           $145,440
                                                                ========                          =========


Liabilities and stockholders' equity
     Interest bearing deposits                                  $120,602    $1,693       5.58%     $103,230    $1,231       4.77%
     Other borrowings                                              2,437        43       7.02%          510         9       7.06%
                                                                --------   -------   ---------    ---------   -------   ---------
           Sub-total interest bearing liabilities                123,039     1,736       5.61%      103,740     1,240       4.78%
     Non-interest bearing deposits                                19,643                             13,570
     Other liabilities                                             1,028                                857
     Stockholders' equity                                         27,644                             27,273
                                                                --------                          ---------
           Total liabilities and  stockholders' equity          $171,354                           $145,440
                                                                ========                          =========



           Net interest income                                              $1,571                             $1,262
                                                                           =======                            =======


           Net interest rate spread                                                      2.43%                              2.40%
                                                                                     =========                          =========
           Net interest margin on earning assets                                         3.82%                              3.62%
                                                                                     =========                          =========





                                                                Nine months ended September 30,   Nine months ended September 30,
                                                                            2000                                1999
                                                               --------------------------------  --------------------------------
                                                                 Average               Average      Average               Average
(In thousands)                                                  Balance    Interest     Rate        Balance   Interest     Rate
                                                               ----------  --------  ----------  ----------  --------  ----------
Assets
          Federal funds sold and interest
                bearing deposits with banks                        $3,880      $176       6.06%      $4,423      $178       5.37%
          Investment securities, available for sale                54,732     2,388       5.83%      56,530     2,357       5.56%
          Loans                                                    98,396     6,609       8.97%      71,800     4,538       8.43%
                                                                 --------   -------   ---------   ---------  --------  ----------
                Sub-total earning assets                          157,008     9,173       7.80%     132,753     7,073       7.10%
          Other assets                                              7,281                             5,672
                                                                 --------                         ---------


                Total assets                                     $164,289                          $138,425
                                                                 ========                         =========


Liabilities and stockholders' equity
         Interest bearing deposits                               $116,374    $4,619       5.30%     $97,033    $3,472       4.77%
         Other borrowings                                           2,554       123       6.43%         511        26       6.78%
                                                                 --------   -------   ---------   ---------  --------  ----------
                Sub-total interest bearing liabilities            118,928     4,742       5.33%      97,544     3,498       4.78%

          Non-interest bearing deposits                            16,954                            12,507
          Other liabilities                                         1,094                               845
          Stockholders' equity                                     27,313                            27,529
                                                                 --------                         ---------

                Total liabilities and stockholders' equity       $164,289                         $ 138,425
                                                                 ========                         =========



                Net interest income                                          $4,431                            $3,575
                                                                            =======                           =======


                Net interest rate spread                                                  2.47%                             2.32%
                                                                                      =========                        ==========

                Net interest margin on earning assets                                     3.77%                             3.60%
                                                                                      =========                        ==========

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



                                                  Three months ended                   Nine  months ended
                                                September 30, 2000/1999              September 30, 2000/1999
                                                 Change in interest due to            Change in interest due to
                                              ------------------------------      --------------------------------
                                                Average    Average     Net         Average    Average       Net
(In thousands)                                  Balance     Rate      Change       Balance      Rate       Change
                                              ----------  --------   -------      ---------  ---------   ---------
Assets
     Federal funds sold and interest
           bearing deposits with banks             ($7)        $9        $2          ($17)        $15        ($2)
    Investment securities, available for sale     (106)        40      (66)           (48)         79          31

    Loans                                           755       114       869          1,874        197       2,071
                                              ---------   -------    ------       --------   --------    --------
Total earning assets                               $642      $163      $805         $1,809       $291      $2,100
                                              =========   =======    ======       ========   ========    ========

Liabilities
    Interest bearing deposits                      $252      $210      $462           $889       $258      $1,147
    Other borrowings                                 34       ---        34             98        (1)         $97
                                              ---------   -------    ------       --------   --------    --------
Total interest bearing liabilities                 $286      $210      $496           $987       $257      $1,244
                                              =========   =======    ======       ========   ========    ========

           Net interest income                                         $309                                  $856
                                                                     ======                              ========

           Net interest rate spread                                   0.03%                                 0.15%
                                                                     ======                              ========

           Net interest margin on earning assets                      0.20%                                 0.17%
                                                                     ======                              ========





PROVISION FOR POSSIBLE CREDIT LOSSES

2000 Compared to 1999. The provision for possible credit losses was $145,000 and $385,000 for the three and nine month periods ended September 30, 2000, compared to $40,000 and $707,000 for the same periods in 1999, an increase of $105,000 or 263% for the three month period and a decrease of $322,000 or 46% for the nine month period. The provision for possible credit losses for the three month period and nine month period ended September 30, 2000 reflects loan growth of $11.3 million and $28.6 million for the three and nine month periods ended September 30, 2000, respectively. The provision for possible credit losses for the nine month period ended September 30, 1999 includes provision for the bankruptcy of a borrower, with whom the Corporation participated in a lending relationship with a number of other Michigan banks. The provision for possible credit losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

NON-INTEREST INCOME

2000 Compared to 1999. Non-interest income was $107,000 and $368,000 for the three and nine month periods ended September 30, 2000, compared to $146,000 and $427,000 for the same periods in 1999, a decrease of $39,000 or 27% for the three month period and a decrease of $59,000 or 14% for the nine month period. The decrease during the three and nine month periods was primarily due to a loss of $47,000 on the sale of U. S. government agency securities. These securities were sold in order to provide funding for additional commercial lending demand during the period.

NON-INTEREST EXPENSE

2000 Compared to 1999. Non-interest expense was $1,039,000 and $3,122,000 for the three and nine month periods ended September 30, 2000, compared to $984,000 and $2,834,000 for the same periods in 1999, an increase of $55,000 or 6% for the three month period and $288,000 or 10% for the nine month period. The largest components of non-interest expense were salaries and employee benefits which amounted to $675,000 and $1,938,000 and occupancy and equipment expense which amounted to $114,000 and $373,000 for the three and nine month periods ended September 30, 2000. For the same periods in 1999, salaries and employee benefits was $574,000 and $1,647,000 and occupancy and equipment expense was $112,000 and $329,000. The primary factor for the increase in salaries and employee benefits was the expansion of the commercial lending and residential lending departments. As of September 30, 2000, the number of full time equivalent employees was 46 compared to 40 as of September 30, 1999. The increase in occupancy and equipment expense was the result of general building maintenance in the first quarter of 2000 and additional depreciation expense on equipment purchased as a result of Year 2000 concerns during 1999.

INCOME TAX PROVISION

2000 Compared to 1999. The income tax expense was $163,000 and $435,000 for the three and nine month periods ended September 30, 2000, compared to $161,000 and $201,000 for the same periods in 1999, an increase of $2,000 or 1% for the three month period and an increase of $234,000 or 116% for the nine month period. The increase was primarily a result of increased pre-tax income.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

Assets. Total assets at September 30, 2000 were $175.1 million compared to $152.7 million at December 31, 1999, an increase of $22.4 million or 15%. The increase was primarily due to increases in loan volume.

Federal Funds Sold. Total federal funds sold at September 30, 2000 were $770,000 compared to $5.0 million at December 31, 1999, a decrease of $4.2 million or 84%. The decrease was primarily due to the funding of new consumer, residential real estate and commercial real estate loans.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2000 were $2.5 million compared to $783,000 at December 31, 1999, an increase of $1.7 million or 218%. This increase was a result of timing differences in secondary market funding.

Investment Securities - Available for Sale. Total investment securities - available for sale, at September 30, 2000 were $51.4 million compared to $55.0 million at December 31, 1999, a decrease of $3.6 million or 7%. The decrease in investment securities - available for sale was due to the sale of U. S. Government agency securities during the period. The funds from the sale of these securities were utilized to fund additional commercial loan demand. All securities within the Corporation's portfolio are U.S. Treasury issues, U.S. Government sponsored agency issues, corporate debt securities carrying ratings of Aa2 or better or municipal obligations carrying ratings of Aaa or better. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

The amortized cost and estimated market value of investments in debt securities available for sale are as follows (in thousands):




                                                                     September 30, 2000
                                          -------------------------------------------------------------------------
                                                                   Gross             Gross            Estimated
                                              Amortized          Unrealized        Unrealized          Market
                                                Cost               Gains             Losses             Value
                                          ------------------  ----------------- -----------------  ----------------
US Treasury securities                               $2,246               $---             ($21)            $2,225
US Government agency securities                      49,809                ---             (718)            49,091
Municipal bonds                                         125                ---               (1)               124
                                          -----------------   ----------------  ----------------   ---------------

          Totals                                    $52,180               $---            ($740)           $51,440
                                          =================   ================  ================   ===============

                                                                     December 31, 1999
                                          -------------------------------------------------------------------------
                                                                   Gross             Gross            Estimated
                                              Amortized          Unrealized        Unrealized          Market
                                                Cost               Gains             Losses             Value
                                          ------------------  ----------------- -----------------  ----------------
US Treasury securities                               $2,320               $---             ($76)            $2,244
US Government agency securities                      53,822                ---           (1,167)            52,655
Municipal bonds                                         125                ---               (2)               123
                                          -----------------   ----------------  ----------------   ---------------

          Totals                                    $56,267               $---          ($1,245)           $55,022
                                          =================   ================  ================   ===============



Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $381,000 at September 30, 2000 and December 31, 1999.

Loans. Total loans at September 30, 2000 were $113.9 million compared to $85.4 million at December 31, 1999, an increase of $28.6 million or 33% and $75.6 million at September 30, 1999, an increase of $38.3 million or 51%. Major categories of loans included in the loan portfolio are as follows (in thousands):


                                                            09/30/00            12/31/99            09/30/99
                                                        ------------------  ------------------  ------------------
Consumer loans                                                    $17,204             $10,967             $10,566
Commercial, financial, & other                                     26,129              20,563              19,701
Commercial real estate construction                                 2,471               3,656               3,100
Commercial real estate mortgages                                   38,218              23,103              16,873
Residential real estate mortgages                                  29,921              27,101              25,384
                                                        -----------------   -----------------   -----------------

                                                                  113,943              85,390              75,624
Allowance for possible credit losses                              (1,127)               (781)               (750)
                                                        -----------------   -----------------   -----------------

                                                                 $112,816             $84,609             $74,874
                                                        =================   =================   =================




The following is a summary of non-performing assets and problems loans (in thousands):



                                                            09/30/00            12/31/99            09/30/99
                                                        ------------------  ------------------  ------------------
Over 90 days past due and still accruing                             $202                $190                 $66
Non-accrual loans                                                     491                 105                 154
Renegotiated loans                                                    ---                 ---                 ---
Other real estate owned                                               ---                 ---                 ---
                                                        -----------------   -----------------   -----------------

                                                                     $693                $295                $220
                                                        =================   =================   =================



Non-accrual loans at September 30, 2000 were $491,000, of which, $344,000 were well secured by residential real estate. The increase in non-accrual loans consisted of a $286,000 slow paying residential mortgage, a $65,000 residential mortgage in bankruptcy proceedings and a $59,000 SBA-guaranteed commercial loan.

Allowance for Possible Credit Losses. The allowance for possible credit losses at September 30, 2000 was $1.1 million compared to $781,000 at December 31, 1999, an increase of $346,000 or 44%. The increase in the allowance for possible credit losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for possible credit losses (in thousands):


                                             Nine Months Ended           Year Ended           Nine Months Ended
                                                 09/30/00                 12/31/99                09/30/99
                                          ------------------------ ----------------------- ------------------------
Balance, beginning of year                                   $781                    $627                     $627

Charge-offs:
     Consumer loans                                          (21)                    (55)                     (55)
     Commercial loans                                        (20)                   (584)                    (543)
Recoveries:
     Consumer loans                                             2                      21                       14
                                          -----------------------  ----------------------  -----------------------

Net charge-offs                                              (39)                   (618)                    (584)

Additions charged to operations                               385                     772                      707
                                          -----------------------  ----------------------  -----------------------

Balance, end of period                                     $1,127                    $781                     $750
                                          =======================  ======================  =======================

Allowance to total loans                                    0.99%                   0.91%                    0.99%
                                          =======================  ======================  =======================

Allowance to nonperforming assets                         162.63%                 264.75%                  340.91%
                                          =======================  ======================  =======================

Net charge-offs to average loans                            0.04%                   0.84%                    0.81%
                                          =======================  ======================  =======================



Premises and Equipment. Bank premises and equipment at September 30, 2000 was $2.8 million compared to $2.4 million at December 31, 1999, an increase of $439,000 or 18%. The increase in premises and equipment was due to the purchase of land and work in progress for the Bank's Canton Township office.

Accrued Interest Receivable. Accrued interest receivable at September 30, 2000 was $1.2 million compared to $1.4 million at December 31, 1999, a decrease of $202,000 or 15%. The decrease was primarily due to a decrease in the Bank's holdings of investment securities - available for sale.

Other Assets. Other assets at September 30, 2000 were $392,000 compared to $736,000 at December 31, 1999, a decrease of $344,000 or 47%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at September 30, 2000 were $139.5 million compared to $118.9 million at December 31, 1999, an increase of $20.6 million or 17% and $117.6 million at September 30, 1999, an increase of $21.9 million or 19%. The following is a summary of the distribution of deposits (in thousands):



                                                            09/30/00            12/31/99            09/30/99
                                                        ------------------  ------------------  ------------------
Non-interest bearing:
     Demand                                                       $20,367             $14,859             $14,132
                                                        =================   =================   =================


Interest bearing:
          Checking                                                 $5,758              $5,391              $4,995
          Money market                                             16,809              13,013              14,644
          Savings                                                   4,404               3,109               3,972
          Time, under $100,000                                     43,176              40,984              42,809
          Time, $100,000 and over                                  49,000              41,519              37,020
                                                        -----------------   -----------------   -----------------

                                                                 $119,147            $104,016            $103,440
                                                        =================   =================   =================


The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included an annual birthday celebration and major marketing campaign in March 2000 and a targeted deposit campaign in April 2000. The increase in deposits was used to repay borrowed funds and to fund loans.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances at September 30, 2000 were $6.0 million compared to $2.0 million at December 31, 1999, an increase of $4.0 million or 200%. Federal Home Loan Bank advances were utilized to fund increased loan demand during the period.

Mortgage Payable. Mortgage payable at September 30, 2000 was $473,000 compared to $493,000 at December 31, 1999, a decrease of $20,000 or 4%. The decrease in mortgage payable was a result of making standard monthly payments.

Accrued Interest Payable. Accrued interest payable at September 30, 2000 was $646,000 compared to $469,000 at December 31, 1999, an increase of $177,000 or 38%. The increase was primarily due to the increase in the volume of time deposits.

Other Liabilities. Other liabilities at September 30, 2000 were $529,000 compared to $601,000 at December 31, 1999, a decrease of $72,000 or 12%. The decrease was primarily due to changes in deferred tax liabilities.

CAPITAL

Stockholders' equity at September 30, 2000 was $28.0 million compared to $27.3 million as of December 31, 1999, an increase of $707,000 or 3%. In November of 1999, the Corporation announced that it would repurchase up to 125,000 shares of its outstanding common stock at a price range of $5.00 to $13.00 per share, which represents approximately five percent of the outstanding common stock. Through September 30, 2000, the Corporation was able to repurchase 99,514 shares within Securities and Exchange Commission guidelines primarily related to the volume of market activity. Considering that the Corporation's stock closed at $7.880 per share on September 30, 2000, representing a 67 percent market to book ratio, management believes that its stock is undervalued. The Corporation will continue to repurchase shares during 2000.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):




                                                                                            Minimum
                                                                                       To Be Well Capitalized
                                                            Minimum for Capital       Under Prompt Corrective
                                       Actual                Adequacy Purposes          Action Provisions
                               ----------------------    ------------------------   ---------------------------
                                   Amount     Ratio          Amount      Ratio           Amount        Ratio
                               ----------------------    ------------------------   ---------------------------
As of September 30, 2000
    Total capital
     (to risk weighted assets)

           Consolidated              29,583    28.6%            8,266       8.0%           10,333        10.0%
           Bank                      14,762    14.5%            8,123       8.0%           10,154        10.0%
    Tier 1 capital
     (to risk weighted assets)

           Consolidated              28,456    27.5%            4,133       4.0%            6,200         6.0%
           Bank                      13,635    13.4%            4,061       4.0%            6,092         6.0%
    Tier 1 capital
     (to average assets)
           Consolidated              28,456    16.6%            6,854       4.0%            8,568         5.0%
           Bank                      13,635     8.7%            6,296       4.0%            7,870         5.0%

As of December 31, 1999
    Total capital
     (to risk weighted assets)

           Consolidated              28,864    32.1%            7,193       8.0%            8,992        10.0%
           Bank                      12,878    15.1%            6,824       8.0%            8,531        10.0%
    Tier 1 capital
     (to risk weighted assets)

           Consolidated              28,083    31.2%            3,597       4.0%            5,395         6.0%
           Bank                      12,097    14.2%            3,412       4.0%            5,118         6.0%
    Tier 1 capital
     (to average assets)
           Consolidated              28,083    19.2%            5,860       4.0%            7,325         5.0%
           Bank                      12,097     9.2%            5,255       4.0%            6,568         5.0%



Based on the respective regulatory capital ratios at September 30, 2000 and December 31, 1999, the Corporation and Bank are considered well capitalized.

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

The Corporation has sought to manage its exposure to changes in interest rates by matching the effective maturities or repricing characteristics of the Corporation's interest-earning assets and interest-bearing liabilities. The matching of the assets and liabilities may be analyzed by examining the extent to which the assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on net interest income.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2000, which are expected to mature or reprice in each of the time periods shown below. For the purposes of this table, the maturity or repricing periods of other interest bearing deposits are based upon industry experience as determined by the Corporation's regulators. These rates are not the contractual repricing periods, which are shorter than what is shown, as management has broad discretion in repricing these deposits.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                    RATE SENSITIVITY ANALYSIS / GAP ANALYSIS




                                                                 Interest Rate Sensitivity Period
                                                    ------------------------------------------------------------
(In thousands)                                         1-90        91-365        1-5        Over
                                                       Days         Days        Years      5 Years      Total
                                                    -----------  -----------  ----------  ----------  ----------
Earning assets
      Federal funds sold                                  $770         $---        $---        $---        $770
      Mortgage loans held for sale                       2,488          ---         ---         ---       2,488
      Securities available for sale                        ---        3,968      47,472         ---      51,440
      Federal Home Loan Bank stock                         381          ---         ---         ---         381
      Total loans, net of non-accrual                   23,792        9,455      65,518      14,687     113,452
                                                    ----------   ----------   ---------   ---------   ---------
Total earning assets                                    27,431       13,423     112,990      14,687     168,531

Interest bearing liabilities
      Time deposits                                     24,461       43,858      23,857         ---      92,176
      Other interest bearing deposits                    3,030        9,089      14,852         ---      26,971
      Federal Home Loan Bank advances                    6,000          ---         ---         ---       6,000
      Mortgage payable                                     ---          ---         ---         473         473
                                                    ----------   ----------   ---------   ---------   ---------
Total interest bearing liabilities                      33,491       52,947      38,709         473     125,620

Net asset (liability) funding gap                      (6,060)     (39,524)      74,281      14,214     $42,911
                                                    ----------   ----------   ---------   ---------   =========

Cumulative net asset (liability) funding gap          ($6,060)    ($45,584)     $28,697     $42,911
                                                    ==========   ==========   =========   =========

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

PART II  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)  Financial Statements:

     The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

     Consolidated Balance Sheets - September 30, 2000 (unaudited), December 31, 1999 and September 30, 1999 (unaudited)

     Consolidated Statements of Income (unaudited) - For the Three and Nine Months Ended September 30, 2000 and 1999

     Consolidated Statements of Comprehensive Income (Loss) (unaudited) - For the Three and Nine Months Ended September 30, 2000 and 1999

     Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended September 30, 2000 and 1999

     Notes to Consolidated Financial Statements

(b)  Exhibits

     Financial Data Schedule [27]

(c) A Form 8-K Report was not filed during the three months ended September 30, 2000.

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



                             Dearborn Bancorp, Inc.
                                  (Registrant)





                               /s/ John E. Demmer
                      ------------------------------------
                                 John E. Demmer
                      Chairman and Chief Executive Officer



                              /s/ Michael J. Ross
                      ------------------------------------
                                 Michael J. Ross
                                    President



                              /s/ Jeffrey L. Karafa
                      ------------------------------------
                                Jeffrey L. Karafa
                      Treasurer and Chief Financial Officer




Date:  November 10, 2000

                                 Exhibit Index
                                 -------------



Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
