Form 10-K405
period 2000-12-31
DEARBORN BANCORP INC /MI/
filed 2001-03-26
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934 for the fiscal year ended DECEMBER 31, 2000 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 for the transition period from __________ to
        __________

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

                    22290 Michigan Avenue, Dearborn, MI 48124
                    -----------------------------------------
               (Address of principal executive office) (Zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001: Common Stock, $17,870,296.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2001: Common Stock, 2,258,944 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 13, 2001, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

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


BUSINESS OF THE BANK

         Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. On December 20, 1995, the Bank opened its second office, located at 24935 West Warren Avenue, Dearborn Heights, Michigan. On August 11, 1997, the Bank opened its third office, located at 44623 Five Mile Road, Plymouth Township, Michigan. In April 2001, the Bank will open its fourth office located at 1325 N. Canton Center Road, Canton Township, Michigan. The Bank is also in the process of forming a mortgage company, which will be operational in the second quarter of 2001. The Bank, through its main and branch offices, emphasizes and offers highly personalized service to its customers.

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

         The Bank offers a wide range of financial products and services. These include checking accounts, savings accounts, money market accounts, certificates of deposit, business checking, direct deposit, loan services (commercial, consumer, real estate mortgages), travelers' checks, cashiers' checks, wire transfers, safety deposit boxes, collection services, and night depository services. The Bank deployed an automated teller machine in October of 2000, a machine in January of 2001with an additional machine to be deployed in April of 2001. The Bank is also planning to offer telephone banking by the end of the second quarter 2001. The Bank does not have a trust department.


BUSINESS STRATEGY

         Growth Through Branch Expansion. Since commencing operations, the Bank's growth has been accomplished through internal growth. The internal growth of the Bank has been aided by the opening of two additional offices. The Dearborn Heights office opened on December 20, 1995 and as of December 31, 2000 had $32.2 million in total deposits, while the Plymouth Township office opened on August 11, 1997 and as of December 31, 2000 had $19.0 million in total deposits. During April, 2001 the Bank will be opening an office in Canton Township.

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

         Expand Lending in the Bank's Primary Market. The Bank's loan portfolio currently consists of residential mortgage loans, indirect consumer loans originated through a select list of local automobile dealers, commercial real estate loans, small business commercial loans and other consumer loans. Management intends to maintain its emphasis on these loan products.

         Grow Through Selected Acquisitions. Although the Corporation will continue to pursue internal growth at the Bank, management believes that growth opportunities may be found in acquisitions of community banks or branches in Michigan to enhance the Corporation's markets. As part of its normal business operations, management maintains contact with financial institutions to discuss various acquisition possibilities. However, the Corporation has made no bank or branch acquisitions to date, and it presently has no agreements, commitments, understandings or arrangements to acquire any other banks or branches, and there is no assurance that the Corporation will be successful in its acquisition strategy.


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

         The Bank has two primary target markets: consumer financial services, with an emphasis on individual deposit accounts, single family residential lending and indirect automobile lending; and business financial services, with an emphasis on deposit and loan products designed for small- to medium-sized businesses.

         Community Club. At inception, the Bank established a "Community Club" which has become an important marketing tool to increase the Bank's total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 2000, the Community Club had over 2,400 members who accounted for total deposits of $68.2 million, or 42% of the Bank's total deposits.

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

         Business Financial Services. The Bank's business marketing efforts are directed by senior management, including Messrs. Ross, Musson, Rautio and Wolber with Mr. Wolber assigned as sales manager, whose duties include administering and coordinating the business development efforts of the Bank.

         Each Bank officer, in addition to each branch manager, is responsible for creating new business opportunities for the Bank. The targeted list of new business customers represents a mix of industrial, manufacturing, professional and retail clients with an emphasis on businesses with annual sales of $10 million or less.

         The Bank has developed an aggressive telemarketing program for new business. Businesses are identified through listings provided by the various Chambers of Commerce, local phone directories and other sources targeted to the communities the Bank serves. Initial sales calls are introductory in nature with follow-up calls made to determine whether a meeting can be arranged with the targeted company to discuss the Bank's products and services. The Bank believes this strategy has been, and will continue to be, successful in generating new business for the Bank.

         In addition to its telemarketing program, the Bank's officers maintain contact with local attorneys, accountants and other representatives in the local community that may be in a position to refer business to the Bank. The Bank also encourages and supports its officers and employees to join and participate in various community organizations and events.

         Through their many years of business and community leadership, each of the Corporation's Directors has been, and will continue to be, a strong source of referrals for the Bank.

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

         The Bank, as a result of its secondary market operations, is able to offer a variety of loan products that serve the needs of first time home buyers by providing loans for up to 103% of the purchase price with no points. Customers desiring to construct new homes are able to obtain financing as a result of the Bank's construction loan program that is offered in addition to the permanent loan. Non-conforming loans, which include larger residential loans, are also provided through the Bank's secondary marketing efforts. The Bank also provides loans that it holds in its own portfolio on those transactions that evidence satisfactory credit quality and income but are unable to be sold in the secondary market for various reasons.

         The Bank originates indirect consumer loans primarily from its main office in Dearborn, Michigan. A consumer loan officer purchases loans from a select list of automobile dealers located in the Metropolitan Detroit Area through a direct calling program. The Bank intends to target select additional automobile dealers in its market area in an effort to broaden and diversify its indirect consumer loan portfolio.

         Management believes that cross-selling of the Bank's products and services to its existing customers is vital to expanding account relationships, generating additional sales opportunities and increasing fee income.


LOAN POLICY

         As a routine part of the Bank's business, the Bank makes loans to individuals and businesses located within the Bank's market area. The loan policy of the Bank states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business. Under the loan policy, lending authority is granted to a limited number of executive officers, each of whom has over 20 years or banking experience. Currently this group includes the President, Senior Vice President of Lending and Vice President of Loan Administration.

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

         The loan policy specifies individual lending limits for certain officers up to a maximum of $50,000 for unsecured loans and $100,000 for secured loans, with loans from $100,000 to $1,000,000 requiring approval by a loan committee. Larger loans up to the legal maximum authorized by law require the approval of the Board of Directors of the Bank.

         The loan policy also limits the amount of funds that may be loaned against specified types of collateral including: listed securities - 80% loan to value; U.S. Government securities - 90% loan to value; and insured bank deposits
- 100% loan to value. As to loans secured principally by real estate, the policy complies with the FIRREA Act of 1989 regarding appraisals of the property offered as collateral by licensed independent appraisers. The loan policy also provides general guidelines as to collateral, provides for environmental reviews, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank's lending business.

LENDING PRACTICES

         Commercial loans. The Bank's commercial lending group originates commercial loans primarily in the western Wayne County area of southeastern Michigan. Commercial loans are originated by the officer group with the assistance of the President and Senior Vice President, Head of Lending. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.


         Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower's year-end financial reporting. These loans generally are secured by all of the assets of the borrower, a personal guaranty of the owners and have an interest rate plus a margin tied to the national prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans are usually written with a five-year maturity and are amortized over a twenty-year period. Commercial real estate loans may have an interest rate that is fixed to maturity or float with a margin over the prime rate or another index.

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

         Consumer Loans. The Bank originates consumer loans for a wide variety of personal financial requirements. Consumer loans include home equity lines of credit, and loans secured by new and used automobiles, boats, savings accounts as well as overdraft protection for checking account customers. The Bank also purchases retail installment loans from a select list of automobile dealerships located primarily in the Bank's market.

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

         Allowance for Loan Losses. An allowance for loan losses is maintained at a level that management of the Bank considers adequate to provide for losses in the loan portfolio. Allowances for loan losses are based upon the Bank's experience and estimates of the net realizable value of collateral in each loan portfolio. The Board of Directors and senior management review the allowance quarterly. The Bank's evaluation takes into consideration experience, the level of classified assets, non-performing loans, the current level of the allowance as it relates to the total loan portfolio, projected charge-offs, current economic conditions, recent regulatory examinations and other factors.


EMPLOYEES

         As of March 1, 2001, the Bank had 53 employees, including 20 officers and 33 customer service, operations and other support persons. Management believes that the Bank's relations with its employees are excellent.


COMPETITION

         The Bank faces strong competition for deposits, loans and other financial services from numerous banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as the Bank. Many of the financial institutions and financial services organizations aggressively compete for business in the Bank's market area. Most of these competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than the Bank, and are able to offer certain services that the Bank does not currently provide, including more extensive branch networks, trust services, and international banking services. In addition, most of these entities have greater capital resources than the Bank, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank. Additionally, legislation regarding interstate branching and banking may increase competition in the future from out-of-state banks.


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

         The Bank is a state chartered bank and subject to regulation and examination by the Michigan Office of Financial and Insurance Services. The Bank also is subject to certain provisions of the Federal Deposit Insurance Act and regulations issued under that act. The regulations affect many activities of the Bank, including the permissible types and amounts of loans, investments, capital adequacy, branching, interest rates payable on deposits, required reserves, and the safety and soundness of the Bank's practices. The Bank is not a member bank of the Federal Reserve System and is regulated and examined by the Federal Deposit Insurance Corporation.

         A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Stockholders and is incorporated herein by reference.

        Executive Officers of the Corporation and Bank

        Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.

        JOHN E. DEMMER, 77
        Chairman of the Board, Dearborn Bancorp, Inc. and Community Bank of Dearborn
        Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc since 1999.

        RICHARD NORDSTROM, 73
        Vice Chairman, Dearborn Bancorp, Inc.
        Vice Chairman and Director of the Corporation since 1998. President and Director of the Corporation from 1992 to 1997. Director of the Bank since 1993. Chairman of the Board of Nordstrom Samson Associates from 1960 to 1996.

        MICHAEL J. ROSS, 50
        President, Dearborn Bancorp, Inc.
        President and Chief Executive Officer, Community Bank of Dearborn President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.

        JEFFREY L. KARAFA, 36
        Vice President, Treasurer and Secretary, Dearborn Bancorp, Inc.
        Senior Vice President, CFO, Cashier and Secretary, Community Bank of Dearborn
        Vice President and Treasurer of the Corporation since 1998. Secretary of the Corporation since 1999. Senior Vice President, CFO and Cashier of the Bank since 2000. Secretary of the Bank since 1999. Vice President of the Bank since 1996. Assistant Vice President of the Bank from 1994 to 1996.

        DONALD G. KARCHER, 71
        Vice President, Dearborn Bancorp, Inc.
        Vice President and Director of the Corporation since 1992. Director of the Bank since 1993. Chairman of the Board of Karcher Agency, Inc. since 1994.

        DANIEL P. BROPHY, 49
        Vice President, Loan Administration, Community Bank of Dearborn
        Vice President of the Bank since 2001. Vice President and Commercial Loan Manager of Peoples State Bank from 1995 to 2000. President and Owner, Farmington Mortgage Company from 1987 to 1999.

        GEORGE J. DEMOU, 35
        Vice President, Commercial Loan Officer, Community Bank of Dearborn
        Vice President of the Bank since 2000. Corporate Banking Relationship Manager of National City Bank during 2000. Business Banking Group Leader of Old Kent Bank from 1999 to 2000. Trust Officer/Investment Analyst of Bank One from 1998 to 1999. Small Business Relationship Manager of Bank One from 1995 to 1998.

        JIHAD A. HACHEM, 36
        Vice President, Commercial Loan Officer, Community Bank of Dearborn Vice President of the Bank since 2000. Assistant Vice President and Commercial Loan Officer of Huntington National Bank from 1992 to 2000.

        WARREN R. MUSSON, 44
        Senior Vice President, Head of Lending, Community Bank of Dearborn Senior Vice President of the Bank since 2000. Vice President of the Bank since 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.

        H. KRISTENE RAUTIO, 53
        Vice President, Bank Administration, Community Bank of Dearborn
        Vice President of the Bank since 1999. Relationship Manager, Private Client Services of the former First of America Bank from 1997 to 1999. Branch Sales Manager of the former First of America Bank from 1996 to 1997. Retail Sales Manager of the former First of America Bank from 1994 to 1996.

        JEFFREY J. WOLBER, 45
        Senior Vice President, Branch Administration, Community Bank of Dearborn Senior Vice President of the Bank since 2000. Vice President of the Bank since 1994.


Item 2.  Properties

         The main office of the Corporation and the Bank is located in a single story building containing 8,400 square feet at 22290 Michigan Avenue, Dearborn, Michigan which is owned by the Corporation and leased to the Bank. A 3,000 square foot addition is currently under construction and is expected to be complete during the third quarter of 2001.

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

         The Bank's Canton Township, Michigan branch office will be located in a single story commercial/retail office building at 1325 N. Canton Center and is owned by the Bank. The Bank will occupy approximately 70% of the 6,000 square foot building and a non-affiliated tenant will lease the remaining space.


Item 3.  Legal Proceedings

         From time to time, the Corporation and its subsidiary are parties to legal proceedings incidental to their business. At December 31, 2000, there were no legal proceedings which management anticipates would have a material adverse effect on the Corporation.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity, and Related Stockholder Matters

         The information required by this item appears in the Corporation's 2000 Annual Report to Stockholders under the caption "Dearborn Bancorp, Inc., Common Stock" and is incorporated by reference herein.


Item 6.  Selected Financial Data

         The information required by this item appears in the Corporation's 2000 Annual Report to Stockholders under the caption "Summary of Selected Financial Data" and is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item appears in the Corporation's 2000 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Registrant is not required to provide this information as the Registrant meets the definition of a small business issuer.


Item 8.  Financial Statements and Supplementary Data

         The financial statements included in the Corporation's 2000 Annual Report to Stockholders are incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Corporation dismissed its former principal accountants, Grant Thornton LLP of Southfield, Michigan, and engaged Crowe Chizek and Company, LLP of Grand Rapids, Michigan as its principal accountants. The change was made effective October 29, 1999.

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

         The reports of the former principal accountants on the financial statements of the Corporation for the year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

         The decision to change accountants was approved by the Board of Directors of the Corporation.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information set forth under the caption "Information about Directors and Nominees for Directors" in the definitive Proxy Statement of the Corporation dated April 13, 2001 is incorporated by reference herein.

         Reference is made to Part I of this report for information as to executive officers of the Corporation and Bank.

Item 11. Executive Compensation

         The information set forth under the caption "Executive Compensation" in the definitive Proxy Statement of the Corporation dated April 13, 2001 is incorporated by reference herein.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "Security Ownership" in the definitive Proxy Statement of the Corporation dated April 13, 2001 is incorporated by reference herein.


Item 13. Certain Relationships and Related Transactions

         The information set forth under the caption "Related Transactions" in the definitive Proxy Statement of the Corporation dated April 13, 2001 is incorporated by reference herein.



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements

                The following financial statements of the Corporation appear in the Corporation's 2000 Annual Report to Stockholders and are incorporated by reference in item 8.

                Report of Independent Auditors

                Consolidated Balance Sheets as of December 31, 2000 and 1999

                Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

                (13)           2000 Annual Report to Stockholders. [13]

                (21)**         Subsidiaries of the Registrant. [21]

                (23)           Opinion of Grant Thornton LLP. [23]




         (b) Reports on Form 8-K

                The Corporation filed no reports on Form 8-K during the quarter ended December 31, 2000.

FORM 10-K SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2001.


                             Dearborn Bancorp, Inc.



                                    /s/  John E. Demmer
                        By ___________________________________________
                              (John E. Demmer, Chairman of the Board)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2001.


/s/ John E. Demmer
------------------------          Chairman of the Board, Chief Executive Officer and Director
(John E. Demmer)                  (Principal Executive Officer)

/s/ Jeffrey L. Karafa
------------------------          Vice President, Treasurer and Secretary
(Jeffrey L. Karafa)               (Principal Financial and Accounting Officer)


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


/s/ David Himick
--------------------------        Director
(David Himick)


/s/ Bradley F. Keller
--------------------------        Director
(Bradley F. Keller)

/s/ Donald G. Karcher
--------------------------        Director
(Donald G. Karcher)

/s/ Jeffrey G. Longstreth
--------------------------        Director
(Jeffrey G. Longstreth)


/s/ Richard Nordstrom
--------------------------        Vice Chairman
(Richard Nordstrom)               and Director


/s/ Michael J. Ross
--------------------------        President
(Michael J. Ross)                 and Director


/s/ Robert C. Schwyn
--------------------------        Director
(Dr. Robert C. Schwyn)


/s/ Ronnie J. Story
--------------------------        Director
(Ronnie J. Story)

                                 Exhibit Index

Exhibit No.             Description
-----------             -----------

13                      2000 Annual Report to Stockholders

23                      Opinion of Grant Thornton LLP