Form 10-Q
period 2001-03-31
DEARBORN BANCORP INC /MI/
filed 2001-05-15
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended             March 31, 2001.
                                           ---------------

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

Yes      X       No
    -----------     ---------


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of April 30, 2001.

            Class                             Shares Outstanding
            -----                             -------------------
        Common Stock                               2,248,144

                             DEARBORN BANCORP, INC.
                                     INDEX

Part I.    Financial Information:

Item 1.    Financial Statements

           The following consolidated financial statements of
           Dearborn Bancorp, Inc. and its subsidiary included
           in this report are:                                            Page
                                                                          ----
           Independent Accountants' Report                                 3

           Consolidated Balance Sheets - March 31, 2001,
           December 31, 2000  and March 31, 2000                           4

           Consolidated Statements of Income - For the Three
           Months Ended March 31, 2001 and 2000                            5

           Consolidated Statements of Comprehensive Income  - For
           the Three Months Ended March 31, 2001 and 2000                  6

           Consolidated Statements of Cash Flows - For the
           Three Months Ended March 31, 2001 and 2000                      7

           Notes to Consolidated Financial Statements                      8-11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Liquidity and Capital      12-23

Part II.   Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

             Item 6.   Exhibits and Reports on Form 8-K                      24

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

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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






                                              /s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
May 4, 2001






                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)                                03/31/01           12/31/00           03/31/00
                                                                (unaudited)        (audited)         (unaudited)
                                                              ----------------   ---------------    ---------------
ASSETS
Cash and cash equivalents
     Cash and due from banks                                           $3,767            $2,300             $2,929
     Federal funds sold                                                24,124             6,334                654
     Interest bearing deposits with banks                              16,269               ---                ---
                                                              ----------------   ---------------    ---------------
              Total cash and cash equivalents                          44,160             8,634              3,583

Mortgage loans held for sale                                            6,855             1,085                540
Investment securities, available for sale                              12,891            51,916             54,739
Federal Home Loan Bank stock                                              450               450                381
Loans
     Loans                                                            132,169           128,104             93,959
     Allowance for loan losses                                        (1,272)           (1,252)              (880)
                                                              ----------------   ---------------    ---------------
              Net loans                                               130,897           126,852             93,079

Premises and equipment, net                                             3,721             3,159              2,711
Accrued interest receivable                                               902             1,534              1,176
Other assets                                                              192               248                837
                                                              ----------------   ---------------    ---------------

     Total assets                                                    $200,068          $193,878           $157,046
                                                              ================   ===============    ===============


LIABILITIES
Deposits
     Non-interest bearing deposits                                    $22,290           $19,153            $14,380
     Interest bearing deposits                                        147,739           144,968            108,837
                                                              ----------------   ---------------    ---------------
              Total deposits                                          170,029           164,121            123,217

Other liabilities
     Federal funds purchased                                              ---               ---              1,100
     Federal Home Loan Bank advances                                      ---               ---              4,000
     Mortgage payable                                                     460               467                486
     Accrued interest payable                                             866               826                543
     Other liabilities                                                    581               701                648
                                                              ----------------   ---------------    ---------------
              Total liabilities                                       171,936           166,115            129,994

STOCKHOLDERS' EQUITY
     Common stock - 5,000,000 shares authorized,
              2,252,744 shares outstanding at March 31, 2001,
              2,268,244 shares outstanding at December 31,
              2000 and 2,404,910 shares outstanding at
              March 31, 2000                                           27,310            27,451             28,576
     Retained earnings (deficit)                                          791               471              (529)
     Accumulated other comprehensive income (loss)                         31             (159)              (995)
                                                              ----------------   ---------------    ---------------
               Total stockholders' equity                              28,132            27,763             27,052

               Total liabilities and stockholders' equity            $200,068          $193,878           $157,046
                                                              ================   ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.


                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


(In thousands, except share data)                                                  Three Months Ended
                                                                            03/31/01                03/31/00
                                                                       --------------------     ------------------
Interest income
          Interest on loans                                                         $2,936                 $1,909
          Interest on investment securities, available for sale                        455                    794

          Interest on interest bearing deposits with banks                              59                    ---
          Interest on federal funds and deposits with banks                            220                     22
                                                                       --------------------     ------------------
                    Total interest income                                            3,670                  2,725

Interest expense
          Interest on deposits                                                       2,055                  1,321
          Interest on other borrowings                                                   8                     60
                                                                       --------------------     ------------------
                    Total interest expense                                           2,063                  1,381

                    Net interest income                                              1,607                  1,344
Provision for loan losses                                                              130                    115
                                                                       --------------------     ------------------

Net interest income after provision for loan losses                                  1,477                  1,229
                                                                       --------------------     ------------------

Non-interest income
          Service charges on deposit accounts                                           62                     58
          Fees for other services to customers                                           7                      6
          Gain on the sale of loans                                                    160                     61
          Gain(loss) on the sale of investment securities                              (5)                    ---
          Other income                                                                   2                    (1)
                                                                       --------------------     ------------------
                    Total non-interest income                                          226                    124

Non-interest expenses
          Salaries and employee benefits                                               806                    591
          Occupancy and equipment expense                                              113                    147
          Advertising and marketing                                                     36                     31
          Stationery and supplies                                                       41                     42
          Professional services                                                         73                     65
          Data processing                                                               48                     35
          FDIC insurance premiums                                                        7                      6
          Other operating expenses                                                      93                    116
                                                                       --------------------     ------------------
                    Total non-interest expenses                                      1,217                  1,033

Income before income tax provision                                                     486                    320
Income tax provision                                                                   166                    109
                                                                       --------------------     ------------------

Net income                                                                            $320                   $211
                                                                       ====================     ==================

Per share data:
Net income - basic and diluted                                                       $0.14                  $0.09

Weighted average number of shares outstanding - basic                            2,261,251              2,423,365
Weighted average number of shares outstanding - diluted                          2,273,900              2,423,365

The accompanying notes are an integral part of these consolidated financial statements

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


(In thousand)                                                                    Three Months Ended
                                                                            03/31/01                03/31/00
                                                                       --------------------    -------------------
Net income                                                                            $320                   $211
Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities
          Unrealized holding gains (losses) arising during period                      283                  (260)

          Less:  reclassification adjustment for losses included
               in net income                                                             5                    ---
          Tax effects                                                                 (98)                     87
                                                                       --------------------    -------------------
Other comprehensive income (loss)                                                      190                  (173)
                                                                       --------------------    -------------------

Comprehensive income                                                                  $510                    $38
                                                                       ====================    ===================

The accompanying notes are an integral part of these consolidated financial statements


                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                                                           Three Months Ended
                                                                                    3/31/01            3/31/00
                                                                                 ---------------    ---------------
Cash flows from operating activities
          Interest and fees received                                                  $4,302          $2,919
          Interest paid                                                               (2,023)         (1,307)
          Taxes paid                                                                    (450)            (87)
          Proceeds from sale of mortgages held for sale                               14,451           4,256
          Origination of mortgages held for sale                                     (20,221)         (3,952)
          Cash paid to suppliers and employees                                          (781)           (862)
                                                                                    --------        --------
          Net cash provided by (used in) operating activities                         (4,722)            967

Cash flows from investing activities
          Proceeds from calls and maturities of securities available for sale         31,750             ---
          Proceeds from sales of securities available for sale                        13,755             ---
          Purchases of securities available for sale                                  (6,212)             (5)
          Increase in loans, net of payments received                                 (4,175)         (8,585)
          Purchases of property and equipment                                           (630)           (392)
                                                                                    --------        --------
          Net cash provided by (used in) investing activities                         34,488          (8,982)

Cash flows from financing activities
          Net increase (decrease) in non-interest bearing deposits                     3,137            (479)
          Net increase in interest bearing deposits                                    2,771           4,821
          Decrease in federal funds purchased                                            ---          (1,900)
          Increase in Federal Home Loan Bank advances                                    ---           2,000
          Principal payments on mortgage payable                                          (7)             (7)
          Purchase of treasury stock                                                    (141)           (246)
                                                                                    --------        --------
          Net cash provided by financing activities                                    5,760           4,189

Increase (decrease) in cash and cash equivalents                                      35,526          (3,826)
Cash and cash equivalents at the beginning of the period                               8,634           7,409
                                                                                    --------        --------

Cash and cash equivalents at the end of the period                                   $44,160          $3,583
                                                                                    ========        ========

Reconciliation of net income to net cash provided by
  (used in) operating activities
Net income                                                                              $320            $211
          Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities
                    Provision for loan losses                                            130             115
                    Depreciation and amortization expense                                 68              69
                    Accretion of discount on investment securities                       (10)             (1)
                    Amortization of premium on investment securities                      31              29
                    Loss on the sale of investment securities                              5              --
                    Gain on sale of mortgage loans                                      (160)            (61)
                    (Increase) decrease in mortgages held for sale                    (5,610)            304
                    Decrease in interest receivable                                      632             194
                    Increase in interest payable                                          40              74
                    (Increase) in other assets                                           (48)            (13)
                    Increase (decrease) in other liabilities                            (120)             46
                                                                                    --------        --------

Net cash provided by (used in) operating activities                                  ($4,722)           $967
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

         The consolidated financial statements of the Corporation as of March 31, 2001 and 2000, and December 31, 2000 and for the three month period ended March 31, 2001 and 2000 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements as of March 30, 2001 and 2000, and for the three months ended March 31, 2001 and 2000 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 2000 Annual Report to Stockholders on Form 10-K.














B.       Investment Securities - Available For Sale

          The amortized cost and estimated market value of investment securities available for sale are as follows (in thousands):


                                                                             March 31, 2001
                                                    -----------------------------------------------------------------
                                                                        Gross            Gross          Estimated
                                                      Amortized       Unrealized      Unrealized          Market
                                                        Cost            Gains           Losses            Value
                                                    --------------  --------------- ----------------  ---------------
         US Treasury securities                            $2,196              $31             $---           $2,227
         US Government agency securities                    4,310              ---              (1)            4,309
         Corporate debt securities                          2,018                4              ---            2,022
         Municipal bonds                                      125              ---              ---              125
         FHLMC preferred stock                              4,000               10              ---            4,010
         Money market mutual funds                            198              ---              ---              198
                                                    --------------  --------------- ----------------  ---------------

                   Totals                                 $12,847              $45             ($1)          $12,891
                                                    ==============  =============== ================  ===============



                                                                           December 31, 2000
                                                    -----------------------------------------------------------------
                                                                        Gross            Gross          Estimated
                                                      Amortized       Unrealized      Unrealized          Market
                                                        Cost            Gains           Losses            Value
                                                    --------------  --------------- ----------------  ---------------
         US Treasury securities                            $2,221             $---             ($6)           $2,215
         US Government agency securities                   49,810              ---            (233)           49,577
         Municipal bonds                                      125              ---              (1)              124
                                                    --------------  --------------- ----------------  ---------------

                   Totals                                 $52,156             $---           ($240)          $51,916
                                                    ==============  =============== ================  ===============


          The amortized cost and estimated market value of investment securities
          - available for sale at March 31, 2001 by contractual maturity are shown below (in thousands):

                                                                                                        Estimated
                                                                                       Amortized          Market
                                                                                          Cost            Value
                                                                                     ---------------  ---------------
         Due in three months or less                                                           $198             $198
         Due in three months through one year                                                   190              190
         Due in one year through five years                                                   8,459            8,493
         Due in greater than five years                                                       4,000            4,010
                                                                                     ---------------  ---------------

                   Totals                                                                   $12,847          $12,891
                                                                                     ===============  ===============

         Sales of securities during the three months ended March 31, 2001 resulted in proceeds, gross gains and gross losses of $13,755,000, $1,000 and $6,000, respectively.

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

         A summary of the option activity is as follows for the three months ended March 31, 2001 is as follows:

                                                                                                          Weighted
                                                                                             Weighted   Average Fair
                                                           Available                         Average      Value of
                                                              for          Options           Exercise      Options
                                                             Grant       Outstanding          Price        Granted
                                                             -----       -----------          -----        -------
         Outstanding at January 1, 2001                     308,498           185,502            $ 9.53
         Granted                                           (88,500)            88,500              8.64      3.79
                                                       -------------     -------------
         Outstanding at March 31, 2001                      219,998           274,002              9.24

         For the options outstanding at March 31, 2001, the range of exercise prices was $6.81 to $12.75 per share with a weighted-average remaining contractual term of 8.3 years. At March 31, 2001, 185,502 options were exercisable at weighted average exercise prices of $9.53 per share.

         Had compensation cost for stock options been measured using the fair value method of FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the three months ended March 31, 2001 and 2000 (in thousands, except per share data). The pro forma effects may increase in the future if more options are granted.


                                                                For the Three Months Ended March 31,
                                                               2001                            2000
                                                     --------------------------    -----------------------------
         Net income
                   As reported                                      $320                             $211
                   Pro forma                                         184                              136
         Basic income per share
                   As reported                                     $0.14                            $0.09
                   Pro forma                                        0.08                             0.06
         Diluted income per share
                 As reported                                        0.14                             0.09
                 Pro forma                                          0.08                             0.06

         The pro forma effects are computed with option pricing models, using the following weighted average assumptions as of grant date for grants during the three month periods ended March 31, 2001 and 2000.

                                                                   2001                  2000
                                                             ------------------   -------------------
          Risk-free interest rate                                        5.15%                 6.76%
          Expected option life                                         8 years               9 years
          Dividend yield                                                 0.00%                 0.00%
          Expected volatility of stock price                            25.50%                33.45%

           All share and per share amounts have been adjusted for stock dividends.

PART I  -  FINANCIAL INFORMATION

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

GENERAL

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. On December 20, 1995, the Bank opened its second office, located at 24935 West Warren Avenue, Dearborn Heights, Michigan. On August 11, 1997, the Bank opened its third office, located at 44623 Five Mile Road, Plymouth Township, Michigan. The Bank is in the process of constructing an office, located at 1325 N. Canton Center Road, Canton Township, Michigan, which is expected to open in the second quarter of 2001. The Bank is also in the process of forming a mortgage company, which will be operational on May 1, 2001.

RESULTS OF OPERATIONS

The Corporation reported net income of $320,000 for the three month period ended March 31, 2001, compared to net income of $211,000 for the three month period ended March 31, 2000. The increase in net income was primarily due to the improvements in net interest income and the increase in gain on the sale of loans. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios during the period, somewhat offset by the compression of the net interest margin discussed more fully below. Management expects net interest income to continue to increase during 2001 due to the continued growth in the loan portfolio and the continued diversification of the deposit mix to emphasize transaction based deposit products. The gain on sale of loans, which is based on the level of residential real estate mortgage originations is also expected to continue at this level during the next three months based on the current interest rate environment. These improvements in net income will be partially offset by the start-up costs of a new branch office in Canton Township, Michigan.

NET INTEREST INCOME

2001 Compared to 2000. As noted on the two charts on the following pages, net interest income for the three month period ended March 31, 2001, was $1,607,000 compared to $1,344,000 for the same period ended March 31, 2000, an increase of $263,000 or 20%. This increase was caused primarily by an increase in average earning assets of $36.7 million between the periods while interest-bearing liabilities grew by $33.6 million. At the same time the Corporation's interest rate spread decreased to 2.28% in 2001 from 2.41% in 2000. The Corporation's net interest margin decreased to 3.55% in 2001 from 3.68% in 2000. The Corporation's decrease in interest rate spread and net interest margin was primarily the result of the increasing cost of the Bank's deposits as a result of a rise in general industry rates during the previous quarter, which was partially offset by the increasing yield on the Bank's loan portfolio. The Bank expects the interest rate spread and net interest margin to improve throughout the remainder of 2001 as time deposits are repriced in a lower interest rate environment more rapidly than loans reprice.

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


                                                   Three months ended March 31,     Three months ended March 31,
                                                              2001                              2000
                                                  -------------------------------  -------------------------------
                                                   Average              Average     Average              Average
(In thousands)                                     Balance    Interest    Rate      Balance    Interest    Rate
                                                  ----------  --------  ---------  ----------  --------  ---------
Assets
     Federal funds sold and interest
         bearing deposits with banks                $21,202      $279      5.34%      $1,582       $22      5.59%
     Investment securities, available for sale       32,424       455      5.69%      55,259       794      5.78%
     Loans                                          130,088     2,936      9.15%      90,159     1,909      8.52%
                                                  ----------  --------  ---------  ----------  --------  ---------
         Sub-total earning assets                   183,714     3,670      8.10%     147,000     2,725      7.46%
     Other assets                                     9,302                            6,043
                                                  ----------                       ----------

         Total assets                              $193,016                         $153,043
                                                  ==========                       ==========


Liabilities and stockholders' equity
     Interest bearing deposits                     $143,217    $2,055      5.82%    $106,123    $1,321      5.01%
     Other borrowings                                   462         8      7.02%       3,943        60      6.12%
                                                  ----------  --------  ---------  ----------  --------  ---------
         Sub-total interest bearing liabilities     143,679     2,063      5.82%     110,066     1,381      5.05%
     Non-interest bearing deposits                   19,878                           14,667
     Other liabilities                                1,466                            1,128
     Stockholders' equity                            27,993                           27,182
                                                  ----------                       ----------

         Total liabilities and stockholders'
          equity                                   $193,016                         $153,043
                                                  ==========                       ==========

         Net interest income                                   $1,607                           $1,344
                                                              ========                         ========


         Net interest rate spread                                          2.28%                            2.41%
                                                                        =========                        =========

         Net interest margin on earning assets                             3.55%                            3.68%
                                                                        =========                        =========

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


                                                                           Three Months Ended March 31,
                                                                                      2001/2000
                                                                               Change in Interest Due to:
                                                             -------------------------------------------------------
                                                                 Average             Average              Net
(In thousands)                                                   Balance              Rate              Change
                                                             ----------------    ----------------   ----------------
Assets
          Federal funds sold and interest
                    bearing deposits with banks                         $258                ($1)               $257
          Investment securities, available for sale                    (327)                (12)              (339)
          Loans                                                          886                 141              1,027
                                                             ----------------    ----------------   ----------------
Total earning assets                                                    $817                $128               $945
                                                             ================    ================   ================


Liabilities
          Interest bearing deposits                                     $522                $212               $734
          Other borrowings                                              (61)                   9               (52)
                                                             ----------------    ----------------   ----------------
Total interest bearing liabilities                                      $461                $221               $682
                                                             ================    ================   ================

                Net interest income                                                                            $263
                                                                                                    ================


                Net interest rate spread                                                                    (0.13%)
                                                                                                    ================

                Net interest margin on earning assets                                                       (0.13%)
                                                                                                    ================

PROVISION FOR LOAN LOSSES

2001 Compared to 2000. The provision for loan losses was $130,000 for the three month period ended March 31, 2001, compared to $115,000 for the same period in 2000, an increase of $15,000 or 13% for the three month period. The provision for loan losses for the three month period ended March 31, 2001 is based on the internal analysis of the adequacy of the allowance for loan losses and the increase is primarily the result of loan growth of $4.1 million for the three month period ended March 31, 2001. The provision for loan losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.
NON-INTEREST INCOME

2001 Compared to 2000. Non-interest income was $226,000 for the three month period ended March 31, 2001, compared to $124,000 for the same period in 2000, an increase of $102,000 or 82%. The increase was primarily due to the increase in the gain on the sale of loans during the period. The amount of loans sold during the three months ended March 31, 2001 was $14.5 million compared to $4.3 million during the same period in 2000. Management expects that non-interest income will continue to increase as interest rates decline on residential mortgage loans.

NON-INTEREST EXPENSE

2001 Compared to 2000. Non-interest expense was $1,217,000 for the three month period ended March 31, 2001, compared to $1,033,000 for the same period in 2000, an increase of $184,000 or 18%. The largest component of non-interest expense was salaries and employee benefits which amounted to $806,000 for the three month period ended March 31, 2001, compared to $591,000 for the same period in 2000, an increase of $215,000 or 36%. The primary factor for the increase in salaries and employee benefits was the expansion of the commercial lending, residential lending departments and the operations department. As of March 31, 2001, the number of full time equivalent employees was 50 compared to 40 as of March 31, 2000. Salaries and employee benefits will continue to increase with general staff increases and the opening of the Canton Township branch office.

As of March 31, 2000, the Corporation recorded $32,000 in Michigan Single Business Tax expense. During 2001, the Corporation estimates that Michigan Single Business Tax expense to be approximately $100,000. However, in order to take advantage of a tax planning strategy, the Bank is in the process of forming a 100% Bank-owned Mortgage Company that is expected to begin operating by May 1, 2001. The formation of Community Bank Mortgage, Inc. will help management to streamline the operations of its mortgage banking activities and result in estimated savings during 2001 of approximately $50,000 in expenses after the initial cost of formation. In the years thereafter, the Corporation expects to nearly eliminate all Michigan Single Business Tax expense.

INCOME TAX PROVISION

2001 Compared to 2000. The income tax expense was $166,000 for the three month period ended March 31, 2001, compared to $109,000 for the same period in 2000, an increase of $57,000 or 52%. The increase was primarily a result of increased pre-tax income.










COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

Assets. Total assets at March 31, 2001 were $200.1 million compared to $193.9 million at December 31, 2000, an increase of $6.2 million or 3%. The increase was primarily due to increases in loan volume.

Federal Funds Sold. Total federal funds sold at March 31, 2001 were $24.1 million compared to $6.3 million at December 31, 2000, an increase of $17.8 million or 283%. The increase was primarily due to the short term deployment of funds that were received as a result of several calls of government agency securities by the issuer of the security. These funds are deployed into federal funds sold until they can be invested into other securities or can be utilized to fund loan volume.

Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2001 were $16.3 million compared to $0.0 million at December 31, 2000. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2001 were $6.9 million compared to $1.1 million at December 31, 2000, an increase of $5.8 million or 532%. This increase was a result of a significant increase in the level of residential real estate mortgage loan activity due to decreasing mortgage interest rates during the period.

Investment Securities - Available for Sale. Total investment securities - available for sale, at March 31, 2001 were $12.9 million compared to $51.9 million at December 31, 2000, a decrease of $39.0 million or 75%. The decrease in investment securities - available for sale was due to calls by the issuer and the sale of U. S. Government agency securities during the period. The funds from the sale of U. S. Government agency securities, which occurred in January 2001 were utilized to fund loan demand. The funds from the calls of Government agency securities, which occurred in February 2001 and March 2001 were invested in federal funds sold until they can be deployed into loans. The following is a summary of securities that were sold or called by the issuer during the period.

                                               Par           Amortized         Average
                                              Value            Cost             Yield         Gain (Loss)
                                          --------------- ----------------  ---------------  ---------------
       Securities sold                           $13,755          $13,749            5.75%              (5)
       Securities called by issuer                31,750           31,748            5.58%              ---
                                          --------------- ----------------  ---------------  ---------------

                                                 $45,505          $45,497            5.63%              (5)
                                          =============== ================  ===============  ===============


Please refer to Note B for the amortized cost and estimated market value of investment securities - available for sale.

All securities within the Corporation's portfolio are U.S. Treasury issues, U.S. Government sponsored agency issues, corporate debt and equity securities carrying ratings of Aa2 or better or municipal obligations carrying ratings of Aaa or better. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $450,000 at March 31, 2001 and December 31, 2000.

Loans. Total loans at March 31, 2001 were $132.2 million compared to $128.1 million at December 31, 2000, an increase of $4.1 million or 3%. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                                        03/31/01             12/31/00             03/31/00
                                                   -------------------  -------------------  -------------------
Consumer loans                                                $17,840              $18,650              $12,909
Commercial, financial, & other                                 28,546               26,586               20,828
Commercial real estate construction                             3,274                2,290                2,439
Commercial real estate mortgages                               54,573               49,900               29,989
Residential real estate mortgages                              27,936               30,678               27,794
                                                   -------------------  -------------------  -------------------

                                                              132,169              128,104               93,959
Allowance for loan losses                                     (1,272)              (1,252)                (880)
                                                   -------------------  -------------------  -------------------

                                                             $130,897             $126,852              $93,079
                                                   ===================  ===================  ===================


The following is a summary of non-performing assets and problems loans (in thousands):

                                                        03/31/01             12/31/00             03/31/00
                                                   -------------------  -------------------  -------------------
Over 90 days past due and still accruing                         $413                 $531                 $---
Non-accrual loans                                                 291                  673                  963
Renegotiated loans                                                362                  ---                  ---
Other real estate owned                                           ---                  ---                  ---
                                                   -------------------  -------------------  -------------------

                                                               $1,066               $1,204                 $963
                                                   ===================  ===================  ===================


Non-accrual loans at March 31, 2001 were $291,000, of which, $232,000 were well secured by residential real estate. Non-accrual loans consisted of a $174,000 slow paying residential mortgage, a $58,000 residential mortgage in bankruptcy proceedings and a $59,000 SBA-guaranteed commercial loan. Renegotiated loans consists of one loan that is paid current.

Allowance for Loan Losses. The allowance for loan losses was $1.3 million at March 31, 2001 and December 31, 2000. The increase in the amount provided for loan losses was offset by net charge-offs of $110,000 during the period. The allowance for loan losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

                                                     Quarter Ended          Year Ended         Quarter Ended
                                                        03/31/01             12/31/00             03/31/00
                                                   -------------------  -------------------  -------------------
Balance, beginning of year                                     $1,252                 $781                 $781

Charge-offs:
          Consumer loans                                         (34)                 (21)                 (16)
          Commercial loans                                       (88)                 (20)                  ---
Recoveries:
          Consumer loans                                            8                  ---                  ---
          Commercial loans                                          4                    2                  ---
                                                   -------------------  -------------------  -------------------

Net charge-offs                                                 (110)                 (39)                 (16)

Additions charged to operations                                   130                  510                  115
                                                   -------------------  -------------------  -------------------

Balance, end of period                                         $1,272               $1,252                 $880
                                                   ===================  ===================  ===================

Allowance to total loans                                        0.96%                0.98%                0.94%
                                                   ===================  ===================  ===================

Allowance to nonperforming assets                             119.32%              103.99%               91.38%
                                                   ===================  ===================  ===================


Net charge-offs to average loans                                0.08%                0.04%                0.02%
                                                   ===================  ===================  ===================


Premises and Equipment. Bank premises and equipment at March 31, 2001 was $3.7 million compared to $3.2 million at December 31, 2000, an increase of $562,000 or 18%. The increase in premises and equipment was due to work in progress for the Bank's Canton Township office, which will open in May 2001.

Accrued Interest Receivable. Accrued interest receivable at March 31, 2001 was $902,000 compared to $1.5 million at December 31, 2000, a decrease of $632,000 or 41%. The decrease was primarily due to a decrease in the Bank's holdings of investment securities - available for sale.

Other Assets. Other assets at March 31, 2001 were $192,000 compared to $248,000 at December 31, 2000, a decrease of $56,000 or 23%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at March 31, 2001 were $170.0 million compared to $164.1 million at December 31, 2000, an increase of $5.9 million or 4%. The following is a summary of the distribution of deposits (in thousands):

                                                        03/31/01             12/31/00             03/31/00
                                                   -------------------  -------------------  -------------------
Non-interest bearing:
          Demand                                              $22,290              $19,153              $14,380
                                                   -------------------  -------------------  -------------------


Interest bearing:
          Checking                                             $7,533               $6,320               $5,302
          Money market                                         21,087               18,715               15,007
          Savings                                               6,433                4,438                3,827
          Time, under $100,000                                 56,485               56,572               40,935
          Time, $100,000 and over                              56,201               58,923               43,766
                                                   -------------------  -------------------  -------------------

                                                             $147,739             $144,968             $108,837
                                                   ===================  ===================  ===================



The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included an annual birthday celebration and major marketing campaign in March 2001, which targeted transaction-based deposit accounts. The increase in deposits was utilized to fund loan demand. Management expects that deposits will continue to grow due to the opening of the Canton Township branch office and continued growth at each branch. Management is working hard to change the mix of the portfolio by focusing more heavily on demand, interest bearing checking, savings and money market, while reducing its reliance on time deposits.

Mortgage Payable. Mortgage payable at March 31, 2001 was $460,000 compared to $467,000 at December 31, 2000, a decrease of $7,000 or 1%. The decrease in mortgage payable was a result of making standard monthly payments.

Accrued Interest Payable. Accrued interest payable at March 31, 2001 was $866,000 compared to $826,000 at December 31, 2000, an increase of $40,000 or 5%. The increase was primarily due to the increase in the volume of interest bearing deposits.

Other Liabilities. Other liabilities at March 31, 2001 were $581,000 compared to $701,000 at December 31, 2000, a decrease of $120,000 or 17%. The decrease was primarily due to changes in deferred tax liabilities.

CAPITAL

Stockholders' equity at March 31, 2001 was $28.1 million compared to $27.8 million as of December 31, 2000, an increase of $369,000 or 1%. In prior years, the Corporation had announced that it would repurchase up to 250,000 shares of its outstanding common stock under two stock repurchase programs. Through March 31, 2001, the Corporation was able to repurchase 226,551 shares within Securities and Exchange Commission guidelines primarily related to the volume of market activity. Considering that the Corporation's stock closed at $9.000 per share on March 31, 2001, representing a 72 percent market to book ratio, the Corporation will continue to repurchase shares during 2001.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):

                                                                                             Minimum
                                                                                       To Be Well Capitalized
                                                             Minimum for Capital      Under Prompt Corrective
                                        Actual                Adequacy Purposes          Action Provisions
                                  -------------------    ------------------------   ---------------------------
                                     Amount   Ratio           Amount       Ratio           Amount        Ratio
                                  -------------------    ------------------------   ---------------------------
As of March 31, 2001,
     Total capital
        (to risk weighted assets)
               Consolidated          29,373    21.6%           10,872       8.0%           13,590        10.0%
               Bank                  16,448    12.7%           10,378       8.0%           12,973        10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated          28,101    20.7%            5,436       4.0%            8,154         6.0%
               Bank                  15,176    11.7%            5,189       4.0%            7,784         6.0%
    Tier 1 capital
        (to average assets)
               Consolidated          28,101    14.6%            7,722       4.0%            9,653         5.0%
               Bank                  15,176     8.5%            7,179       4.0%            8,974         5.0%

As of December 31, 2000
     Total capital
        (to risk weighted assets)
               Consolidated          29,174    22.5%           10,353       8.0%           12,941        10.0%
               Bank                  16,159    12.9%           10,023       8.0%           12,529        10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated          27,922    21.7%            5,176       4.0%            7,765         6.0%
               Bank                  14,907    11.9%            5,012       4.0%            7,518         6.0%
    Tier 1 capital
        (to average assets)
               Consolidated          27,922    15.3%            7,351       4.0%            9,188         5.0%
               Bank                  14,907     8.7%            6,817       4.0%            8,522         5.0%


Based on the respective regulatory capital ratios at March 31, 2001 and December 31, 2000, the Corporation and Bank are considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2001, which are expected to mature or reprice in each of the time periods shown below.


                                                                  Interest Rate Sensitivity Period
                                                  -----------------------------------------------------------------
(In thousands)                                       1-90         91-365          1-5         Over
                                                     Days          Days          Years      5 Years       Total
                                                  ------------  ------------  ------------ ----------- ------------
Earning assets
          Federal funds sold                          $24,124          $---          $---        $---      $24,124
          Interest bearing deposits with banks         16,269           ---           ---         ---       16,269
          Mortgage loans held for sale                  6,855           ---           ---         ---        6,855
          Securities available for sale                   199           ---        12,692         ---       12,891
          Federal Home Loan Bank stock                    450           ---           ---         ---          450
          Total loans  (1)                             33,343         7,589        78,149      12,797      131,878
                                                  ------------  ------------  ------------ ----------- ------------
Total earning assets                                   81,240         7,589        90,841      12,797      192,467

Interest bearing liabilities
          Time deposits                                61,305        42,127         9,254         ---      112,686
          Other interest bearing deposits              35,053           ---           ---         ---       35,053
          Mortgage payable                                  7            22           129         302          460
                                                  ------------  ------------  ------------ ----------- ------------
Total interest bearing liabilities                     96,365        42,149         9,383         302      148,199

Net asset (liability) funding gap                    (15,125)      (34,560)        81,458      12,495      $44,268
                                                  ------------  ------------  ------------ ----------- ============

Cumulative net asset (liability) funding gap        ($15,125)     ($49,685)       $31,773     $44,268
                                                  ============  ============  ============ ===========

(1)  Total loans do not include non-accrual loans.



DEARBORN BANCORP, INC. AND SUBSIDIARY

PART II  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)      Financial Statements:

         The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

         Consolidated Balance Sheets - March 31, 2001 (unaudited), December 31,
              2000 and March 31, 2000 (unaudited)

         Consolidated Statements of Income (unaudited) - For the Three Months
              Ended March 31, 2001 and 2000

         Consolidated Statements of  Comprehensive Income (unaudited) -  For the
              Three Months Ended March 31, 2001 and 2000

         Consolidated Statements of Cash Flows (unaudited) -  For the Three
              Months Ended March 31, 2001 and 2000

         Notes to Consolidated Financial Statements

(b) A Form 8-K Report was not filed during the three months ended March 31, 2001.

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




Date:  May 10, 2001