Form 10-Q
period 2001-06-30
DEARBORN BANCORP INC /MI/
filed 2001-08-14
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended         June 30, 2001.



Commission file number 000-24478.



                             DEARBORN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              Michigan                                    38-3073622
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

Yes   X       No
    -----        -----


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of July 31, 2001.


                    Class                           Shares Outstanding
                    -----                           -------------------
                Common Stock                               2,335,294

                             DEARBORN BANCORP, INC.
                                      INDEX

Part I.           Financial Information:

Item 1.           Financial Statements


                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:         Page
                                                                                        ----
                  Independent Accountants' Report                                         3

                  Consolidated Balance Sheets - June 30, 2001,
                  December 31, 2000  and June 30, 2000                                    4

                  Consolidated Statements of Income - For the Three
                  Three and Six Months Ended June 30, 2001 and 2000                       5

                  Consolidated Statements of Comprehensive Income  - For
                  the Three and Six Months Ended June 30, 2001 and 2000                    6

                  Consolidated Statements of Cash Flows - For the
                  Six Months Ended June 30, 2001 and 2000                                  7

                  Notes to Consolidated Financial Statements                               8-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Liquidity and Capital               12-25

Part II.          Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 4.   Submission of Matters to a Vote of Security Holders            26
                  Item 6.   Exhibits and Reports on Form 8-K

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 5.   Other Information                                              27
SIGNATURES

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2001 and 2000 and the related consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with auditing standards generally accepted in the United States of America. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.






                                              /s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
July 25, 2001

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Dollars, in thousands)

                                                                      06/30/01       12/31/00         06/30/00
                                                                     Unaudited       Audited         Unaudited
                                                                    -------------   ------------    -------------
ASSETS
Cash and cash equivalents
          Cash and due from banks                                         $3,967         $2,300           $2,866
          Federal funds sold                                              19,638          6,334            3,849
          Interest bearing deposits with banks                             6,257            ---              ---
                                                                    -------------   ------------    -------------
                    Total cash and cash equivalents                       29,862          8,634            6,715

Mortgage loans held for sale                                               4,636          1,085            2,384
Securities available for sale                                             20,606         51,916           58,967
Federal Home Loan Bank stock                                                 450            450              381
Loans
          Loans                                                          141,303        128,104          102,662
          Allowance for loan losses                                      (1,373)        (1,252)          (1,007)
                                                                    -------------   ------------    -------------
                    Net loans                                            139,930        126,852          101,655

Premises and equipment, net                                                4,317          3,159            2,692
Accrued interest receivable                                                1,015          1,534            1,435
Other assets                                                                 215            248              544
                                                                    -------------   ------------    -------------

          Total assets                                                  $201,031       $193,878         $174,773
                                                                    =============   ============    =============

LIABILITIES
Deposits
          Non-interest bearing deposits                                  $22,045        $19,153          $21,202
          Interest bearing deposits                                      149,139        144,968          124,718
                                                                    -------------   ------------    -------------
                    Total deposits                                       171,184        164,121          145,920

Other liabilities
          Mortgage payable                                                   453            467              480
          Accrued interest payable                                           820            826              556
          Other liabilities                                                  342            701              385
                                                                    -------------   ------------    -------------
                    Total liabilities                                    172,799        166,115          147,341
                                                                    -------------   ------------    -------------

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                   2,340,594 shares outstanding at 6/30/01,
                   2,381,488 shares outstanding at 12/31/00
                   and 2,511,170 shares outstanding
                   at 6/30/00 (1)                                         28,173         27,451           28,469
          Retained earnings (deficit)                                         23            471            (214)
          Accumulated other comprehensive income (loss)                       36          (159)            (823)
                                                                    -------------   ------------    -------------
                    Total stockholders' equity                            28,232         27,763           27,432

                    Total liabilities and stockholders' equity          $201,031       $193,878         $174,773
                                                                    =============   ============    =============

(1) All share and per share data has been adjusted to reflect the issuance of a stock dividend on May 15, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share data)                     Three Months Ended            Six Months Ended
                                                                 06/30/01      06/30/00      06/30/01     06/30/00
                                                                ------------  -----------   -----------  -----------
Interest income
          Interest on loans                                           2,964       $2,207        $5,900       $4,116
          Interest on securities available for sale                     215          821           670        1,615
          Interest on federal funds                                     218          113           438          135
          Interest on deposits with banks                               115          ---           174          ---
                                                                ------------  -----------   -----------  -----------
                    Total interest income                             3,512        3,141         7,182        5,866

Interest expense
          Interest on deposits                                        1,946        1,605         4,001        2,926
          Interest on other borrowings                                    8           20            16           80
                                                                ------------  -----------   -----------  -----------
                    Total interest expense                            1,954        1,625         4,017        3,006

                    Net interest income                               1,558        1,516         3,165        2,860
Provision for loan losses                                               125          125           255          240
                                                                ------------  -----------   -----------  -----------

Net interest income after provision for loan losses                   1,433        1,391         2,910        2,620
                                                                ------------  -----------   -----------  -----------

Non-interest income
          Service charges on deposit accounts                            68           52           130          110
          Fees for other services to customers                            9            7            16           13
          Gain on the sale of loans                                     281           76           441          137
          Gain(loss) on the sale of investment securities               ---          ---           (5)          ---
          Other income                                                  ---            2             2            1
                                                                ------------  -----------   -----------  -----------
                    Total non-interest income                           358          137           584          261

Non-interest expenses
          Salaries and employee benefits                                793          672         1,599        1,263
          Occupancy and equipment expense                               128          112           241          259
          Advertising and marketing                                      47           40            83           71
          Stationery and supplies                                        52           25            93           56
          Professional services                                          73           62           146          138
          Data processing                                                50           46            98           81
          FDIC insurance premiums                                         7            6            14           12
          Other operating expenses                                      120           87           213          203
                                                                ------------  -----------   -----------  -----------
                    Total non-interest expenses                       1,270        1,050         2,487        2,083

Income before income tax provision                                      521          478         1,007          798
Income tax provision                                                    175          163           341          272
                                                                ------------  -----------   -----------  -----------

Net income                                                             $346         $315          $666         $526
                                                                ============  ===========   ===========  ===========

Per share data (1):
Net income - basic and diluted                                        $0.15        $0.13         $0.28        $0.21

Weighted average number of shares outstanding - basic (1)         2,349,785    2,517,409     2,361,898    2,530,902
Weighted average number of shares outstanding - diluted (1)       2,375,318    2,518,516     2,381,384    2,530,902

(1) All share and per share data has been adjusted to reflect the issuance of a stock dividend on May 15, 2001.
The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)                                                      Three Months Ended            Six Months Ended
                                                                  06/30/01      06/30/00       06/30/01     06/30/00
                                                                  ----------   ------------   -----------  -----------

Net income                                                             $346           $315          $666         $526
Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities
     Unrealized holding gains (losses) arising during period              8            260           290          (1)
     Plus:  reclassification adjustment for losses included
        in net income                                                   ---            ---             5          ---
          Tax effects                                                   (3)           (88)         (100)          ---
                                                                  ----------   ------------   -----------  -----------
Other comprehensive income (loss)                                         5            172           195          (1)
                                                                  ----------   ------------   -----------  -----------

Comprehensive income                                                   $351           $487          $861         $525
                                                                  ==========   ============   ===========  ===========

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                                         Six Months Ended
                                                                     6/30/01     6/30/00
                                                                   ----------------------
Cash flows from operating activities
    Interest and fees received                                       $7,701       $5,801
    Interest paid                                                   (3,211)      (2,919)
    Taxes paid                                                        (330)        (237)
    Proceeds from sale of mortgages held for sale                    33,547        9,400
    Origination of mortgages held for sale                         (36,791)     (11,001)
    Cash paid to suppliers and employees                            (3,248)      (1,692)
                                                                   ---------    ---------
    Net cash used in operating activities                           (2,332)        (648)

Cash flows from investing activities
    Proceeds from maturities and calls of securities available
     for sale                                                        35,870          ---
    Proceeds from sales of securities available for sale             13,755          ---
    Purchases of securities available for sale                     (18,080)      (4,000)
    Increase in loans, net of payments received                    (13,334)     (17,286)
    Purchases of property and equipment                             (1,308)        (438)
                                                                   ---------    ---------
    Net cash provided by (used in) investing activities              16,903     (21,724)

Cash flows from financing activities
    Net increase in non-interest bearing deposits                     2,892        6,343
    Net increase in interest bearing deposits                         4,171       20,702
    Decrease in federal funds purchased                                 ---      (3,000)
    Decrease in Federal Home Loan Bank advances                         ---      (2,000)
    Principal payments on mortgage payable                             (14)         (13)
    Purchase of treasury stock                                        (392)        (354)
                                                                   ---------    ---------
    Net cash provided by financing activities                         6,657       21,678

Increase (decrease) in cash and cash equivalents                     21,228        (694)
Cash and cash equivalents at the beginning of the period              8,634        7,409
                                                                   ---------    ---------

Cash and cash equivalents at the end of the period                  $29,862       $6,715
                                                                   =========    =========

Reconciliation of net income to net cash provided by
  (used in) operating activities
Net income                                                             $666         $526
    Adjustments to reconcile net income to net cash
        used in operating activities
        Provision for loan losses                                       255          240
        Depreciation and amortization expense                           150          134
        Accretion of discount on investment securities                 (11)          (3)
        Amortization of premium on investment securities                 60           58
        Loss on sale of investment securities                             5          ---
        Gain on sale of mortgage loans                                (441)        (137)
        Increase in mortgages held for sale                         (3,110)      (1,464)
        (Increase) decrease in interest receivable                      519         (65)
        Increase (decrease) in interest payable                         (6)           87
        (Increase) decrease in other assets                            (60)          192
        Decrease in other liabilities                                 (359)        (216)
                                                                   ---------    ---------

Net cash used in operating activities                              ($2,332)       ($648)
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

     The consolidated financial statements of the Corporation as of June 30, 2001 and 2000, and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

     The consolidated financial statements as of June 30, 2001 and 2000, and for the three and six months ended June 30, 2001 and 2000 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 2000 Annual Report to Stockholders on Form 10-K.

B.       Securities Available For Sale

         The amortized cost and estimated market value of securities available for sale are as follows (in thousands):


                                                                           June 30, 2001
                                                 -------------------------------------------------------------------
                                                                       Gross            Gross          Estimated
                                                   Amortized        Unrealized       Unrealized          Market
                                                      Cost             Gains           Losses            Value
                                                 ---------------  ---------------- ----------------  ---------------

         US Treasury securities                          $2,170               $31             $---           $2,201
         US Government agency securities                    190               ---              (1)              189
         Mortgage backed securities                         828                 6              ---              834
         Municipal bonds                                    125                 1              ---              126
         Corporate debt securities                       13,069                48             (47)           13,070
         FHLMC preferred stock                            4,000                10              ---            4,010
         Money market mutual funds                          176               ---              ---              176
                                                 ---------------  ---------------- ----------------  ---------------

                   Totals                               $20,558               $96            ($48)          $20,606
                                                 ===============  ================ ================  ===============


                                                                         December 31, 2000
                                                 -------------------------------------------------------------------
                                                                       Gross            Gross          Estimated
                                                   Amortized        Unrealized       Unrealized          Market
                                                      Cost             Gains           Losses            Value
                                                 ---------------  ---------------- ----------------  ---------------

         US Treasury securities                          $2,221              $---             ($6)           $2,215
         US Government agency securities                 49,810               ---            (233)           49,577
         Municipal bonds                                    125               ---              (1)              124
                                                 ---------------  ---------------- ----------------  ---------------

                   Totals                               $52,156              $---           ($240)          $51,916
                                                 ===============  ================ ================  ===============

         The amortized cost and estimated market value of securities available for sale at June 30, 2001 by contractual maturity are shown below (in thousands):

                                                                                                       Estimated
                                                                                      Amortized         Market
                                                                                         Cost            Value
                                                                                    --------------- ----------------

         Due in three months or less                                                          $176             $176
         Due in three months through one year                                                  315              315
         Due on one year through five years                                                 15,239           15,271
         Due in greater than five years                                                      4,828            4,844
                                                                                    --------------- ----------------

                  Totals                                                                   $20,558          $20,606
                                                                                    =============== ================


         Sales of securities during the six months ended June 30, 2001 resulted in proceeds, gross gains and gross losses of $13,755,000, $1,000 and $6,000, respectively.

C.       Stock Option Plan

         Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 525,000 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.

         A summary of the option activity is as follows for the six months ended June 30, 2001 is as follows:

                                                                                                            Weighted
                                                                                           Weighted       Average Fair
                                                           Available                       Average          Value of
                                                              for          Options         Exercise          Options
                                                             Grant       Outstanding        Price            Granted
                                                           ---------     -----------       --------       ------------
         Outstanding at January 1, 2001                     323,925           194,775        $ 9.08
         Granted                                           (92,925)            92,925          8.23           3.61
                                                       -------------     -------------     ---------
         Outstanding at June 30, 2001                       231,000           287,700          8.80

         For the options outstanding at June 30, 2001, the range of exercise prices was $6.49 to $12.14 per share with a weighted-average remaining contractual term of 8.1 years. At June 30, 2001, 194,775 options were exercisable at weighted average exercise prices of $9.08 per share.

         Had compensation cost for stock options been measured using the fair value method of FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the six months ended June 30, 2001 and 2000 (in thousands, except per share data). The pro forma effects may increase in the future if more options are granted.


                                            For the Six Months Ended June 30,

                                                 2001              2000
                                            --------------    --------------
         Net income
                   As reported                        $666              $526
                   Pro forma                           362               351
         Basic income per share
                   As reported                       $0.28             $0.21
                   Pro forma                          0.15              0.14
         Diluted income per share
                 As reported                          0.28              0.21
                 Pro forma                            0.15              0.14


         The pro forma effects are computed with option pricing models, using the following weighted average assumptions as of grant date for grants during the six month periods ended June 30, 2001 and 2000.

                                                 2001              2000
                                            --------------    --------------
          Risk-free interest rate                     5.15%            6.73%
          Expected option life                      8 years          9 years
          Dividend yield                              0.00%            0.00%
          Expected volatility of stock price         25.50%           33.45%

         All share and per share amounts have been adjusted for stock dividends.

PART I  -  FINANCIAL INFORMATION

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

GENERAL

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. On December 20, 1995, the Bank opened its second office, located at 24935 West Warren Avenue, Dearborn Heights, Michigan. On August 11, 1997, the Bank opened its third office, located at 44623 Five Mile Road, Plymouth Township, Michigan. On May 15, 2001, the Bank opened its fourth office, located at 1325 N. Canton Center Road, Canton Township, Michigan. On May 1, 2001, the Bank formed Community Bank Mortgage, Inc., a wholly-owned subsidiary of the Bank.

RESULTS OF OPERATIONS

The Corporation reported net income of $346,000 and $666,000 for the three and six month periods ended June 30, 2001, compared to net income of $315,000 and $526,000 for the three and six month periods ended June 30, 2000. The increase in net income was primarily due to the increase in gain on the sale of loans and the continued improvement in net interest income. These increases were partially offset by the increase in salaries and employee benefits. The gain on sale of loans, which is based on the level of residential real estate mortgage originations is also expected to continue at this level during the next three months based on the current interest rate environment. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and residential real estate loan portfolios during the period, somewhat offset by the compression of the net interest margin discussed more fully below. Management expects net interest income to continue to increase during 2001 due to the continued growth in the loan portfolio and the continued diversification of the deposit mix to emphasize transaction based deposit products. The increase in salaries and benefits was primarily due to the opening of a new branch office in Canton Township, Michigan.

NET INTEREST INCOME

2001 Compared to 2000. Net interest income for the three month period ended June 30, 2001, was $1,558,000 compared to $1,516,000 for the same period ended June 30, 2000, an increase of $42,000 or 3%. This increase was caused primarily by an increase in average earning assets of $21.2 million between the periods while interest-bearing liabilities grew by $20.5 million. At the same time the Corporation's interest rate spread decreased to 2.34% in 2001 from 2.54% in 2000. The Corporation's net interest margin decreased to 3.45% in 2001 from 3.78% in 2000. The Corporation's decrease in interest rate spread and net interest margin was primarily the result of the decreasing yield on the Bank's earning assets as a result of a decline in short term interest rates during the period. The Bank expects the interest rate spread and net interest margin to improve throughout the remainder of 2001 as the full effect of the repricing of time deposits during the period is realized and as funds that are currently invested in federal funds sold and interest bearing deposits with banks are utilized to fund loans.

Net interest income for the six month period ended June 30, 2001 was $3,165,000 compared to $2,860,000 for the same period ended June 30, 2000, an increase of $305,000 or 11%. This increase was caused primarily by an increase in average earning assets of $28.6 million between the periods while interest bearing liabilities grew by $27.2 million. At the same time, the Corporation's interest rate spread decreased to 2.32% in 2001 from 2.49% in 2000. The Corporation's net interest margin decreased to 3.50% in 2001 from 3.73% in 2000. The decrease in the Corporation's interest rate spread and net interest margin was primarily a result of the increasing cost of the Bank's deposits during the second half of 2000 and the decreasing yield on the Bank's short term investments during 2001.


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

                                                  Three Months ended June 30,        Three months ended June 30,
                                                            2001                               2000
                                               --------------------------------    ------------------------------
                                                Average               Average      Average              Average
(In thousands)                                  Balance    Interest     Rate       Balance   Interest    Rate
                                              ----------  ---------  ---------    ---------  --------  ---------
Assets
      Federal funds sold                       $20,165       $218      4.35%       $7,182      $113      6.33%
      Interest-bearing deposits with banks      10,428        115      4.44%          ---       ---       ---%
      Investment securities, available for
          sale                                  15,508        215      5.58%       56,713       821      5.82%
      Loans                                    135,399      2,964      8.80%       97,472     2,207      9.11%
                                             ----------  ---------  ---------    ---------   -------  ---------
                Sub-total earning assets       181,500      3,512      7.78%      161,367     3,141      7.83%
      Other assets                              12,695                              7,002
                                             ----------                          ---------

                Total assets                  $194,195                           $168,369
                                             ==========                          =========

Liabilities and stockholders' equity
      Interest bearing deposits               $144,046     $1,946      5.43%     $122,349    $1,605      5.28%
      Other borrowings                             455          8      7.07%        1,282        20      6.27%
                                             ----------  ---------  ---------    ---------   -------  ---------
          Sub-total interest bearing
            liabilities                        144,501      1,954      5.44%      123,631     1,625      5.29%
      Non-interest bearing deposits             20,293                             16,523
      Other liabilities                          1,212                              1,106
      Stockholders' equity                      28,189                             27,109
                                             ----------                          ---------

          Total liabilities and
            stockholders' equity              $194,195                           $168,369
                                             ==========                          =========

          Net interest income                               $1,558                            $1,516
                                                          =========                           =======

          Net interest rate spread                                      2.34%                             2.54%
                                                                     =========                         =========

          Net interest margin on
            earning assets                                              3.45%                             3.78%
                                                                     =========                         =========

                                                         Six Months ended June 30,            Six months ended June 30,
                                                                   2001                                 2000
                                                       ------------------------------    --------------------------------
                                                       Average               Average      Average               Average
(In thousands)                                         Balance     Interest   Rate        Balance    Interest     Rate
                                                       ---------   -------   --------    ----------  ---------  ---------
Assets
     Federal funds sold                                 $18,259      $438      4.85%        $4,510       $135      6.02%
     Interest-bearing deposits with banks                 7,664       174      4.59%           ---        ---       ---%
     Investment securities, available for sale           23,920       670      5.66%        55,925      1,615      5.81%
     Loans                                              132,758     5,900      8.99%        93,561      4,116      8.85%
                                                       ---------   -------   --------    ----------  ---------  ---------
         Sub-total earning assets                       182,601     7,182      7.95%       153,996      5,866      7.66%
     Other assets                                        11,008                              6,557
                                                       ---------                         ----------
         Total assets                                  $193,609                           $160,553
                                                       =========                         ==========

Liabilities and stockholders' equity
     Interest bearing deposits                         $143,634    $4,001      5.63%      $114,236     $2,926      5.15%
     Other borrowings                                       459        16      7.05%         2,610         80      6.16%
                                                       ---------   -------   --------    ----------  ---------  ---------
         Sub-total interest bearing liabilities         144,093     4,017      5.64%       116,846      3,006      5.17%
     Non-interest bearing deposits                       20,087                             15,595
     Other liabilities                                    1,338                              1,117
     Stockholders' equity                                28,091                             26,995
                                                       ---------                         ----------
         Total liabilities and stockholders'
           equity                                      $193,609                           $160,553
                                                       =========                         ==========

         Net interest income                                       $3,165                              $2,860
                                                                   =======                           =========

         Net interest rate spread                                              2.32%                               2.49%
                                                                             ========                           =========

         Net interest margin on earning assets                                 3.50%                               3.73%
                                                                             ========                           =========

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

                                                     Three months ended                    Six months ended
                                                     June 30, 2001/2000                   June 30, 2001/2000
                                                 Change in Interest Due to:           Change in Interest Due to:
                                               --------------------------------    -------------------------------
                                               Average    Average       Net        Average    Average      Net
(In thousands)                                 Balance      Rate      Change       Balance      Rate      Change
                                               ---------  ---------  ----------    ---------  ---------  ---------
Assets
     Federal funds sold                            $176      ($71)        $105         $329      ($26)       $303
     Interest-bearing deposits with banks           115        ---         115          174        ---        174
     Investment securities, available for sale    (536)       (70)       (606)        (907)       (38)      (945)
     Loans                                          904      (147)         757        1,717         67      1,784
                                               ---------  ---------  ----------    ---------  ---------  ---------
Total earning assets                               $659     ($288)        $371       $1,313         $3     $1,316
                                               =========  =========  ==========    =========  =========  =========

Liabilities
     Interest bearing deposits                     $245        $96        $341         $799       $276     $1,075
     Other borrowings                              (15)         $5        (12)         (76)         12       (64)
                                               ---------  ---------  ----------    ---------  ---------  ---------
Total interest bearing liabilities                 $230       $101        $329         $723       $288     $1,011
                                               =========  =========  ==========    =========  =========  =========

        Net interest income                                                $42                               $305
                                                                     ==========                          =========

        Net interest rate spread                                       (0.20%)                            (0.17%)
                                                                     ==========                          =========

        Net interest margin on
          earning assets                                               (0.33%)                            (0.23%)
                                                                     ==========                          =========


PROVISION FOR LOAN LOSSES

2001 Compared to 2000. The provision for loan losses was $125,000 and $255,000 for the three and six month periods ended June 30, 2001, compared to $125,000 and $240,000 for the same periods in 2000, an increase of $15,000 or 6% for the six month period. The provision for loan losses for the three and six month periods ended June 30, 2001 is based on the internal analysis of the adequacy of the allowance for loan losses and the increase is primarily the result of loan growth of $13.1 million for the six month period ended June 30, 2001. The provision for loan losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

NON-INTEREST INCOME

2001 Compared to 2000. Non-interest income was $358,000 and $584,000 for the three and six month periods ended June 30, 2001, compared to $137,000 and $261,000 for the same periods in 2000, an increase of $221,000 or 161% for the three month period and $323,000 or 124% for the six month period. The increase was primarily due to the increase in the gain on the sale of loans during the period. The amount of loans sold during the three and six month periods ended June 30, 2001 was $8.6 million and $33.1 million compared to $4.2 million and $9.3 million during the same periods in 2000. Management expects that non-interest income will continue to increase as interest rates on residential mortgage loans and residential mortgage loan activity remain at their present levels resulting in a high level of the sale of mortgage loans.

NON-INTEREST EXPENSE

2001 Compared to 2000. Non-interest expense was $1,270,000 and $2,487,000 for the three and six month periods ended June 30, 2001, compared to $1,050,000 and $2,083,000 for the same periods in 2000, an increase of $220,000 or 21% for the three month period and $404,000 or 19% for the six month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $793,000 and $1,599,000 for the three and six month periods ended June 30, 2001, compared to $672,000 and $1,263,000 for the same periods in 2000, an increase of $121,000 or 18% for the three month period and $336,000 or 27% for the six month period. The primary factor for the increase in salaries and employee benefits during the three month period was the opening of a new office in Canton Township, Michigan. The primary factor for the increase in salaries and employee benefits during the six month period was the expansion of the commercial lending, residential lending departments and the operations department, in addition to the opening of the new branch office. As of June 30, 2001, the number of full time equivalent employees was 55 compared to 44 as of June 30, 2000. Salaries and employee benefits will continue to increase with general staff increases.

INCOME TAX PROVISION

2001 Compared to 2000. The income tax expense was $175,000 and $341,000 for the three and six month periods ended June 30, 2001, compared to $163,000 and $272,000 for the same period in 2000, an increase of $12,000 or 7% for the three month period and $69,000 or 25% for the six month period. The increase was primarily a result of increased pre-tax income.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

Assets. Total assets at June 30, 2001 were $201,031,000 compared to $193,878,000 at December 31, 2000, an increase of $7,153,000 or 4%. The increase was primarily due to increases in loan volume.

Federal Funds Sold. Total federal funds sold at June 30, 2001 were $19,638,000 compared to $6,334,000 at December 31, 2000, an increase of $13,304,000 or 210%. The increase was primarily due to the short term deployment of funds that were received as a result of numerous calls of government agency securities by the issuer of the security. These funds are deployed into federal funds sold until they can be invested into other securities or can be utilized to fund loan volume.

Interest bearing deposits with banks. Total interest bearing deposits with banks at June 30, 2001 were $6,257,000 compared to $0 at December 31, 2000. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2001 were $4,636,000 compared to $1,085,000 at December 31, 2000, an increase of $3,551,000 or 327%. This increase was a result of a significant increase in the level of residential real estate mortgage loan activity due to decreasing mortgage interest rates during the period.

Investment Securities - Available for Sale. Total investment securities - available for sale, at June 30, 2001 were $20,606,000 compared to $51,916,000 at December 31, 2000, a decrease of $31,310,000 or 60%. The decrease in investment securities - available for sale was due to calls by the issuer and the sale of
U. S. Government agency securities during the period. The funds from the sale of
U. S. Government agency securities, which occurred in January 2001 were utilized to fund loan demand. The funds from the calls of Government agency securities, which occurred in February 2001 through April 2001 were invested in federal funds sold until they can be deployed into loans. The following is a summary of securities that were sold or called by the issuer during the period.

                                         Par    Amortized  Average
                                        Value      Cost     Yield  Gain (Loss)
                                       -------- ---------- ------- ----------
       Securities sold                 $13,755    $13,749   5.75%       (5)
       Securities called by issuer      35,870     35,868   5.60%       ---
                                       -------- ---------- ------- ----------

                                       $49,625    $49,618   5.64%       (5)
                                       ======== ========== ======= ==========


Please refer to Note B for the amortized cost and estimated market value of investment securities - available for sale.

All securities within the Corporation's portfolio are U.S. Treasury issues, U.S. Government sponsored agency issues, mortgage-backed securities, corporate debt and equity securities carrying ratings of Aa2 or better or municipal obligations carrying ratings of Aaa or better. The

Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $450,000 at June 30, 2001 and December 31, 2000.

Loans. Total loans at June 30, 2001 were $141,303,000 compared to $128,104,000 at December 31, 2000, an increase of $13,199,000 or 10%. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                             06/30/01      12/31/00      06/30/00
                                           ------------  ------------  ------------

Consumer loans                                 $16,255       $18,650       $15,281
Commercial, financial, & other                  27,754        26,586        22,097
Commercial real estate construction              5,408         2,290         2,742
Commercial real estate mortgages                58,737        49,900        33,866
Residential real estate mortgages               33,149        30,678        28,676
                                           ------------  ------------  ------------

                                               141,303       128,104       102,662
Allowance for loan losses                      (1,373)       (1,252)       (1,007)
                                           ------------  ------------  ------------

                                              $139,930      $126,852      $101,655
                                           ============  ============  ============

The following is a summary of non-performing assets and problems loans (in thousands):

                                             06/30/01      12/31/00      06/30/00
                                           ------------  ------------  ------------


Over 90 days past due and still accruing          $536          $531          $159
Non-accrual loans                                  328           673           442
Renegotiated loans                                 354           ---           ---
Other real estate owned                            ---           ---           ---
                                           ------------  ------------  ------------

                                                $1,218        $1,204          $601
                                           ============  ============  ============

Non-accrual loans at June 30, 2001 were $328,000, of which, $230,000 were well secured by residential real estate. Non-accrual loans consisted of a $174,000 slow paying residential mortgage, a $56,000 residential mortgage in bankruptcy proceedings, $57,000 SBA-guaranteed commercial loan and $41,000 slow paying consumer loan. Renegotiated loans consists of one loan that is paid current.




Allowance for Loan Losses. The allowance for loan losses was $1,373,000 at June 30, 2001 compared to $1,252,000 at December 31, 2000, an increase of 121,000 or 10%. The increase in the amount provided for loan losses was offset by net charge-offs of $135,000 during the period. The allowance for loan losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

                                             Six Months Ended   Year Ended  Six Months Ended
                                                 06/30/01        12/31/00       06/30/00
                                             ----------------   ----------  ----------------

Balance, beginning of year                             $1,252         $781             $781

Charge-offs:
          Consumer loans                                 (43)         (21)             (16)
          Commercial loans                              (103)         (20)              ---
Recoveries:
          Consumer loans                                   11            2                2
                                             -----------------  ----------- ----------------

Net charge-offs                                         (135)         (39)             (14)

Additions charged to operations                           255          510              240
                                             -----------------  ----------- ----------------

Balance, end of period                                 $1,372       $1,252           $1,007
                                             =================  =========== ================

Allowance to total loans                                0.97%        0.98%            0.98%
                                             =================  =========== ================

Allowance to nonperforming assets                     112.64%      103.99%          167.55%
                                             =================  =========== ================

Net charge-offs to average loans                        0.15%        0.84%            0.01%
                                             =================  =========== ================


Premises and Equipment. Bank premises and equipment at June 30, 2001 was $4,317,000 compared to $3,159,000 at December 31, 2000, an increase of $1,158,000 or 37%. The increase in premises and equipment was due to the cost of constructing the Bank's Canton Township office, which opened for business on May 15, 2001 and work in progress for an addition to the Bank's main office, which is scheduled for completion during the fourth quarter of 2001.

Accrued Interest Receivable. Accrued interest receivable at June 30 was $1,015,000 compared to $1,534,000 at December 31, 2000, a decrease of $519,000 or 34%. The decrease was primarily due to a decrease in the Bank's holdings of investment securities - available for sale.

Other Assets. Other assets at June 30, 2001 were $215,000 compared to $248,000 at December 31, 2000, a decrease of $33,000 or 13%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at June 30, 2001 were $171,184,000 compared to $164,121,000 at December 31, 2000, an increase of $7,063,000 or 4%. The following is a summary of the distribution of deposits (in thousands):

                                     06/30/01        12/31/00      06/30/00
                                   -------------- -------------- ---------------
Non-interest bearing:
     Demand                               $22,045        $19,153        $21,202
                                   -------------- -------------- ---------------


Interest bearing:
     Checking                              $8,545         $6,320         $5,122
     Money market                          27,656         18,715         18,467
     Savings                               26,906          4,438          6,625
     Time, under $100,000                  40,561         56,572         44,568
     Time, $100,000 and over               45,471         58,923         49,936
                                   -------------- -------------- ---------------
                                          149,139        144,968        124,718
                                   -------------- -------------- ---------------

Total deposits                           $171,184       $164,121       $145,920
                                   ============== ============== ===============

The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included an annual birthday celebration and major marketing campaign, which began in March 2001 and targeted transaction-based deposit accounts. The increase in money market and savings deposits reflects the efforts of management to decrease the Bank's dependence upon time deposits as a source of funds. Management will continue to work hard to change the mix of the portfolio by focusing more heavily on demand, interest bearing checking, savings and money market, while reducing its reliance on time deposits. The increase in deposits was utilized to fund loan demand. Management expects that deposits will continue to grow due to the recent opening of the Canton Township branch office and continued growth at each branch.

Mortgage Payable. Mortgage payable at June 30, 2001 was $453,000 compared to $467,000 at December 31, 2000, a decrease of $14,000 or 3%. The decrease in mortgage payable was a result of making standard monthly payments.

Accrued Interest Payable. Accrued interest payable at June 30, 2001 was $820,000 compared to $826,000 at December 31, 2000, a decrease of $6,000 or 1%.

Other Liabilities. Other liabilities at June 30, 2001 were $342,000 compared to $701,000 at December 31, 2000, a decrease of $359,000 or 51%. The decrease was primarily due to changes in deferred tax liabilities.

CAPITAL

Stockholders' equity at June 30, 2001 was $28,232,000 compared to $27,763,000 as of December 31, 2000, an increase of $469,000 or 2%.

On May 15, 2001, the Corporation announced a 5% stock dividend to the shareholders of record on the close of business on May 31, 2001. The dividend was paid June 15, 2001. All share and per share data contained within this report on Form 10-Q have been adjusted to reflect the stock dividend.

In prior years, the Corporation had announced that it would repurchase up to 250,000 shares of its outstanding common stock under two stock repurchase programs. Through June 30, 2001, the Corporation was able to repurchase 250,000 shares within Securities and Exchange Commission guidelines primarily related to the volume of market activity. On July 17, 2001, the Corporation announced that it would repurchase up to 125,000 shares of its outstanding common stock under a third stock repurchase program.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):

                                                                                                 Minimum
                                                                                          To Be Well Capitalized
                                                              Minimum for Capital        Under Prompt Corrective
                                     Actual                    Adequacy Purposes            Action Provisions
                                 -----------------------   -------------------------    -------------------------
                                   Amount      Ratio          Amount       Ratio           Amount       Ratio
                                 -----------------------   -------------------------    -------------------------
As of June 30, 2001
    Total capital
      (to risk weighted assets)
          Consolidated               $29,471      18.7%         $12,602        8.0%          $15,752       10.0%
          Bank                        16,813      11.3%          11,949        8.0%           14,936       10.0%
    Tier 1 capital
      (to risk weighted assets)
          Consolidated                28,096      17.8%           6,301        4.0%            9,451        6.0%
          Bank                        15,438      10.3%           5,974        4.0%            8,962        6.0%
    Tier 1 capital
        (to average assets)
          Consolidated                28,096      14.5%           7,744        4.0%            9,680        5.0%
          Bank                        15,438       8.5%           7,233        4.0%            9,041        5.0%


As of December 31, 2000
    Total capital
      (to risk weighted assets)
          Consolidated               $29,174      22.5%         $10,353        8.0%          $12,941       10.0%
          Bank                        16,159      12.9%          10,023        8.0%           12,529       10.0%
    Tier 1 capital
      (to risk weighted assets)
          Consolidated                27,922      21.7%           5,176        4.0%            7,765        6.0%
          Bank                        14,907      11.9%           5,012        4.0%            7,518        6.0%
    Tier 1 capital
        (to average assets)
          Consolidated                27,922      15.3%           7,351        4.0%            9,188        5.0%
          Bank                        14,907       8.7%           6,817        4.0%            8,522        5.0%

Based on the respective regulatory capital ratios at June 30, 2001 and December 31, 2000, the Corporation and Bank are considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2001, which are expected to mature or reprice in each of the time periods shown below.

                                                                 Interest Rate Sensitivity Period
                                                  ---------------------------------------------------------------
(In thousands)                                       1-90        91-365        1-5         Over
                                                     Days         Days        Years       5 Years       Total
                                                  -----------  -----------  ----------- ------------  -----------
Earning assets
          Federal funds sold                         $19,638         $---         $---         $---      $19,638
          Interest bearing deposits with banks         6,257          ---          ---          ---        6,257
          Mortgage loans held for sale                 4,636          ---          ---          ---        4,636
          Securities available for sale                  175        6,836       12,761          834       20,606
          Federal Home Loan Bank stock                   450          ---          ---          ---          450
          Total loans (1)                             34,130        7,805       80,907       18,133      140,975
                                                  -----------  -----------  ----------- ------------  -----------
Total earning assets                                  65,286       14,641       93,668       18,967      192,562

Interest bearing liabilities
          Time deposits                               29,275       44,705       12,052          ---       86,032
          Other interest bearing deposits             63,107          ---          ---          ---       63,107
          Mortgage payable                                 7           22          127          297          453
                                                  -----------  -----------  ----------- ------------  -----------
Total interest bearing liabilities                    92,389       44,727       12,179          297      149,592

Net asset (liability) funding gap                   (27,103)     (30,086)       81,489       18,670      $42,970
                                                  -----------  -----------  ----------- ------------  ===========

Cumulative net asset (liability) funding gap       ($27,103)    ($57,189)      $24,300      $42,970
                                                  ===========  ===========  =========== ============

(1)  Total loans do not include non-accrual loans.

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

PART II  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         The Corporation held its regular annual meeting of stockholders on May 15, 2001. At this meeting, four directors were re-elected to serve three-year terms expiring in 2004. The voting results for each nominee were as follows:

         Nominee                            Total For
         -------                            ---------
         Margaret I. Campbell               2,151,769
         John E. Demmer                     2,143,579
         Michael V. Dorian, Jr.             2,151,892
         Donald G. Karcher                  2,150,402

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)      Financial Statements:

         The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

         Consolidated Balance Sheets - June 30, 2001 (unaudited), December 31,
              2000 and June 30, 2000 (unaudited)

         Consolidated Statements of Income (unaudited) - For the Three and Six
              Months Ended June 30, 2001 and 2000

         Consolidated Statements of Comprehensive Income (unaudited) - For the
              Three and Six Months Ended June 30, 2001 and 2000

         Consolidated Statements of Cash Flows (unaudited) - For the Six Months
              Ended June 30, 2001 and 2000

         Notes to Consolidated Financial Statements

(b) A Form 8-K Report was not filed during the three months ended June 30, 2001.

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




Date:  August 10, 2001