Form 10-Q
period 2001-09-30
DEARBORN BANCORP INC /MI/
filed 2001-11-14
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 2001.


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

Yes      X       No
    -----------     --------


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of October 31, 2001.

          Class                                  Shares Outstanding
          -----                                  -------------------
      Common Stock                                    2,263,185

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

                  Independent Accountants' Report                                                  3

                  Consolidated Balance Sheets - September 30, 2001,
                  December 31, 2000  and September 30, 2000                                        4

                  Consolidated Statements of Income - For the Three
                  and Nine Months Ended September 30, 2001 and 2000                                5

                  Consolidated Statements of Comprehensive Income  - For
                  the Three and Nine Months Ended September 30, 2001 and 2000                      6

                  Consolidated Statements of Cash Flows - For the
                  Nine Months Ended September 30, 2001 and 2000                                    7

                  Notes to Consolidated Financial Statements                                       8-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Liquidity and Capital                       12-25

Part II.          Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 6.   Exhibits and Reports on Form 8-K                                       26



         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 4.   Submission of Matters to a Vote of Security Holders
                  Item 5.   Other Information

SIGNATURES                                                                                         27


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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






                                          /s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
October 23, 2001

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


(In thousands, except for share data)
                                                                      09/30/01        12/31/00         09/30/00
                                                                     Unaudited        Audited         Unaudited
                                                                    -------------   -------------    -------------
ASSETS
Cash and cash equivalents
          Cash and due from banks                                         $2,525          $2,300           $2,847
          Federal funds sold                                               2,527           6,334              770
          Interest bearing deposits with banks                             4,220             ---              ---
                                                                    -------------   -------------    -------------
                    Total cash and cash equivalents                        9,272           8,634            3,617

Mortgage loans held for sale                                               3,150           1,085            2,488
Securities, available for sale                                            33,320          51,916           51,440
Federal Home Loan Bank stock                                                 450             450              381
Loans
          Loans                                                          153,637         128,104          113,943
          Allowance for loan losses                                      (1,571)         (1,252)          (1,127)
                                                                    -------------   -------------    -------------
                    Net loans                                            152,066         126,852          112,816

Premises and equipment, net                                                4,406           3,159            2,827
Accrued interest receivable                                                1,095           1,534            1,168
Other assets                                                                 396             248              392
                                                                    -------------   -------------    -------------

          Total assets                                                  $204,155        $193,878         $175,129
                                                                    =============   =============    =============

LIABILITIES
Deposits
          Non-interest bearing deposits                                  $21,672         $19,153          $20,367
          Interest bearing deposits                                      152,671         144,968          119,147
                                                                    -------------   -------------    -------------
                    Total deposits                                       174,343         164,121          139,514

Other liabilities
          Federal Home Loan Bank advances                                    ---             ---            6,000
          Mortgage payable                                                   446             467              473
          Accrued interest payable                                           836             826              646
          Other liabilities                                                  515             701              529
                                                                    -------------   -------------    -------------
                    Total liabilities                                    176,140         166,115          147,162

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                   2,270,935 shares outstanding at 9/30/01,
                   2,381,488 shares outstanding at 12/31/00
                   and 2,491,475 shares outstanding at 9/30/00            27,335          27,451           28,340
          Retained earnings                                                  425             471              116
          Accumulated other comprehensive income (loss)                      255           (159)            (489)
                                                                    -------------   -------------    -------------
                    Total stockholders' equity                            28,015          27,763           27,967

                    Total liabilities and stockholders' equity          $204,155        $193,878         $175,129
                                                                    =============   =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


(In thousands, except share and per share data)                   Three months ended        Nine months ended
                                                               09/30/01     09/30/00      09/30/01     09/30/00
                                                              -----------  -----------   -----------  -----------

Interest income
          Interest on loans                                       $3,155       $2,493        $9,055       $6,609
          Interest on securities, available for sale                 370          773         1,040        2,388
          Interest on deposits with banks                             40          ---           214          ---
          Interest on federal funds                                  116           41           554          176
                                                              -----------  -----------   -----------  -----------
                    Total interest income                          3,681        3,307        10,863        9,173

Interest expense
          Interest on deposits                                     1,781        1,693         5,782        4,619
          Interest on other borrowings                                 7           43            23          123
                                                              -----------  -----------   -----------  -----------
                    Total interest expense                         1,788        1,736         5,805        4,742

                    Net interest income                            1,893        1,571         5,058        4,431
Provision for loan losses                                            250          145           505          385
                                                              -----------  -----------   -----------  -----------

Net interest income after provision for loan losses                1,643        1,426         4,553        4,046
                                                              -----------  -----------   -----------  -----------

Non-interest income
          Service charges on deposit accounts                         62           49           192          159
          Fees for other services to customers                         6           11            22           24
          Gain on the sale of loans                                  222           93           663          230
          Loss on the sale of  securities, available for sale        ---         (47)           (5)         (47)
          Other income                                                 2            1             4            2
                                                              -----------  -----------   -----------  -----------
                    Total non-interest income                        292          107           876          368

Non-interest expenses
          Salaries and employee benefits                             843          675         2,442        1,938
          Occupancy and equipment expense                            183          114           424          373
          Advertising and marketing                                   24           24           107           95
          Stationery and supplies                                     49           33           142          111
          Professional services                                       54           48           200          164
          Data processing                                             43           42           141          123
          FDIC insurance premiums                                      8            6            22           18
          Other operating expenses                                   113           97           326          300
                                                              -----------  -----------   -----------  -----------
                    Total non-interest expenses                    1,317        1,039         3,804        3,122

Income before income tax provision                                   618          494         1,625        1,292
Income tax provision                                                 217          163           558          435
                                                              -----------  -----------   -----------  -----------

Net income                                                          $401         $331        $1,067         $857
                                                              ===========  ===========   ===========  ===========

Share and per share data (1):
Net income - basic and diluted                                     $0.17        $0.13         $0.45        $0.34

Weighted average number of shares outstanding - basic          2,320,509    2,500,761     2,348,147    2,520,767
Weighted average number of shares outstanding - diluted        2,391,771    2,503,372     2,392,206    2,521,474


(1) All share and per share data has been adjusted to reflect the issuance of a stock dividend on May 15, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


(In thousands)
                                                                  Three months ended        Nine months ended
                                                                09/30/01     09/30/00     09/30/01      09/30/00
                                                               -----------  -----------   ----------   -----------


Net income                                                           $401         $331       $1,067          $857
Other comprehensive income, net of tax
     Unrealized gains on securities
          Unrealized holding gains arising during period              338          459          621           458
          Plus:  reclassification adjustment for losses
            included in net income                                    ---           47            5            47
          Tax effects                                               (119)        (172)        (212)         (172)
                                                               -----------  -----------   ----------   -----------
Other comprehensive income                                            219          334          414           333
                                                               -----------  -----------   ----------   -----------

Comprehensive income                                                 $620         $665       $1,481        $1,190
                                                               ===========  ===========   ==========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

                     DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



(In thousands)                                                                             Nine months ended
                                                                                        9/30/01          9/30/00
                                                                                      -------------    -------------

Cash flows from operating activities
          Interest and fees received                                                       $11,302           $9,375
          Interest paid                                                                    (5,835)          (4,565)
          Taxes paid                                                                       (1,030)            (322)
          Proceeds from sale of mortgages held for sale                                     49,054           17,712
          Origination of mortgages held for sale                                          (50,456)         (19,187)
          Cash paid to suppliers and employees                                             (3,279)          (2,624)
                                                                                      -------------    -------------
          Net cash provided by (used in) operating activities                                (244)              389

Cash flows from investing activities
          Proceeds from maturities and calls of securities available for sale               37,880            4,000
          Proceeds from sales of securities available for sale                              13,755            3,962
          Purchases of securities available for sale                                      (32,504)          (4,000)
          Increase in loans, net of payments received                                     (25,719)         (28,631)
          Purchases of property and equipment                                              (1,502)            (649)
                                                                                      -------------    -------------
          Net cash used in investing activities                                            (8,090)         (25,318)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                                      2,519            5,508
          Net increase in interest bearing deposits                                          7,703           15,131
          Decrease in federal funds purchased                                                  ---          (3,000)
          Proceeds from Federal Home Loan Bank advances                                        ---           10,000
          Repayment of Federal Home Loan Bank advances                                         ---          (6,000)
          Principal payments on mortgage payable                                              (21)             (20)
          Repurchase of common stock                                                       (1,229)            (482)
                                                                                      -------------    -------------
          Net cash provided by financing activities                                          8,972           21,137

Increase (decrease) in cash and cash equivalents                                               638          (3,792)
Cash and cash equivalents at the beginning of the period                                     8,634            7,409
                                                                                      -------------    -------------

Cash and cash equivalents at the end of the period                                          $9,272           $3,617
                                                                                      -------------    -------------

Reconciliation of net income to net cash provided by (used in) operating activities
Net income                                                                                  $1,067             $857
          Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities
                    Provision for loan losses                                                  505              385
                    Depreciation and amortization expense                                      255              248
                    Accretion of discount on securities, available for sale                   (15)              (5)
                    Amortization of premium on securities, available for sale                  100               83
                    Loss on sale of investment securities, available for sale                    5               47
                    Increase in mortgages held for sale                                    (2,065)          (1,705)
                    Decrease in interest receivable                                            439              202
                    Increase in interest payable                                                10              177
                    (Increase) decrease in other assets                                      (359)              172
                    Decrease in other liabilities                                            (186)             (72)
                                                                                      -------------    -------------

Net cash provided by (used in) operating activities                                         ($244)             $389
                                                                                      =============    =============

The accompanying notes are an integral part of these consolidated financial statements.
                                       7

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

         The consolidated financial statements of Dearborn Bancorp, Inc. (the "Corporation") include the consolidation of its subsidiary, Community Bank of Dearborn (the "Bank"). The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to practice within the banking industry.

         The consolidated financial statements of the Corporation as of September 30, 2001 and 2000, and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements as of September 30, 2001 and 2000, and for the three and nine months ended September 30, 2001 and 2000 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 2000 Annual Report to Stockholders on Form 10-K.

B.       Securities Available For Sale

         The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

                                                                       September 30, 2001
                                                 ----------------------------------------------------------------
                                                                     Gross           Gross          Estimated
                                                   Amortized       Unrealized      Unrealized         Market
                                                      Cost           Gains           Losses           Value
                                                 ---------------  -------------  ---------------  ---------------

         US Treasury securities                          $2,144            $75             $---           $2,219
         US Government agency securities                    190            ---              ---              190
         Mortgage backed securities                       3,237            105              ---            3,342
         Municipal bonds                                    125              1              ---              126
         Corporate debt securities                       23,238            235              ---           23,473
         FHLMC preferred stock                            4,000            ---             (30)            3,970
                                                 ---------------  -------------  ---------------  ---------------

                   Totals                               $32,934           $416            ($30)          $33,320
                                                 ===============  =============  ===============  ===============


                                                                        December 31, 2000
                                                 ----------------------------------------------------------------
                                                                     Gross           Gross          Estimated
                                                      Amortized    Unrealized      Unrealized         Market
                                                           Cost      Gains           Losses           Value
                                                 ---------------  -------------  ---------------  ---------------
         US Treasury securities                          $2,221           $---             ($6)           $2,215
         US Government agency securities                 49,810            ---            (233)           49,577
         Municipal bonds                                    125            ---              (1)              124
                                                 ---------------  -------------  ---------------  ---------------

                   Totals                               $52,156           $---           ($240)          $51,916
                                                 ===============  =============  ===============  ===============



         The amortized cost and estimated market value of securities available for sale at September 30, 2001 by contractual maturity are shown below (in thousands):

                                                                                                    Estimated
                                                                                    Amortized        Market
                                                                                       Cost           Value
                                                                                   -------------  --------------



         Due in three months or less                                                       $190            $190
         Due in three months through one year                                            12,756          12,815
         Due on one year through five years                                              13,397          13,684
         Due in greater than five years                                                   6,591           6,631
                                                                                   -------------  --------------

                  Totals                                                                $32,934         $33,320
                                                                                   =============  ==============



         Sales of securities during the nine months ended September 30, 2001 resulted in proceeds, gross gains and gross losses of $13,755,000, $1,000 and $6,000, respectively.

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

         A summary of the option activity is as follows for the nine months ended September 30, 2001 is as follows:

                                                                                                         Weighted
                                                                                             Weighted  Average Fair
                                                           Available                         Average     Value of
                                                              for          Options           Exercise     Options
                                                             Grant       Outstanding          Price       Granted
                                                             -----       -----------          -----       -------


         Outstanding at January 1, 2001                     323,925           194,775         $ 9.08
         Granted                                          (102,925)           102,925           8.59       $3.77
                                                       ------------       -----------    -----------
         Outstanding at September 30, 2001                  221,000           297,700           8.91

         For the options outstanding at September 30, 2001, the range of exercise prices was $6.49 to $12.14 per share with a weighted-average remaining contractual term of 7.9 years. At September 30, 2001, 282,450 options were exercisable at weighted average exercise prices of $8.81 per share.

         Had compensation cost for stock options been measured using the fair value method of FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the nine months ended September 30, 2001 and 2000 (in thousands, except per share data). The pro forma effects may increase in the future if more options are granted.



                                                               For the Nine Months Ended September 30,
                                                                 2001                          2000
                                                     --------------------------    -----------------------------

         Net income
               As reported                                    $1,067                          $857
               Pro forma                                         728                           669
         Basic income per share
               As reported                                     $0.45                         $0.34
               Pro forma                                        0.31                          0.27
         Diluted income per share
               As reported                                      0.45                          0.34
               Pro forma                                        0.30                          0.27


         The pro forma effects are computed with option pricing models, using the following weighted average assumptions as of grant date for grants during the nine month periods ended September 30, 2001 and 2000.


                                                                   2001                  2000
                                                             ------------------   -------------------


          Risk-free interest rate                                  5.12%                 6.73%
          Expected option life                                   8 years               9 years
          Dividend yield                                           0.00%                 0.00%
          Expected volatility of stock price                      25.65%                33.45%


          All share and per share amounts have been adjusted for stock dividends.

PART I  -  FINANCIAL INFORMATION

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

GENERAL

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. On December 20, 1995, the Bank opened its second office, located at 24935 West Warren Avenue, Dearborn Heights, Michigan. On August 11, 1997, the Bank opened its third office, located at 44623 Five Mile Road, Plymouth Township, Michigan. On May 15, 2001, the Bank opened its fourth office, located at 1325 N. Canton Center Road, Canton Township, Michigan. On May 1, 2001, the Bank formed Community Bank Mortgage, Inc., a wholly-owned subsidiary of the Bank. The Bank also expects to open a new branch in Clinton Township, Michigan in December 2001. The Bank has received all regulatory approvals that are necessary for the opening of this branch office. The Bank also has a pending application for a mobile/messenger service branch, which is expected to be formally approved in November 2001.

RESULTS OF OPERATIONS

The Corporation reported net income of $401,000 and $1,067,000 for the three and nine month periods ended September 30, 2001, compared to net income of $331,000 and $857,000 for the three and nine month periods ended September 30, 2000. The increase in net income was primarily due to the increase in gain on the sale of loans and the continued improvement in net interest income. These increases were partially offset by the increase in salaries and employee benefits. The gain on sale of loans, which is based on the level of residential real estate mortgage originations is also expected to continue at this level during the next three months based on the current interest rate environment. The improvement in net interest income was primarily due to the decrease in the cost of deposits and the increase in the commercial real estate loan and residential real estate loan portfolios during the period, somewhat offset by the compression of the net interest margin discussed more fully below. Management expects net interest income to continue to increase during 2001 due to the continued growth in the loan portfolio and the continued diversification of the deposit mix to emphasize transaction based deposit products. The increase in salaries and benefits was primarily due to the opening of a new branch office in Canton Township, Michigan.

NET INTEREST INCOME

2001 Compared to 2000. Net interest income for the three month period ended September 30, 2001, was $1,893,000 compared to $1,571,000 for the same period ended September 30, 2000, an increase of $322,000 or 20%. This increase was caused primarily by the continued growth in interest earning assets and an increase in the interest rate spread during the period. Average interest earning assets during the three months ended September 30, 2001 were $194.6 compared to $163.6 million during the same period in 2000, an increase of $31.0 million or 19.0%. The interest rate spread was 2.92% during the three months ended September 30, 2001, compared to 2.43% for the three months ended September 30, 2000. The average cost of interest bearing deposits decreased from 5.61% to 4.61%, between the periods, while the average return on interest bearing assets decreased from 8.04% to 7.53%. The Corporation's net interest margin increased to 3.87% in 2001 from 3.82% in 2000. The Corporation's increase in net interest margin was primarily the result of the decreasing cost on the Bank's interest bearing liabilities. The Bank expects the interest rate spread and net interest margin to improve throughout the remainder of 2001 as the full effect of the repricing of time deposits during the period is realized and as funds that are currently invested in federal funds sold and interest bearing deposits with banks are utilized to fund loans.

Net interest income for the nine month period ended September 30, 2001 was $5,058,000 compared to $4,431,000 for the same period ended September 30, 2000, an increase of $627,000 or 14%. This increase was caused primarily by an increase in average earning assets of $29.6 million between the periods while interest bearing liabilities grew by $28.6 million. At the same time, the Corporation's interest rate spread increased to 2.53% in 2001 from 2.47% in 2000. The Corporation's net interest margin decreased to 3.63% in 2001 from 3.77% in 2000. The increase in the Corporation's interest rate spread was primarily the result of the decrease in the cost of the Bank's interest bearing liabilities. The decrease in the Bank's net interest margin was primarily a result of the Bank's average interest bearing liabilities growing at a faster rate than its interest earning assets. The Bank's average interest earning assets during the nine months ended September 30, 2001 were 126.5% of its interest bearing liabilities, compared to 132.0% during the same period in 2000.

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

The following tables set forth certain information relating to the Corporation's consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the loan category.

                                                  Three months ended September 30,   Three months ended September 30,
                                                               2001                               2000
                                                  --------------------------------  ---------------------------------
                                                   Average               Average     Average                Average
(In thousands)                                     Balance    Interest     Rate      Balance    Interest     Rate
                                                  ----------  ---------  ---------  ----------  ---------  ----------


Assets
          Interest-bearing deposits with banks       $3,998        $40      3.98%        $---       $---        ---%
          Federal funds sold                         12,927        116      3.57%       2,613         41       6.24%
          Securities, available for sale             29,606        370      4.97%      53,005        773       5.80%
          Loans                                     148,033      3,155      8.48%     107,961      2,493       9.19%
                                                  ----------  ---------  ---------  ----------  ---------  ----------
                    Sub-total earning assets        194,564      3,681      7.53%     163,579      3,307       8.04%
          Other assets                               10,323                             7,775
                                                  ----------                        ----------

                    Total assets                   $204,887                          $171,354
                                                  ==========                        ==========


Liabilities and stockholders' equity
          Interest bearing deposits                $153,919     $1,781      4.60%    $120,602     $1,693       5.58%
          Other borrowings                              448          7      6.22%       2,437         43       7.02%
                                                  ----------  ---------  ---------  ----------  ---------  ----------
                    Sub-total interest bearing
                          liabilities               154,367      1,788      4.61%     123,039      1,736       5.61%
          Non-interest bearing deposits              20,875                            19,643
          Other liabilities                           1,334                             1,028
          Stockholders' equity                       28,311                            27,644
                                                  ----------                        ----------

                    Total liabilities and
                     stockholders' equity          $204,887                          $171,354
                                                  ==========                        ==========


                    Net interest income                         $1,893                            $1,571
                                                              =========                         =========


                    Net interest rate spread                                2.92%                              2.43%
                                                                         =========                         ==========


                    Net interest margin on earning assets                   3.87%                              3.82%
                                                                         =========                         ==========




                                                 Nine months ended September 30,    Nine months ended September 30,
                                                              2001                               2000
                                                 --------------------------------  --------------------------------
                                                  Average               Average     Average               Average
(In thousands)                                    Balance    Interest     Rate      Balance    Interest     Rate
                                                 ----------  ---------  ---------  ----------  ---------  ---------

Assets
          Interest-bearing deposits with banks      $6,429       $214      4.46%        $---       $---       ---%
          Federal funds sold                        16,462        554      4.51%       3,880        176      6.06%
          Securities, available for sale            25,836      1,040      5.40%      54,732      2,388      5.83%
          Loans                                    137,906      9,055      8.80%      98,396      6,609      8.97%
                                                 ----------  ---------  ---------  ----------  ---------  ---------
                    Sub-total earning assets       186,633     10,863      7.80%     157,008      9,173      7.80%
          Other assets                              10,776                             7,281
                                                 ----------                        ----------

                    Total assets                  $197,409                          $164,289
                                                 ==========                        ==========


Liabilities and stockholders' equity
          Interest bearing deposits               $147,100     $5,782      5.27%    $116,374     $4,619      5.30%
          Other borrowings                             455         23      6.78%       2,554        123      6.43%
                                                 ----------  ---------  ---------  ----------  ---------  ---------
                    Sub-total interest bearing
                      liabilities                  147,555      5,805      5.27%     118,928      4,742      5.33%
          Non-interest bearing deposits             20,352                            16,954
          Other liabilities                          1,336                             1,094
          Stockholders' equity                      28,166                            27,313
                                                 ----------                        ----------

                    Total liabilities and
                      stockholders' equity        $197,409                          $164,289
                                                 ==========                        ==========


                    Net interest income                        $5,058                            $4,431
                                                             =========                         =========


                    Net interest rate spread                               2.53%                             2.47%
                                                                        =========                         =========

                    Net interest margin on
                      earning assets                                       3.63%                             3.77%
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


                                                     Three month ended                     Nine months ended
                                                  September 30, 2001/2000               September 30, 2001/2000
                                                 Change in Interest Due to:            Change in interest due to:
                                              ------------------------------------  --------------------------------
                                                Average      Average       Net      Average     Average      Net
(In thousands)                                  Balance        Rate       Change    Balance       Rate      Change
                                              ------------  -----------  ---------  ---------   ---------  ---------

Assets
          Interest bearing deposits with              $40         $---        $40       $214        $---       $214
            banks
          Federal funds sold                          110         (35)        $75        408        (30)        378
          Securities, available for sale            (183)        (220)      (403)    (1,233)       (115)    (1,348)
          Loans                                     1,044        (382)        662      2,530        (84)      2,446
                                              ------------  -----------  ---------  ---------   ---------  ---------
Total earning assets                               $1,011       ($637)       $374     $1,919      ($229)     $1,690
                                              ============  ===========  =========  =========   =========  =========


Liabilities
          Interest bearing deposits                  $680       ($592)        $88     $1,181       ($18)     $1,163
          Other borrowings                           (31)          (5)       (36)      (104)           4      (100)
                                              ------------  -----------  ---------  ---------   ---------  ---------
Total interest bearing liabilities                   $649       ($597)        $52     $1,077       ($14)     $1,063
                                              ============  ===========  =========  =========   =========  =========

                Net interest income                                          $322                              $627
                                                                         =========                         =========

                Net interest rate spread                                    0.49%                             0.06%
                                                                         =========                         =========

                Net interest margin on
                  earning assets                                            0.05%                           (0.14%)
                                                                         =========                         =========


PROVISION FOR LOAN LOSSES

2001 Compared to 2000. The provision for loan losses was $250,000 and $505,000 for the three and nine month periods ended September 30, 2001, compared to $145,000 and $385,000 for the same periods in 2000, an increase of $105,000 or 72% for the three month period and $120,000 or 31% for the nine month period. The provision for loan losses for the three and nine month periods ended September 30, 2001 is based on the internal analysis of the adequacy of the allowance for loan losses and the increase is primarily the result of loan growth of $25.5 million for the nine month period ended September 30, 2001. The provision for loan losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.


NON-INTEREST INCOME

2001 Compared to 2000. Non-interest income was $292,000 and $876,000 for the three and nine month periods ended September 30, 2001, compared to $107,000 and $368,000 for the same periods in 2000, an increase of $185,000 or 173% for the three month period and $508,000 or

138% for the nine month period. The increase was primarily due to the increase in the gain on the sale of loans during the period. The amount of loans sold during the three and nine month periods ended September 30, 2001 was $15.4 million and $48.5 million compared to $8.3 million and $17.7 million during the same periods in 2000. Management expects that non-interest income will continue to increase as interest rates on residential mortgage loans and residential mortgage loan activity remain at their present levels resulting in a high level of the sale of mortgage loans.

NON-INTEREST EXPENSE

2001 Compared to 2000. Non-interest expense was $1,317,000 and $3,804,000 for the three and nine month periods ended September 30, 2001, compared to $1,039,000 and $3,122,000 for the same periods in 2000, an increase of $278,000 or 27% for the three month period and $682,000 or 22% for the nine month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $843,000 and $2,442,000 for the three and nine month periods ended September 30, 2001, compared to $675,000 and $1,938,000 for the same periods in 2000, an increase of $168,000 or 25% for the three month period and $504,000 or 26% for the nine month period. The primary factor for the increase in salaries and employee benefits during the three month period was the opening of a new office in Canton Township, Michigan. The primary factor for the increase in salaries and employee benefits during the nine month period was the expansion of the commercial lending, residential lending departments and the operations department, in addition to the opening of the new branch office. As of September 30, 2001, the number of full time equivalent employees was 56 compared to 46 as of September 30, 2000. Salaries and employee benefits will continue to increase with general staff increases and the opening of the Clinton Township branch office.

INCOME TAX PROVISION

2001 Compared to 2000. The income tax expense was $217,000 and $558,000 for the three and nine month periods ended September 30, 2001, compared to $163,000 and $435,000 for the same periods in 2000, an increase of $54,000 or 33% for the three month period and $123,000 or 28% for the nine month period. The increase was primarily a result of increased pre-tax income.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Assets. Total assets at September 30, 2001 were $204,155,000 compared to $193,878,000 at December 31, 2000, an increase of $10,277,000 or 5%. The increase was primarily due to an increase in loan volume, which was partially offset by a decrease in investment securities, available for sale.

Federal Funds Sold. Total federal funds sold at September 30, 2001 were $2,527,000 compared to $6,334,000 at December 31, 2000, a decrease of $3,807,000 or 60%. The decrease was primarily due to the deployment of funds into interest bearing deposits with banks, investment securities, available for sale and loans.

Interest bearing deposits with banks. Total interest bearing deposits with banks at September 30, 2001 were $4,220,000 compared to $0 at December 31, 2000. These investments were established to provide the Corporation with an alternate short term investment option. These short term investments consisted of a variable-rate overnight investment and a 30 day certificate of deposit with a fixed interest rate.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2001 were $3,150,000 compared to $1,085,000 at December 31, 2000, an increase of $2,065,000 or 190%. This increase was a result of a significant increase in the level of residential real estate mortgage loan activity due to decreasing mortgage interest rates during the period.

Securities - Available for Sale. Total investment securities - available for sale, at September 30, 2001 were $33,320,000 compared to $51,916,000 at December 31, 2000, a decrease of $18,596,000 or 36%. The decrease in investment securities - available for sale was due to calls by the issuer and the sale of
U. S. Government agency securities during the period. The funds from the sale of
U. S. Government agency securities, which occurred in January 2001 were utilized to fund loan demand. The funds from the calls of Government agency securities, which occurred in February 2001 through April 2001 have been deployed into investment securities - available for sale and loans. The following is a summary of securities that were sold or called by the issuer during the period.


                                               Par           Amortized         Average
                                              Value            Cost             Yield         Gain (Loss)
                                          --------------- ----------------  ---------------  ---------------


       Securities sold                           $13,755          $13,749            5.75%             ($5)
       Securities called by issuer                37,883           37,883            5.50%              ---
                                          --------------- ----------------  ---------------  ---------------

                                                 $51,638          $51,632            5.56%             ($5)
                                          =============== ================  ===============  ===============



Please refer to Note B for the amortized cost and estimated market value of securities - available for sale.



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

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $450,000 at September 30, 2001 and December 31, 2000.

Loans. Total loans at September 30, 2001 were $153,637,000 compared to $128,104,000 at December 31, 2000, an increase of $25,533,000 or 20%. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                                              09/30/01          12/31/00           09/30/00
                                                          -----------------  ----------------  -----------------

Consumer loans                                                     $18,189           $18,650            $17,204
Commercial, financial, & other                                      24,075            26,586             26,129
Commercial real estate construction                                  7,711             2,290              2,471
Commercial real estate mortgages                                    70,693            49,900             38,218
Residential real estate mortgages                                   32,969            30,678             29,921
                                                          -----------------  ----------------  -----------------

                                                                   153,637           128,104            113,943
Allowance for loan losses                                          (1,571)           (1,252)            (1,127)
                                                          -----------------  ----------------  -----------------

                                                                  $152,066          $126,852           $112,816
                                                          =================  ================  =================

The following is a summary of non-performing assets and problem loans (in thousands):


                                                              09/30/01          12/31/00           09/30/00
                                                          -----------------  ----------------  -----------------
Over 90 days past due and still accruing                              $314              $531               $202
Non-accrual loans                                                      720               673                491
                                                          -----------------  ----------------  -----------------

                                                                    $1,034            $1,204               $693
                                                          =================  ================  =================



Non-accrual loans at September 30, 2001 were $720,000, of which, $228,000 were well secured by residential real estate. Non-accrual loans consisted of a $175,000 slow paying residential mortgage, a $54,000 residential mortgage in bankruptcy proceedings, a $37,000 slow paying consumer loan, a $100,000 partially charged off commercial loan and a $354,000 commercial loan.

Allowance for Loan Losses. The allowance for loan losses was $1,571,000 at September 30, 2001 compared to $1,252,000 at December 31, 2000, an increase of $319,000 or 25%. The increase in the amount provided for loan losses was offset by net charge-offs of $186,000 during the period. The allowance for loan losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):


                                                   Nine Months Ended         Year Ended         Nine Months Ended
                                                       09/30/01               12/31/00              09/30/00
                                                 ----------------------  -------------------  ----------------------

Balance, beginning of year                                      $1,252                 $781                    $781

Charge-offs:
          Consumer loans                                          (43)                 (21)                    (21)
          Commercial loans                                       (180)                 (20)                    (20)
Recoveries:
          Consumer loans                                            27                    2                       2
          Commercial loans                                          10                  ---                     ---
                                                 ----------------------  -------------------  ----------------------

Net charge-offs                                                  (186)                 (39)                    (39)

Additions charged to operations                                    505                  510                     385
                                                 ----------------------  -------------------  ----------------------

Balance, end of period                                          $1,571               $1,252                  $1,127
                                                 ======================  ===================  ======================

Allowance to total loans                                         1.02%                0.98%                   0.99%
                                                 ======================  ===================  ======================

Allowance to nonperforming assets                              151.19%              103.99%                 162.63%
                                                 ======================  ===================  ======================

Net charge-offs to average loans                                 0.13%                0.84%                   0.04%
                                                 ======================  ===================  ======================


Premises and Equipment. Bank premises and equipment at September 30, 2001 was $4,406,000 compared to $3,159,000 at December 31, 2000, an increase of $1,247,000 or 39%. The increase in premises and equipment was due to the cost of constructing the Bank's Canton Township office, which opened for business on May 15, 2001 and work in progress for an addition to the Bank's main office, which is scheduled for completion during the fourth quarter of 2001.

Accrued Interest Receivable. Accrued interest receivable at September 30, 2001 was $1,095,000 compared to $1,534,000 at December 31, 2000, a decrease of $439,000 or 29%. The decrease was primarily due to a decrease in the Bank's holdings of investment securities - available for sale.

Other Assets. Other assets at September 30, 2001 were $396,000 compared to $248,000 at December 31, 2000, an increase of $148,000 or 60%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at September 30, 2001 were $174,343,000 compared to $164,121,000 at December 31, 2000, an increase of $10,222,000 or 6%. The following is a summary of the distribution of deposits (in thousands):



                                                              09/30/01            12/31/00           09/30/00
                                                          ------------------  -----------------  -----------------

Non-interest bearing:
          Demand                                                    $21,672            $19,153            $20,367
                                                          ------------------  -----------------  -----------------


Interest bearing:
          Checking                                                   $8,577             $6,320             $5,758
          Money market                                               21,093             18,715             16,809
          Savings                                                    39,628              4,438              4,404
          Time, under $100,000                                       39,203             56,572             43,176
          Time, $100,000 and over                                    44,170             58,923             49,000
                                                          ------------------  -----------------  -----------------
                                                                   $152,671           $144,968           $119,147
                                                          ------------------  -----------------  -----------------

Total deposits                                                     $174,343           $164,121           $139,514
                                                          ==================  =================  =================


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

Mortgage Payable. Mortgage payable at September 30, 2001 was $446,000 compared to $467,000 at December 31, 2000, a decrease of $21,000 or 4%. The decrease in mortgage payable was a result of making standard monthly payments. The mortgage was paid off during the month of October 2001.

Accrued Interest Payable. Accrued interest payable at September 30, 2001 was $836,000 compared to $826,000 at December 31, 2000, an increase of $10,000 or 1%.

Other Liabilities. Other liabilities at September 30, 2001 were $515,000 compared to $701,000 at December 31, 2000, a decrease of $186,000 or 27%. The decrease was primarily due to changes in deferred tax liabilities.

CAPITAL

Stockholders' equity at September 30, 2001 was $28,015,000 compared to $27,763,000 as of December 31, 2000, an increase of $252,000 or 1%.

On May 15, 2001, the Corporation announced a 5% stock dividend to the shareholders of record on the close of business on May 31, 2001. The dividend was paid June 15, 2001. All share and per share data contained within this report on Form 10-Q have been adjusted to reflect the stock dividend.

In prior years, the Corporation had announced that it would repurchase up to 250,000 shares of its outstanding common stock under two stock repurchase programs. On July 17, 2001, the Corporation announced that it would repurchase up to an additional 125,000 shares of its outstanding common stock under a third stock repurchase program. Through September 30, 2001, the Corporation was able to repurchase 319,659 shares within Securities and Exchange Commission guidelines primarily related to the volume of market activity.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):


                                                                                                 Minimum
                                                                                          To Be Well Capitalized
                                                            Minimum for Capital           Under Prompt Corrective
                                          Actual             Adequacy Purposes               Action Provisions
                                 ------------------------   ------------------------    --------------------------
                                    Amount       Ratio         Amount       Ratio          Amount        Ratio
                                 ------------------------   ------------------------    --------------------------

As of September 30, 2001
    Total capital
       (to risk weighted assets)
               Consolidated             29,331     16.7%           14,051      8.0%            17,564       10.0%
               Bank                     17,361     10.6%           13,161      8.0%            16,451       10.0%
    Tier 1 capital
      (to risk weighted assets)
               Consolidated             27,760     15.8%            7,026      4.0%            10,539        6.0%
               Bank                     15,790      9.6%            6,580      4.0%             9,871        6.0%
    Tier 1 capital
        (to average assets)
               Consolidated             27,760     13.5%            8,195      4.0%            10,244        5.0%
               Bank                     15,790      8.2%            7,676      4.0%             9,595        5.0%


As of December 31, 2000
     Total capital
        (to risk weighted assets)
               Consolidated             29,174     22.5%           10,353      8.0%            12,941       10.0%
               Bank                     16,159     12.9%           10,023      8.0%            12,529       10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated             27,922     21.7%            5,176      4.0%             7,765        6.0%
               Bank                     14,907     11.9%            5,012      4.0%             7,518        6.0%
    Tier 1 capital
        (to average assets)
               Consolidated             27,922     15.3%            7,351      4.0%             9,188        5.0%
               Bank                     14,907      8.7%            6,817      4.0%             8,522        5.0%

Based on the respective regulatory capital ratios at September 30, 2001 and December 31, 2000, the Corporation and Bank are considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2001, which are expected to mature or reprice in each of the time periods shown below.


                                                                   Interest Rate Sensitivity Period
                                                 -----------------------------------------------------------------
(In thousands)                                      1-90        91-365        1-5          Over
                                                    Days         Days        Years        5 Years       Total
                                                 -----------  -----------  -----------  ------------ -------------

Earning assets
          Federal funds sold                         $2,527         $---         $---          $---        $2,527
          Interest bearing deposits with banks       $4,220          ---          ---           ---         4,220
          Mortgage loans held for sale                3,150          ---          ---           ---         3,150
          Securities available for sale               8,310        7,675       12,022         5,313        33,320
          Federal Home Loan Bank stock                  450          ---          ---           ---           450
          Total loans, net of non-accrual            33,603        7,778       96,046        15,490       152,917
                                                 -----------  -----------  -----------  ------------ -------------
Total earning assets                                 52,260       15,453      108,068        20,803       196,584

Interest bearing liabilities
          Time deposits                              34,869       30,259       18,245           ---        83,373
          Other interest bearing deposits            69,299          ---          ---           ---        69,299
          Mortgage payable                                7           20          134           285           446
                                                 -----------  -----------  -----------  ------------ -------------
Total interest bearing liabilities                  104,175       30,279       18,379           285       153,118

Net asset (liability) funding gap                  (51,915)     (14,826)       89,689        20,518       $43,466
                                                 -----------  -----------  -----------  ------------ =============

Cumulative net asset (liability) funding gap      ($51,915)    ($66,741)      $22,948       $43,466
                                                 ===========  ===========  ===========  ============
Total loans do not include non-accrual loans.


DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

PART II  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)      Financial Statements:

         The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

         Consolidated Balance Sheets - September 30, 2001 (unaudited), December
              31, 2000 and September 30, 2000 (unaudited)

         Consolidated Statements of Income (unaudited) - For the Three and Nine
              Months Ended September 30, 2001 and 2000

         Consolidated Statements of Comprehensive Income (unaudited) - For the
              Three and Nine Months Ended September 30, 2001 and 2000

         Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
              Ended September 30, 2001 and 2000

         Notes to Consolidated Financial Statements

(b) A Form 8-K Report was not filed during the three months ended September 30, 2001.

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



                             Dearborn Bancorp, Inc.
                                  (Registrant)





                               /s/ John E. Demmer
                      ------------------------------------
                                 John E. Demmer
                      Chairman and Chief Executive Officer



                               /s/ Michael J. Ross
                      ------------------------------------
                                 Michael J. Ross
                                    President



                              /s/ Jeffrey L. Karafa
                      ------------------------------------
                                Jeffrey L. Karafa
                      Treasurer and Chief Financial Officer




Date:  November  10, 2001