Form 10-K405
period 2001-12-31
DEARBORN BANCORP INC /MI/
filed 2002-03-28
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X     Annual report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934 for the transition period from         to
                                                              -------    ------
          Commission file number 000-24478.


                             DEARBORN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Michigan                                     38-3073622
          --------                                     ----------
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
Yes     X      No
    ---------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002: Common Stock, $25,721,108.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2002: Common Stock, 2,354,810 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 12, 2002, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

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


Item 1. Business

     Dearborn Bancorp, Inc. (the "Corporation"), a Michigan corporation, is a bank holding corporation owning all the common stock of the Community Bank of Dearborn (the "Bank"), a Michigan banking corporation which commenced business on February 28, 1994. The Bank is the only commercial bank headquartered in Dearborn, Michigan and conducts business primarily in Wayne and Macomb Counties, Michigan.


BACKGROUND

     The liberalization of Michigan's branch banking laws, together with the expansion of interstate banking, has led to substantial consolidation of the banking industry in Michigan, including within the county in which the Bank has its executive offices. In the past, several of the financial institutions within the primary market area of the Bank have either been acquired by or merged with larger financial institutions or out-of-state financial institutions. In some cases, when these consolidations occurred, local boards of directors were dissolved and local management relocated or in some cases terminated and has, in some cases, resulted in policy and credit decisions being centralized away from local management.

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


BUSINESS OF THE BANK

     Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. On December 20, 1995, the Bank opened its second office, located at 24935 West Warren Avenue, Dearborn Heights, Michigan. On August 11, 1997, the Bank opened its third office, located at 44623 Five Mile Road, Plymouth Township, Michigan. On May 14, 2001, the Bank opened its fourth office, located at 1325 N. Canton Center Road, Canton Township, Michigan. On December 19, 2001, the Bank opened its fifth office, located at 45000 River Ridge Drive, Suite 110, Clinton Township, Michigan. The Bank, through its main and branch offices, emphasizes and offers highly personalized service to its customers.

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

     The Bank offers a wide range of financial products and services. These include checking accounts, savings accounts, money market accounts, certificates of deposit, business checking, direct deposit, loan services (commercial, consumer, real estate mortgages), travelers' checks, cashiers' checks, wire transfers, safety deposit boxes, collection services, and night depository services. The Bank deployed an automated teller machine in October of 2000 in Dearborn, a machine in January of 2001 in Plymouth Township and a machine in May of 2001 in Canton Township. The Bank expects to add an ATM in Clinton Township by the end of 2002. In July of 2001, the Bank began operation of a voice response, automated telephone banking service, available 24 hours a day. In August 2001, the Bank installed a new proof of deposit and check imaging system and will begin offering check imaging options including statements on CD ROM during 2002. The Bank does not have a trust department and internet banking.

     On August 19, 1997, the Bank purchased a shell insurance agency from the Burnham Insurance Group, Battle Creek, Michigan. Upon purchase, the Bank renamed the agency to Community Bank Insurance Agency, Inc. Community Bank Insurance Agency's primary functions are to act as the sales agent for the Corporation's own insurance policies and to hold a minority interest in Michigan Bankers Title Company of East Michigan, LLC, a title insurance company.

     On May 1, 2001, the Bank formed Community Bank Mortgage, Inc., a mortgage company that originates, holds and sells commercial and residential mortgages. On March 26, 2002, the Bank formed Community Bank Audit Services, Inc., a company that will provide internal audit and compliance consulting to other small community banks.


BUSINESS STRATEGY

     Growth Through Branch Expansion. Since commencing operations, the Bank's growth has been accomplished through internal growth. The internal growth of the Bank has been aided by creating a network of four offices in western Wayne County and one office in Macomb County. During 2002, the Bank expects to add one additional branch office.

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

     Community Club. At inception, the Bank established a "Community Club" which has become an important marketing tool to increase the Bank's total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 2001, the Community Club had over 2,800 members who accounted for total deposits of $75.6 million, or 43% of the Bank's total deposits.

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

     Business Financial Services. The Bank's business marketing efforts are directed by senior management, including Michael J. Ross, Warren R. Musson, H. Kristene Rautio, Stephen C. Tarczy and Jeffrey J. Wolber with Mr. Wolber assigned as sales manager, whose duties include administering and coordinating the business development efforts of the Bank.

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


LOAN POLICY

     As a routine part of the Bank's business, the Bank makes loans to individuals and businesses located within the Bank's market area. The loan policy of the Bank states that the function of the lending operation is two-fold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business. Under the loan policy, lending authority is granted to a limited number of executive officers, each of whom has over 20 years of banking experience. Currently this group includes Michael J. Ross, Daniel P. Brophy, Sam A. Locricchio, Warren R. Musson and Stephen C. Tarczy.

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


LENDING PRACTICES

     Commercial loans. The Bank's commercial lending group originates commercial loans primarily in Wayne and Macomb Counties in southeastern Michigan. Commercial loans are originated by a group of lending officers with the assistance of the Michael J. Ross and Warren R. Musson. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

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

     Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower's operations. The Bank attempts to minimize risk associated with these transactions by limiting its exposure to existing well-known customers and new customers with an established profitable history. Risk is further reduced by limiting the concentration of credit to any one borrower as well as the type of commercial real estate financed.

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


EMPLOYEES

     As of March 1, 2002, the Bank had 70 employees, including 25 officers and 45 customer service, operations and other support persons. Management believes that the Bank's relations with its employees are excellent.


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

     The Act requires every bank holding company to obtain prior approval of the Federal Reserve before it may merge with or consolidate into another bank holding company, acquire substantially all assets of any bank, or acquire ownership or control of any voting shares of any bank, if after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank holding company or bank. The Federal Reserve may in its discretion approve the acquisition by the Corporation of the voting shares or substantially all assets of a bank located in Michigan and, subject to certain restrictions, located in any other state.

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

     A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Stockholders and is incorporated herein by reference.

     Executive Officers of the Corporation and Bank

     Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.

     JOHN E. DEMMER, 78
     Chairman of the Board, Dearborn Bancorp, Inc. and Community Bank of
     Dearborn
     Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc since 1999.

     RICHARD NORDSTROM, 74
     Vice Chairman, Dearborn Bancorp, Inc.
     Vice Chairman and Director of the Corporation since 1998. President and Director of the Corporation from 1992 to 1997. Director of the Bank since 1993. Chairman of the Board of Nordstrom Samson Associates from 1960 to 1996.

     MICHAEL J. ROSS, 51
     President, Dearborn Bancorp, Inc.
     President and Chief Executive Officer, Community Bank of Dearborn President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.

     JEFFREY L. KARAFA, 37
     Vice President, Treasurer and Secretary, Dearborn Bancorp, Inc.
     Senior Vice President, CFO, Cashier and Secretary, Community Bank of
     Dearborn
     Vice President and Treasurer of the Corporation since 1998. Secretary of the Corporation since 1999. Senior Vice President, CFO and Cashier of the Bank since 2000. Secretary of the Bank since 1999. Vice President of the Bank since 1996. Assistant Vice President of the Bank from 1994 to 1996.

     DONALD G. KARCHER, 72
     Vice President, Dearborn Bancorp, Inc.
     Vice President and Director of the Corporation since 1992. Director of the Bank since 1993. Chairman of the Board of Karcher Agency, Inc. since 1994.

     DANIEL P. BROPHY, 50
     Vice President, Loan Administration, Community Bank of Dearborn
     Vice President of the Bank since 2001. Vice President and Commercial Loan Manager of Peoples State Bank from 1995 to 2000. President and Owner, Farmington Mortgage Company from 1987 to 1999.

     GEORGE J. DEMOU, 36
     Vice President, Commercial Loan Officer, Community Bank of Dearborn
     Vice President of the Bank since 2000. Corporate Banking Relationship Manager of National City Bank during 2000. Business Banking Group Leader of Old Kent Bank from 1999 to 2000. Trust Officer/Investment Analyst of Bank One from 1998 to 1999. Small Business Relationship Manager of Bank One from 1995 to 1998.

     JIHAD A. HACHEM, 37
     Vice President, Commercial Loan Officer, Community Bank of Dearborn Vice President of the Bank since 2000. Assistant Vice President and Commercial Loan Officer of Huntington National Bank from 1992 to 2000.

     SAM A. LOCRICCHIO, 52
     Senior Vice President, Commercial Loan Officer, Community Bank of Dearborn Senior Vice President of the Bank since 2001. Executive Vice President of Macomb Community Bank from 1996 to 2001.

     WARREN R. MUSSON, 45
     Senior Vice President, Head of Lending, Community Bank of Dearborn
     Senior Vice President of the Bank since 2000. Vice President of the Bank since 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.

     H. KRISTENE RAUTIO, 54
     Vice President, Business Development, Community Bank of Dearborn
     Vice President of the Bank since 1999. Relationship Manager, Private Client Services of the former First of America Bank from 1997 to 1999. Branch Sales Manager of the former First of America Bank from 1996 to 1997. Retail Sales Manager of the former First of America Bank from 1994 to 1996.

     STEPHEN C. TARCZY, 52
     Northeast Regional President, Community Bank of Dearborn
     Northeast Regional President of the Bank since 2001. President and CEO of Macomb Community Bank from 1995 to 2001.

     JEFFREY J. WOLBER, 46
     Senior Vice President, Branch Operations, Community Bank of Dearborn Senior Vice President of the Bank since 2000. Vice President of the Bank since 1994.


Item 2. Properties

     The main office of the Corporation and the Bank is located in a single story building containing 11,400 square feet at 22290 Michigan Avenue, Dearborn, Michigan, which is owned by the Corporation and leased to the Bank.

     The Bank's Dearborn Heights, Michigan branch office is located in a single story commercial/retail office building at 24935 W. Warren Avenue at the corner of Silvery Lane, which is also owned by the Corporation. Approximately 79% of the 3,240 square foot building is leased to the Bank and the remaining space is leased to a non-affiliated tenant.

     The Bank's Plymouth Township, Michigan branch office is located at 44623 Five Mile at the corner of Sheldon Road and contains 1,595 square feet of leased space in a retail shopping center anchored by a regional grocery store.

     The Bank's Canton Township, Michigan branch office is located in a 6,056 square foot single story commercial/retail office building at 1325 N. Canton Center near the corner of Saltz Road and is owned by the Bank.

     The Bank's Clinton Township, Michigan administrative and branch office is located at 45000 River Ridge Drive, Suite 110, along Hall Road (M-59) near the corner of Romeo Plank Road. The Bank leases 7,426 of space in the River Ridge Corporate Office Center Building.

     The Bank intends to lease a 3,750 square foot single story commercial/retail office building currently under construction on a pad site along Hall Road in Clinton Township, Michigan in front of the River Ridge Corporate Office Center Building. Upon completion of the site, the branch office will move to the pad site while the administrative, lending and operations staff will remain in the River Ridge Corporate Office Center Building.


Item 3. Legal Proceedings

     From time to time, the Corporation and its subsidiary are parties to legal proceedings incidental to their business. At December 31, 2001, there were no legal proceedings which management anticipates would have a material adverse effect on the Corporation.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.


                                     PART II

Item 5. Market for Registrant's Common Equity, and Related Stockholder Matters

     The information required by this item appears in the Corporation's 2001 Annual Report to Stockholders under the caption "Dearborn Bancorp, Inc., Common Stock" and is incorporated by reference herein.


Item 6. Selected Financial Data

     The information required by this item appears in the Corporation's 2001 Annual Report to Stockholders under the caption "Summary of Selected Financial Data" and is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item appears in the Corporation's 2001 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Registrant is not required to provide this information as the Registrant meets the definition of a small business issuer.


Item 8. Financial Statements and Supplementary Data

     The financial statements included in the Corporation's 2001 Annual Report to Stockholders are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information set forth under the caption "Information about Directors and Nominees for Directors" in the definitive Proxy Statement of the Corporation dated April 12, 2002 is incorporated by reference herein.

     Reference is made to Part I of this report for information as to executive officers of the Corporation and Bank.


Item 11. Executive Compensation

     The information set forth under the caption "Executive Compensation" in the definitive Proxy Statement of the Corporation dated April 12, 2002 is incorporated by reference herein.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership" in the definitive Proxy Statement of the Corporation dated April 12, 2002 is incorporated by reference herein.


Item 13. Certain Relationships and Related Transactions

         The information set forth under the caption "Related Transactions" in the definitive Proxy Statement of the Corporation dated April 12, 2002 is incorporated by reference herein.



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements

                The following financial statements of the Corporation appear in the Corporation's 2001 Annual Report to Stockholders and are incorporated by reference in item 8.

                Report of Independent Auditors

                Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                Notes to Consolidated Financial Statements

         (2)    Financial Statement Schedules

                No schedules are required under this item.

         (3)    Exhibits

                The Exhibits marked with one asterisk below were filed as Exhibits to the Registration Statement of the Registrant on Form S-18 (Registration Number 33-55808) are incorporated herein by reference. The Exhibit marked with two asterisks below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1993 is incorporated herein by reference. The Exhibit marked with three asterisks below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 is incorporated herein by reference. The Exhibit marked with four asterisks below was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 is incorporated herein by reference. The Exhibit marked with five asterisks below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal years ended December 2000 and 1999 is incorporated herein by reference. The Exhibit numbers in brackets being those in such Registration Statements, Form 10-K or Form 10-Q Reports.

                (3)(a)****        Articles of Incorporation of Registrant,
                                  As Amended. [3(a)]

                (3)(b)***         By-Laws of the Registrant, As Amended.  [3(b)]

                (10)(a)*          Letter re employment of Michael J. Ross by
                                  Registrant.  [10(a)]

                (10)(b)****       1994 Stock Option Plan, As Amended. [10(b)]

                (13)              2001 Annual Report to Stockholders. [13]

                (21)**            Subsidiaries of the Registrant.  [21]

                (23)*****         Opinion of Grant Thornton LLP. [23]


         (b)  Reports on Form 8-K

                The Corporation filed no reports on Form 8-K during the quarter ended December 31, 2001.

FORM 10-K SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2002.


                             Dearborn Bancorp, Inc.




                   By         /s/  John E. Demmer
                     ---------------------------------------
                     (John E. Demmer, Chairman of the Board)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002.

/s/ John E. Demmer
---------------------       Chairman of the Board, Chief Executive Officer and Director
(John E. Demmer)            (Principal Executive Officer)

/s/ Jeffrey L. Karafa
---------------------       Vice President, Treasurer and Secretary
(Jeffrey L. Karafa)         (Principal Financial and Accounting Officer)


/s/ Wilber M. Brucker, Jr.          Director          /s/ Jeffrey G. Longstreth        Director
--------------------------                            --------------------------
(Wilber M. Brucker, Jr.)                              (Jeffrey G. Longstreth)


/s/ Margaret I. Campbell            Director          /s/ Richard Nordstrom            Vice Chairman
--------------------------                            --------------------------       and Director
(Margaret I. Campbell)                                (Richard Nordstrom)


/s/ Michael V. Dorian, Jr.          Director          /s/ Michael J. Ross              President
--------------------------                            --------------------------       and Director
(Michael V. Dorian, Jr.)                              (Michael J. Ross)


/s/ David Himick                    Director          /s/ Robert C. Schwyn               Director
--------------------------                            --------------------------
(David Himick)                                        (Dr. Robert C. Schwyn)


/s/ Bradley F. Keller               Director          /s/ Ronnie J. Story                Director
--------------------------                            --------------------------
(Bradley F. Keller)                                   (Ronnie J. Story)


/s/ Donald G. Karcher               Director
--------------------------
(Donald G. Karcher)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
   13                2001 Annual Report to Stockholders