Form 10-Q
period 2002-03-31
DEARBORN BANCORP INC /MI/
filed 2002-05-14
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the Quarterly period ended   March 31, 2002.
                                         --------------

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

Yes      X       No
    -----------     ---------


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of April 30, 2002.

        Class                                           Shares Outstanding
        -----                                           -------------------
    Common Stock                                             2,354,810

                             DEARBORN BANCORP, INC.
                                      INDEX

Part I.           Financial Information:

Item 1.           Financial Statements

                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:                       Page
                                                                                                      ----
                  Independent Accountants' Report                                                      3

                  Consolidated Balance Sheets -- March 31, 2002,
                  December 31, 2001 and March 31, 2001                                                 4

                  Consolidated Statements of Income - For the Three
                  Months Ended March 31, 2002 and 2001                                                 5

                  Consolidated Statements of Comprehensive Income  - For
                  the Three Months Ended March 31, 2002 and 2001                                       6

                  Consolidated Statements of Cash Flows - For the
                  Three Months Ended March 31, 2002 and 2001                                           7

                  Notes to Consolidated Financial Statements                                        8-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Liquidity and Capital                       12-22

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                       23-24

Part II.          Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 6.   Exhibits and Reports on Form 8-K                                          25

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 4.   Submission of Matters to a Vote of Security Holders
                  Item 5.   Other Information

SIGNATURES                                                                                            26

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of March 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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






                                            /s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
April 30, 2002

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Dollars, in thousands)                                         03/31/02        12/31/01        03/31/01
                                                               Unaudited         Audited       Unaudited
                                                              -------------    ------------   -------------
ASSETS
Cash and cash equivalents
         Cash and due from banks                                    $6,620          $3,600          $3,767
         Federal funds sold                                         19,138           4,887          24,124
         Interest bearing deposits with banks                       14,478           7,387          16,269
                                                              -------------    ------------   -------------
                    Total cash and cash equivalents                 40,236          15,874          44,160

Mortgage loans held for sale                                           307           2,915           6,855
Securities, available for sale                                      30,620          21,652          12,891
Federal Home Loan Bank stock                                         1,000           1,000             450
Loans
          Loans                                                    208,851         180,892         132,169
          Allowance for loan losses                                (2,131)         (1,922)         (1,272)
                                                              -------------    ------------   -------------
                    Net loans                                      206,720         178,970         130,897

Premises and equipment, net                                          4,777           4,746           3,721
Accrued interest receivable                                          1,186           1,085             902
Other assets                                                           779             623             192
                                                              -------------    ------------   -------------

          Total assets                                            $285,625        $226,865        $200,068
                                                              =============    ============   =============

LIABILITIES
Deposits
          Non-interest bearing deposits                            $24,976         $21,441         $22,290
          Interest bearing deposits                                211,403         156,040         147,739
                                                              -------------    ------------   -------------
                    Total deposits                                 236,379         177,481         170,029

Other liabilities
          Federal Home Loan Bank advances                           20,000          20,000             ---
          Mortgage payable                                             ---             ---             460
          Accrued interest payable                                     574             804             866
          Other liabilities                                            379             677             581
                                                              -------------    ------------   -------------
                    Total liabilities                              257,332         198,962         171,936

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                   2,354,810 shares at 03/31/02, 2,354,810 at
                   12/31/01; and 2,482,215 shares at
                   03/31/01                                         27,675          27,675          27,310
          Retained earnings                                            645             168             791
          Accumulated other comprehensive income (loss)               (27)              60              31
                                                              -------------    ------------   -------------
                    Total stockholders' equity                      28,293          27,903          28,132

                    Total liabilities and stockholders'
                      equity                                       $285,625        $226,865        $200,068
                                                              =============    ============   =============

The accompanying notes are an integral part of these consolidated financial statements

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share data and per share data)                                 Three Months Ended
                                                                                03/31/02             03/31/01
                                                                            ---------------       -------------
Interest income
          Interest on loans, including fees                                         $3,650              $2,936
          Interest on securities, available for sale                                   245                 455
          Interest on deposits with banks                                               21                  59
          Interest on federal funds                                                     77                 220
                                                                            ---------------       -------------
                    Total interest income                                            3,993               3,670

Interest expense
          Interest on deposits                                                       1,499               2,055
          Interest on other borrowings                                                 225                   8
                                                                            ---------------       -------------
                    Total interest expense                                           1,724               2,063

                    Net interest income                                              2,269               1,607
Provision for loan losses                                                              225                 130
                                                                            ---------------       -------------

Net interest income after provision for loan losses                                  2,044               1,477
                                                                            ---------------       -------------

Non-interest income
          Service charges on deposit accounts                                           76                  62
          Fees for other services to customers                                           8                   7
          Gain on the sale of loans                                                    222                 160
          Gain(loss) on the sale of securities, available for
            sale                                                                       ---                 (5)
          Other income                                                                   7                   2
                                                                            ---------------       -------------
                    Total non-interest income                                          313                 226

Non-interest expenses
          Salaries and employee benefits                                             1,008                 806
          Occupancy and equipment expense                                              218                 113
          Advertising and marketing                                                     62                  36
          Stationery and supplies                                                       64                  41
          Professional services                                                         53                  73
          Data processing                                                               54                  48
          FDIC insurance premiums                                                        8                   7
          Other operating expenses                                                     168                  93
                                                                            ---------------       -------------
                    Total non-interest expenses                                      1,635               1,217

Income before income tax provision                                                     722                 486
Income tax provision                                                                   245                 166
                                                                            ---------------       -------------

Net income                                                                            $477                $320
                                                                            ===============       =============

Share and per share data:
Net income - basic                                                                   $0.20               $0.13
Net income - diluted                                                                 $0.20               $0.13

Weighted average number of shares outstanding - basic                            2,354,810           2,491,588
Weighted average number of shares outstanding - diluted                          2,445,263           2,508,717

The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousand)                                                                         Three Months Ended
                                                                               03/31/02             03/31/01
                                                                             --------------       --------------
Net income                                                                            $477                 $320
Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities
          Unrealized holding gains (losses) arising during period                    (132)                  279
          Less:  reclassification adjustment for losses included
               in net income                                                           ---                    5
          Tax effects                                                                   45                 (89)
                                                                             --------------       --------------
Other comprehensive income (loss)                                                     (87)                  190
                                                                             --------------       --------------

Comprehensive income                                                                  $390                 $510
                                                                             ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                                                              Three Months Ended
                                                                                          3/31/02         3/31/01
                                                                                        -------------   ------------
Cash flows from operating activities
          Interest and fees received                                                          $3,892         $4,302
          Interest paid                                                                      (2,499)        (2,023)
          Taxes paid                                                                           (278)          (450)
          Proceeds from sale of mortgages held for sale                                       11,138         14,451
          Origination of mortgages held for sale                                             (8,308)       (20,221)
          Cash paid to suppliers and employees                                               (1,258)          (781)
                                                                                        -------------   ------------
          Net cash provided by (used in) operating activities                                  2,687        (4,722)

Cash flows from investing activities
          Proceeds from maturities of securities available for sale                            1,351         31,750
          Proceeds from sales of securities available for sale                                   ---         13,755
          Proceeds from repayments of securities available for sale                              126            ---
          Purchases of securities available for sale                                        (10,598)        (6,212)
          Increase in loans, net of payments received                                       (27,975)        (4,175)
          Purchases of property and equipment                                                  (127)          (630)
                                                                                        -------------   ------------
          Net cash provided by (used in) investing activities                               (37,223)         34,488

Cash flows from financing activities
          Net increase in non-interest bearing deposits                                        3,535          3,137
          Net increase in interest bearing deposits                                           55,363          2,771
          Principal payments on mortgage payable                                                 ---            (7)
          Repurchase of common stock                                                             ---          (141)
                                                                                        -------------   ------------
          Net cash provided by financing activities                                           58,898          5,760

Increase in cash and cash equivalents                                                         24,362         35,526
Cash and cash equivalents at the beginning of the period                                      15,874          8,634
                                                                                        -------------   ------------

Cash and cash equivalents at the end of the period                                           $40,236        $44,160
                                                                                        =============   ============

Reconciliation of net income to net cash provided by
  (used in) operating activities
Net income                                                                                      $477           $320
          Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities
                    Provision for loan losses                                                    225            130
                    Depreciation and amortization expense                                         96             68
                    Accretion of discount on securities, available for sale                      (2)           (10)
                    Amortization of premium on securities, available for sale                     23             31
                    Loss on the sale of securities, available for sale                           ---              5
                    (Increase) decrease in mortgages held for sale                             2,608        (5,770)
                    (Increase) decrease in interest receivable                                 (101)            632
                    Increase (decrease) in interest payable                                    (230)             40
                    Increase in other assets                                                   (111)           (48)
                    Decrease in other liabilities                                              (298)          (120)
                                                                                        -------------   ------------

Net cash provided by (used in) operating activities                                           $2,687       ($4,722)
                                                                                        =============   ============


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

         The consolidated financial statements of the Corporation as of March 31, 2002 and 2001, and December 31, 2001 and for the three month period ended March 31, 2002 and 2001 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements as of March 30, 2002 and 2001, and for the three months ended March 31, 2002 and 2001 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 2001 Annual Report to Stockholders on Form 10-K.

B.       Securities Available For Sale



          The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

                                                                            March 31, 2002
                                                     -------------------------------------------------------------
                                                                        Gross          Gross         Estimated
                                                      Amortized      Unrealized      Unrealized        Market
                                                         Cost           Gains          Losses          Value
                                                     -------------  --------------  -------------  ---------------
         US Treasury securities                            $2,053            $---           ($6)           $2,047
         Mortgage backed securities                         2,845               8           (29)            2,824
         Municipal securities                                 125             ---            ---              125
         Corporate debt securities                         21,638              43           (57)           21,624
         Preferred stock                                    4,000             ---            ---            4,000
                                                     -------------  --------------  -------------  ---------------

                   Totals                                 $30,661             $51          ($92)          $30,620
                                                     =============  ==============  =============  ===============


                                                                          December 31, 2001
                                                     -------------------------------------------------------------
                                                                        Gross          Gross         Estimated
                                                      Amortized      Unrealized      Unrealized        Market
                                                         Cost           Gains          Losses          Value
                                                     -------------  --------------  -------------  ---------------
         US Treasury securities                            $2,069            $---           $---           $2,069
         Mortgage backed securities                         2,970              50            (7)            3,013
         Municipal securities                                 125               1            ---              126
         Corporate debt securities                         12,397              73           (26)           12,444
         Preferred stock                                    4,000             ---            ---            4,000
                                                     -------------  --------------  -------------  ---------------

                   Totals                                 $21,561            $124          ($33)          $21,652
                                                     =============  ==============  =============  ===============

         The amortized cost and estimated market value of securities available for sale at March 31, 2002 by contractual maturity are shown below (in thousands):

                                                                                                    Estimated
                                                                               Amortized              Market
                                                                                  Cost                Value
                                                                           -------------------  -------------------

          Due in three months or less                                                  $2,625               $2,625
          Due in three months through one year                                         11,600               11,612
          Due in one year through five years                                            9,591                9,559
          Due in over ten years                                                         4,000                4,000
          Mortgage backed securities                                                    2,845                2,824
                                                                           -------------------  -------------------

                    Totals                                                            $30,661              $30,620
                                                                           ===================  ===================

C.       Stock Option Plan

         Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 551,250 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.

         A summary of the option activity is as follows for the three months ended March 31, 2002 is as follows:

                                                                                                           Weighted
                                                                                          Weighted        Average Fair
                                                       Available                          Average           Value of
                                                          For            Options          Exercise          Options
                                                         Grant         Outstanding         Price            Granted
                                                         -----         -----------         -----            -------
         Outstanding at January 1, 2002                    232,039         297,159          $8.50
         Granted                                         (112,500)         112,500          11.94             $5.15
                                                      -------------  --------------
         Outstanding at March 31, 2002                     119,539         409,659           9.44

         For the options outstanding at March 31, 2002, the range of exercise prices was $6.18 to $11.94 per share with a weighted-average remaining contractual term of 8.0 years. At March 31, 2002, 297,159 options were exercisable at weighted average exercise price of $8.50 per share.

         Had compensation cost for stock options been measured using the fair value method of FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the three months ended March 31, 2002 and 2001 (in thousands, except per share data). The pro forma effects may increase in the future if more options are granted.


                                                                For the Three Months Ended March 31,
                                                               2002                            2001
                                                     --------------------------    -----------------------------
         Net income
                   As reported                                            $477                             $320
                   Pro forma                                               214                              184
         Basic income per share
                   As reported                                           $0.20                            $0.13
                   Pro forma                                              0.09                             0.07
         Diluted income per share
                   As reported                                            0.20                             0.13
                   Pro forma                                              0.09                             0.07

         The pro forma effects are computed with option pricing models, using the following weighted average assumptions as of grant date for grants during the three month periods ended March 31, 2002 and 2001.


                                                                      2002                  2001
                                                             ------------------   -------------------
          Risk-free interest rate                                        4.78%                 5.15%
          Expected option life                                         8 years               8 years
          Dividend yield                                                 0.00%                 0.00%
          Expected volatility of stock price                            26.07%                25.50%

           All share and per share amounts have been adjusted for stock dividends.

PART I  -  FINANCIAL INFORMATION

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

GENERAL

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office. Subsequently, branch offices were opened in Dearborn Heights and Plymouth Township. During 2001, the Bank opened its fourth and fifth offices, located at 1325 N. Canton Center Road, Canton Township, Michigan and 45000 River Ridge Drive in Clinton Township, Michigan, respectively. Additionally, Community Bank Mortgage, Inc., a mortgage company, was formed and began operations in 2001. The Bank formed Community Bank Audit Services, Inc., a subsidiary that will offer internal audit and compliance services, on March 26, 2002.

RESULTS OF OPERATIONS

The Corporation reported net income of $477,000 for the three month period ended March 31, 2002, compared to net income of $320,000 for the three month period ended March 31, 2001. The increase in net income was primarily due to the improvements in net interest income and the increase in gain on the sale of loans. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios and the decreasing cost of deposits during the period. Management expects net interest income to continue to increase during 2002 due to the continued growth in the loan portfolio and the continued diversification of the deposit mix with emphasis on the growth of transaction based deposit products. The gain on sale of loans, which is based on the level of residential real estate mortgage originations is also expected to decline from current levels with anticipated increases in interest rates.

NET INTEREST INCOME

2002 Compared to 2001. As noted on the two charts on the following pages, net interest income for the three month period ended March 31, 2002, was $2,269,000 compared to $1,607,000 for the same period ended March 31, 2001, an increase of $662,000 or 41%. This increase was caused primarily by an increase in the volume of interest earning assets and interest bearing liabilities and the net interest rate spread during the periods. The Corporation's interest rate spread increased to 3.23% in 2002 from 2.28% in 2001. The Corporation's net interest margin increased to 3.83% from 3.55% during the same period in 2001. The Corporation's increase in interest rate spread and net interest margin was primarily the result of the decreasing cost of the Bank's deposits as a result of the Bank's ability to adjust the deposit mix by increasing the balances in savings and other transaction-based deposit products relative to total deposits. Additionally, general industry rates decreased throughout 2001. Management expects that both the net interest margin on earning assets and the net interest rate spread will increase during 2002 as the Bank converts funds currently held in federal funds, interest bearing deposits with banks and securities, available for sale into loans. Planned deposit growth for the remainder of 2002 is expected to slow considerably in comparison to the first quarter of 2002.

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

                                                            Three months ended               Three months ended
                                                              March 31, 2002                    March 31, 2001
                                                       -------------------------------   -------------------------------
                                                        Average              Average      Average              Average
(In thousands)                                          Balance    Interest   Rate        Balance    Interest   Rate
                                                       ----------- -------- ----------   ----------  -------- ----------
Assets
          Interest bearing deposits with banks             $6,941      $21      1.23%       $4,870       $59      4.91%
          Federal funds sold                               16,389       77      1.91%       16,332       220      5.46%
          Securities, available for sale                   25,324      245      3.92%       32,424       455      5.69%
          Loans                                           191,566    3,650      7.73%      130,088     2,936      9.15%
                                                       ----------- -------- ----------   ----------  -------- ----------
                    Sub-total earning assets              240,220    3,993      6.74%      183,714     3,670      8.10%
          Other assets                                     10,415                            9,302
                                                       -----------                       ----------

                    Total assets                         $250,635                         $193,016
                                                       ===========                       ==========

Liabilities and stockholders' equity
          Interest bearing deposits                      $179,237   $1,499      3.39%     $143,217    $2,055      5.82%
          Other borrowings                                 20,000      225      4.56%          462         8      7.02%
                                                       ----------- -------- ----------   ----------  -------- ----------
                    Sub-total interest bearing
                      liabilities                         199,237    1,724      3.51%      143,679     2,063      5.82%
          Non-interest bearing deposits                    21,972                           19,878
          Other liabilities                                 1,200                            1,466
          Stockholders' equity                             28,256                           27,993
                                                       -----------                       ----------

                    Total liabilities and
                      stockholders' equity               $250,635                         $193,016
                                                       ===========                       ==========

                    Net interest income                             $2,269                            $1,607
                                                                   ========                          ========

                    Net interest rate spread                                    3.23%                             2.28%
                                                                            ==========                        ==========

                    Net interest margin on earning
                      assets                                                    3.83%                             3.55%
                                                                            ==========                        ==========

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



                                                                          Three Months Ended March 31,
                                                                                   2002 / 2001
                                                                           Change in Interest Due to:
                                                              ------------------------------------------------------
                                                                 Average             Average              Net
(In thousands)                                                   Balance              Rate              Change
                                                              ---------------    ----------------   ----------------

Assets
          Interest bearing deposits with banks                            $6               ($44)              ($38)
          Federal funds sold                                                               (143)              (143)
                                                                         ---
          Securities, available for sale                                (69)               (141)              (210)
          Loans                                                        1,171               (457)                714
                                                              ---------------    ----------------   ----------------
Total earning assets                                                  $1,109              ($786)               $323
                                                              ===============    ================   ================

Liabilities
          Interest bearing deposits                                     $301              ($857)             ($556)
          Other borrowings                                               220                 (3)                217
                                                              ---------------    ----------------   ----------------
Total interest bearing liabilities                                      $521              ($860)             ($339)
                                                              ===============    ================   ================

                Net interest income                                                                            $662
                                                                                                    ================

                Net interest rate spread                                                                      0.95%
                                                                                                    ================

                Net interest margin on earning assets                                                         0.28%
                                                                                                    ================

PROVISION FOR LOAN LOSSES

2002 Compared to 2001. The provision for loan losses was $225,000 for the three month period ended March 31, 2002, compared to $130,000 for the same period in 2001, an increase of $95,000 or 73% for the three month period. The provision for loan losses for the three month period ended March 31, 2002 is based on the internal analysis of the adequacy of the allowance for loan losses and the increase is primarily the result of loan growth of $28.0 million for the three month period ended March 31, 2002. The provision for loan losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

NON-INTEREST INCOME

2002 Compared to 2001. Non-interest income was $313,000 for the three month period ended March 31, 2002, compared to $226,000 for the same period in 2001, an increase of $87,000 or 38%. The increase was primarily due to the increase in the gain on the sale of loans during the period. The Bank has improved the return on loans held for sale through the use of additional correspondents and more profitable loan delivery options. Management does not expect the gain on sale of loans to continue at the same level during the remainder of 2002 due to an anticipated decrease in the origination of loans held for sale.

NON-INTEREST EXPENSE

2002 Compared to 2001. Non-interest expense was $1,635,000 for the three month period ended March 31, 2002, compared to $1,217,000 for the same period in 2001, an increase of $418,000 or 34%. The largest component of non-interest expense was salaries and employee benefits which amounted to $1,008,000 for the three month period ended March 31, 2002, compared to $806,000 for the same period in 2001, an increase of $202,000 or 25%. The primary factor in the increase in salaries and benefits expense was the addition of two branch offices during 2001 and the expansion of the commercial lending department. As of March 31, 2002, the number of full time equivalent employees was 68 compared to 50 as of March 31, 2001. Salaries and employee benefits will continue to increase with general staff increases.

Two other components of the increase in non-interest expense were occupancy and equipment expense and other operating expense. Occupancy and equipment expense amounted to $218,000 for the three month period ended March 31, 2002, compared to $113,000 for the same period in 2001, an increase of $105,000 or 93%. Other operating expense amounted to $168,000 for the three month period ended March 31, 2002, compared to $93,000 for the same period in 2001, an increase of $75,000 or 81%. The primary factor in the increase in occupancy and equipment expense and other operating expense was the opening of branch offices in Canton Township, Michigan and Clinton Township, Michigan. The Bank also completed the construction of an addition to the Bank's main office in Dearborn, Michigan in December 2001. During 2002, the Bank will open a retail branch on the pad site along Hall Road in Clinton Township in front of the current offices in the River Ridge Corporate Office Center Building. Construction of this project is expected to commence during the second quarter of 2002. Upon completion, the retail branch staff will move to the pad site while loan, operations and administrative personnel will remain in the existing building. Additionally, the Bank expects to open one additional office during 2002.

INCOME TAX PROVISION

2001 Compared to 2000. The income tax expense was $245,000 for the three month period ended March 31, 2002, compared to $166,000 for the same period in 2001, an increase of $79,000 or 48%. The increase was primarily a result of increased pre-tax income.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

Assets. Total assets at March 31, 2002 were $285,625,000 compared to $226,865,000 at December 31, 2001, an increase of $58,760,000 or 26%. The increase was primarily due to increases in deposits during the period. The funds have been deployed into loans and short term investments.

Federal Funds Sold. Total federal funds sold at March 31, 2002 were $19,138,000 compared to $4,887,000 at December 31, 2001, an increase of $14,251,000 or 292%. The increase was primarily due to the short term deployment of funds that were received as a result of an increase in deposits during the period. These funds are deployed into federal funds sold until they can be utilized to fund loan volume or invested into other securities.

Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2002 were $14,478,000 compared to $7,387,000 at December 31, 2001.
This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2002 were $307,000 compared to $2,915,000 at December 31, 2001, a decrease of $2,608,000 or 89%. This decrease was a result of a decrease in the level of residential real estate mortgage loan activity during the period and the Bank's ability to receive funding more rapidly due to the use of additional correspondents.

Securities - Available for Sale. Total securities, available for sale, at March 31, 2002 were $30,620,000 compared to $21,652,000 at December 31, 2001, an increase of $8,968,000 or 41%. The increase was due to the purchase of securities, available for sale during the period.

The entire portfolio has a unrealized loss of $41,000. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

Please refer to Note B for the amortized cost and estimated market value of securities, available for sale.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,000,000 at March 31, 2002 and December 31, 2001.

Loans. Total loans at March 31, 2002 were $208,851,000 compared to $180,892,000 at December 31, 2001, an increase of $27,959,000 or 15%. The increase was primarily due to the expansion of the commercial lending department during 2001. This expansion included the addition of two experienced loan officers at the Bank's branch office in Clinton Township, Michigan and the development of the surrounding region. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                                        03/31/02             12/31/01             03/31/01
                                                   -------------------  -------------------  -------------------
Consumer loans                                                $18,147              $18,773              $17,840
Commercial, financial, & other                                 35,199               28,920               28,546
Commercial real estate construction                            16,756               10,463                3,274
Commercial real estate mortgages                              108,053               90,200               54,573
Residential real estate mortgages                              30,696               32,536               27,936
                                                   -------------------  -------------------  -------------------

                                                              208,851              180,892              132,169
Allowance for loan losses                                     (2,131)              (1,922)              (1,272)
                                                   -------------------  -------------------  -------------------

                                                             $206,720             $178,970             $130,897
                                                   ===================  ===================  ===================


The following is a summary of non-performing assets and problems loans (in thousands):

                                                        03/31/02             12/31/01             03/31/01
                                                   -------------------  -------------------  -------------------
Over 90 days past due and still accruing                          $48                 $364                 $413
Non-accrual loans                                                 854                  427                  291
Renegotiated loans                                                ---                  ---                  362
                                                   -------------------  -------------------  -------------------

                                                                 $902                 $791               $1,066
                                                   ===================  ===================  ===================


Non-accrual loans at March 31, 2002 were $854,000, of which, $338,000 were well secured by residential real estate. Non-accrual loans consisted of two residential mortgage loans in bankruptcy proceedings with balances of $289,000 and $49,000 and two slow paying commercial equipment loans with balances of $299,000 and $217,000.

Allowance for Loan Losses. The allowance for loan losses was $2,131,000 at March 31, 2002 compared to $1,922,000 at December 31, 2001, an increase of $209,000 or 11%. The increase was primarily due to growth in the loan portfolio during the three months ended March 31, 2002. The allowance for loan losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):


                                                     Quarter Ended          Year Ended         Quarter Ended
                                                        03/31/02             12/31/01             03/31/01
                                                   -------------------  -------------------  -------------------
Balance, beginning of year                                     $1,922               $1,252               $1,252

Charge-offs:
          Consumer loans                                         (19)                 (43)                 (34)
          Commercial loans                                        ---                (251)                 (88)
Recoveries:
          Consumer loans                                            1                   32                    8
          Commercial loans                                          2                   12                    4
                                                   -------------------  -------------------  -------------------

Net charge-offs                                                  (16)                (250)                (110)

Additions charged to operations                                   225                  920                  130
                                                   -------------------  -------------------  -------------------

Balance, end of period                                         $2,131               $1,922               $1,272
                                                   ===================  ===================  ===================

Allowance to total loans                                        1.02%                1.06%                0.96%
                                                   ===================  ===================  ===================

Allowance to nonperforming assets                             236.25%              242.98%              119.32%
                                                   ===================  ===================  ===================

Net charge-offs to average loans                                0.01%                0.17%                0.08%
                                                   ===================  ===================  ===================

Premises and Equipment. Bank premises and equipment at March 31, 2002 was $4,777,000 compared to $4,746,000 at December 31, 2001, an increase of $31,000 or 1%. The increase in premises and equipment was due to the cost of furniture, fixtures and equipment at the Bank's branch office in Clinton Township, Michigan.

Accrued Interest Receivable. Accrued interest receivable at March 31, 2002 was $1,186,000 compared to $1,085,000 at December 31, 2001, an increase of $101,000 or 9%. The increase was primarily due to the increase in the Bank's loan portfolio.

Other Assets. Other assets at March 31, 2002 were $779,000 compared to $623,000 at December 31, 2001, an increase of $156,000 or 25%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at March 31, 2002 were $236,379,000 compared to $177,481,000 at December 31, 2001, an increase of $58,898,000 or 33%. The following is a summary of the distribution of deposits (in thousands):

                                                        03/31/02             12/31/01             03/31/01
                                                   -------------------  -------------------  -------------------
Non-interest bearing:
          Demand                                              $24,976              $21,441              $22,290
                                                   -------------------  -------------------  -------------------


Interest bearing:
          Checking                                            $15,470               $9,263               $7,533
          Money market                                         15,135               20,545               21,087
          Savings                                              50,292               37,429                6,433
          Time, under $100,000                                 61,362               38,667               56,485
          Time, $100,000 and over                              69,144               50,136               56,201
                                                   -------------------  -------------------  -------------------
                                                              211,403              156,040              147,739
                                                   -------------------  -------------------  -------------------

Total deposits                                               $236,379             $177,481             $170,029
                                                   ===================  ===================  ===================

The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a grand opening promotion for the Bank's branch office in Clinton Township, Michigan, which targeted time deposit growth and an annual birthday celebration and marketing campaign in March 2002. Management also implemented a strategy during 2001 to change the mix of the deposit portfolio by focusing more heavily on demand, interest bearing checking, savings and money market, while reducing its reliance on time deposits. The implementation of this strategy will continue in 2002.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $20,000,000 at March 31, 2002 and December 31, 2001.

Accrued Interest Payable. Accrued interest payable at March 31, 2002 was $574,000 compared to $804,000 at December 31, 2001, a decrease of $230,000 or 29%. The decrease was primarily due to the decreasing cost of interest bearing deposits during the period.

Other Liabilities. Other liabilities at March 31, 2002 were $379,000 compared to $677,000 at December 31, 2001, a decrease of $298,000 or 44%. The decrease was primarily due to the decrease in expenses payable during the period.

CAPITAL


Stockholders' equity at March 31, 2002 was $28,293,000 compared to $27,903,000 as of December 31, 2001, an increase of $390,000 or 1%. In prior years, the Corporation had announced that it would repurchase up to 406,874 shares of its outstanding common stock under two stock repurchase programs. Through December 31, 2001, the Corporation was able to repurchase 393,624 shares within Securities and Exchange Commission guidelines primarily related to the volume of market activity. Considering that the Corporation's stock closed at $13.810 per share on March 31, 2002, representing a 115 percent market to book ratio and the Corporation's plans for continued expansion, the Corporation is not planning to repurchase shares during 2002. No shares were repurchased during the first quarter of 2002.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):

                                                                                               Minimum
                                                                                       To Be Well Capitalized
                                                           Minimum for Capital          Under Prompt Corrective
                                        Actual              Adequacy Purposes              Action Provisions
                               ------------------------   -----------------------   ---------------------------
                                   Amount      Ratio         Amount      Ratio           Amount        Ratio
                               ------------------------   -----------------------   ---------------------------

As of March 31, 2002
     Total capital
        (to risk weighted
          assets)
               Consolidated           $30,451    12.7%          $19,244     8.0%             $24,055     10.0%
               Bank                    24,845    10.5%           18,908     8.0%              23,635     10.0%
    Tier 1 capital
        (to risk weighted
          assets)
               Consolidated            28,320    11.8%            9,622     4.0%              14,433      6.0%
               Bank                    22,714     9.6%            9,454     4.0%              14,181      6.0%
    Tier 1 capital
        (to average assets)
               Consolidated            28,320    11.3%           10,025     4.0%              12,532      5.0%
               Bank                    22,714     9.4%            9,656     4.0%              12,070      5.0%


As of December 31, 2001
     Total capital
        (to risk weighted
          assets)
               Consolidated           $29,765    14.2%          $16,735     8.0%             $20,939     10.0%
               Bank                    20,170    10.1%           16,056     8.0%              20,090     10.0%
    Tier 1 capital
        (to risk weighted
          assets)
               Consolidated            27,843    13.3%            8,367     4.0%              12,563      6.0%
               Bank                    18,249     9.1%            8,028     4.0%              12,054      6.0%
    Tier 1 capital
        (to average assets)
               Consolidated            27,843    12.9%            8,654     4.0%              10,817      5.0%
               Bank                    18,249     8.9%            8,183     4.0%              10,229      5.0%


Based on the respective regulatory capital ratios at March 31, 2002 and December 31, 2001, the Corporation and Bank are considered well capitalized.

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

PART I  -   FINANCIAL INFORMATION

ITEM 3.  -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK

Interest Rate Sensitivity Analysis. The Corporation has sought to manage its exposure to changes in interest rates by matching the effective maturities or repricing characteristics of the Corporation's interest-earning assets and interest-bearing liabilities. The matching of the assets and liabilities may be analyzed by examining the extent to which the assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on net interest income.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2002, which are expected to mature or reprice in each of the time periods shown below.

                                                       ------------------------------------------------------------
(In thousands)                                            1-90       91-365        1-5         Over
                                                          Days        Days        Years       5 Years      Total
                                                       ----------- ------------ -----------  ----------  ----------
Earning assets
          Federal funds sold                              $19,138         $---        $---        $---     $19,138
          Interest bearing deposits with banks             14,478          ---         ---         ---      14,478
          Mortgage loans held for sale                        307          ---         ---         ---         307
          Securities available for sale                    17,223        5,087       6,011       2,299      30,620
          Federal Home Loan Bank stock                      1,000          ---         ---         ---       1,000
          Total loans (1)                                  54,368       11,018     127,590      15,021     207,997
                                                       ----------- ------------ -----------  ----------  ----------
Total earning assets                                      106,514       16,105     133,601      17,320     273,540

Interest bearing liabilities
          Time deposits                                    17,961       32,992      79,553         ---     130,506
          Other interest bearing deposits                  80,897          ---         ---         ---      80,897
          Federal funds purchased                             ---          ---         ---         ---         ---
          Federal Home Loan Bank advances                     ---          ---      10,000      10,000      20,000
                                                       ----------- ------------ -----------  ----------  ----------
Total interest bearing liabilities                         98,858       32,992      89,553      10,000     231,403

Net asset (liability) funding gap                           7,656     (16,887)      44,048       7,320     $42,137
                                                       ----------- ------------ -----------  ----------  ==========

Cumulative net asset (liability) funding gap               $7,656     ($9,231)     $34,817     $42,137
                                                       =========== ============ ===========  ==========

(1)  Total loans do not include non-accrual loans.

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

PART II  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a) A Form 8-K Report was not filed during the three months ended March 31, 2002.

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




Date:  May 10, 2002