Form 10-Q
period 2002-06-30
DEARBORN BANCORP INC /MI/
filed 2002-08-14
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended June 30, 2002.


Commission file number 000-24478.


                             DEARBORN BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                   38-3073622
           --------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

            22290 Michigan Avenue, Dearborn, MI        48123-2247
            -----------------------------------------------------
            (Address of principal executive office)    (Zip Code)

                                 (313) 274-1000
                                 --------------
              (Registrant's telephone number, including area code)

                                      N/A
                                     -----
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No
    -----------     ----------


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of July 31, 2002.

                  Class                                   Shares Outstanding
                  -----                                  -------------------
              Common Stock                                    2,471,609

                             DEARBORN BANCORP, INC.
                                      INDEX

PART I.           Financial Information:

Item 1.           Financial Statements

                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:                  Page
                                                                                                 ----
                  Independent Accountants' Report                                                  3

                  Consolidated Balance Sheets - June 30, 2002, December 31, 2001
                  and June 30, 2001                                                                4

                  Consolidated Statements of Income - For the Three and Six
                  Months Ended June 30, 2002 and 2001                                              5

                  Consolidated Statements of Comprehensive Income  - For
                  the Three and Six Months Ended June 30, 2002 and 2001                            6

                  Consolidated Statements of Cash Flows - For the
                  Six Months Ended June 30, 2002 and 2001                                          7

                  Notes to Consolidated Financial Statements                                       8-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Liquidity and Capital                       12-24

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                       25-26

PART II.          Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 4.   Submission of Matters to a Vote of Security Holders                    27
                  Item 6.   Exhibits and Reports on Form 8-K

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 5.   Other Information

SIGNATURES                                                                                         28

CERTIFICATION                                                                                      29


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2002 and 2001, and the related statements of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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






                                            /s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
July 30, 2002

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(Dollars, in thousands)
                                                                 06/30/02          12/31/01          06/30/01
                                                             --------------    --------------   ----------------
ASSETS
Cash and cash equivalents
          Cash and due from banks                                  $3,726            $3,600             $3,967
          Federal funds sold                                        8,779             4,887             19,638
          Interest bearing deposits with banks                      2,645             7,387              6,257
                                                             --------------    --------------   ----------------
                    Total cash and cash equivalents                15,150            15,874             29,862

Mortgage loans held for sale                                          406             2,915              4,636
Securities, available for sale                                     41,713            21,652             20,606
Federal Home Loan Bank stock                                        1,000             1,000                450
Loans
          Loans                                                   226,800           180,892            141,303
          Allowance for loan losses                                (2,313)           (1,922)            (1,373)
                                                             --------------    --------------   ----------------
                    Net loans                                     224,487           178,970            139,930

Premises and equipment, net                                         4,739             4,746              4,317
Accrued interest receivable                                         1,329             1,085              1,015
Other assets                                                          716               623                215
                                                             --------------    --------------   ----------------
          Total assets                                           $289,540          $226,865           $201,031
                                                             ==============    ==============   ================
LIABILITIES
Deposits
          Non-interest bearing deposits                           $28,785           $21,441            $22,045
          Interest bearing deposits                               210,742           156,040            149,139
                                                             --------------    --------------   ----------------
                    Total deposits                                239,527           177,481            171,184
Other liabilities
          Federal Home Loan Bank advances                          20,000            20,000                ---
          Mortgage payable                                            ---               ---                453
          Accrued interest payable                                    604               804                820
          Other liabilities                                           418               677                342
                                                             --------------    --------------   ----------------
                    Total liabilities                             260,549           198,962            172,799

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized;
               2,471,609 shares at 06/30/02; 2,471,609 at
               12/31/01; and  2,578,213 shares at 06/30/01         28,636            27,675             28,173
          Retained earnings                                           210               168                 23
          Accumulated other comprehensive income                      145                60                 36
                                                             --------------    --------------   ----------------
               Total stockholders' equity                          28,991            27,903             28,232
                                                             --------------    --------------   ----------------
               Total liabilities and stockholders' equity        $289,540          $226,865           $201,031
                                                             ==============    ==============   ================



The accompanying notes are an integral part of these consolidated financial statements

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share data)                     Three Months Ended           Six Months Ended
                                                                   06/30/02     06/30/01       06/30/02      06/30/01
                                                               -----------  ------------   ------------  ------------
Interest income
          Interest on loans, including fees                        $4,030        $2,964         $7,680        $5,900
          Interest on securities, available for sale                  329           215            574           670
          Interest on interest bearing deposits with banks             37           115             58           174
          Interest on federal funds                                    53           218            130           438
                                                               -----------  ------------   ------------  ------------
                    Total interest income                           4,449         3,512          8,442         7,182

Interest expense
          Interest on deposits                                      1,705         1,946          3,204         4,001
          Interest on other borrowings                                224             8            449            16
                                                               -----------  ------------   ------------  ------------
                    Total interest expense                          1,929         1,954          3,653         4,017

                    Net interest income                             2,520         1,558          4,789         3,165
Provision for loan losses                                             263           125            488           255
                                                               -----------  ------------   ------------  ------------

Net interest income after provision for loan losses                 2,257         1,433          4,301         2,910
                                                               -----------  ------------   ------------  ------------

Non-interest income
          Service charges on deposit accounts                          88            68            164           130
          Fees for other services to customers                          8             9             16            16
          Gain on the sale of loans                                   133           281            355           441
          Gain (loss) on the sale of securities, available            ---           ---            ---           (5)
           for sale
          Other income                                                  9           ---             16             2
                                                               -----------  ------------   ------------  ------------
                    Total non-interest income                         238           358            551           584

Non-interest expenses
          Salaries and employee benefits                            1,096           793          2,104         1,599
          Occupancy and equipment expense                             225           128            443           241
          Advertising and marketing                                    57            47            119            83
          Stationery and supplies                                      49            52            113            93
          Professional services                                        69            73            122           146
          Data processing                                              68            50            122            98
          FDIC insurance premiums                                       7             7             15            14
          Other operating expenses                                    128           120            296           213
                                                               -----------  ------------   ------------  ------------
                    Total non-interest expenses                     1,699         1,270          3,334         2,487

Income before income tax provision                                    796           521          1,518         1,007
Income tax provision                                                  270           175            515           341
                                                               -----------  ------------   ------------  ------------

Net income                                                           $526          $346         $1,003          $666
                                                               ===========  ============   ============  ============

Share and per share data:
Net income - basic                                                  $0.21         $0.13          $0.41         $0.26
Net income - diluted                                                $0.20         $0.13          $0.39         $0.25

Weighted average number of shares outstanding - basic           2,471,609     2,588,337      2,471,609     2,601,754
Weighted average number of shares outstanding - diluted         2,601,732     2,631,704      2,584,033     2,632,427



The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


(In thousands)                                                     Three Months Ended          Six Months Ended
                                                                 06/30/02     06/30/01      06/30/02     06/30/01
                                                               -----------  -----------    ----------  -----------

Net income                                                           $526         $346        $1,003         $666
Other comprehensive income, net of tax
     Unrealized gains on securities
          Unrealized holding gains arising during period              261            8           129          290
          Less:  reclassification adjustment for losses
            included   in net income                                  ---          ---           ---            5

          Tax effects                                                 (89)          (3)          (44)        (100)
                                                               -----------  -----------    ----------  -----------
Other comprehensive income                                            172            5            85          195
                                                               -----------  -----------    ----------  -----------

Comprehensive income                                                 $698         $351        $1,088         $861
                                                               ===========  ===========    ==========  ===========

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                                                        Six Months Ended
                                                                                  6/30/02           6/30/01
                                                                             --------------    --------------
Cash flows from operating activities
       Interest and fees received                                                   $8,198            $7,701
       Interest paid                                                                (3,853)           (3,211)
       Taxes paid                                                                    (709)             (330)
       Proceeds from sale of mortgages held for sale                                23,471            33,547
       Origination of mortgages held for sale                                      (20,607)          (36,791)
       Cash paid to suppliers and employees                                        (3,062)           (3,248)
                                                                             --------------    --------------
       Net cash provided by (used in) operating activities                           3,438           (2,332)

Cash flows from investing activities
       Proceeds from maturities of securities available for sale                    10,782            35,870
       Proceeds from sales of securities available for sale                            ---            13,755
       Proceeds from repayments of securities available for sale                       253               ---
       Purchases of securities available for sale                                  (31,050)          (18,080)
       Increase in loans, net of payments received                                 (46,005)          (13,334)
       Purchases of property and equipment                                            (188)           (1,308)
                                                                             --------------    --------------
       Net cash provided by (used in) investing activities                         (66,208)            16,903

Cash flows from financing activities
       Net increase in non-interest bearing deposits                                 7,344             2,892
       Net increase in interest bearing deposits                                    54,702             4,171
       Principal payments on mortgage payable                                          ---              (14)
       Purchase of treasury stock                                                      ---             (392)
                                                                             --------------    --------------
       Net cash provided by financing activities                                    62,046             6,657

Increase (decrease) in cash and cash equivalents                                      (724)           21,228
Cash and cash equivalents at the beginning of the period                            15,874             8,634
                                                                             --------------    --------------

Cash and cash equivalents at the end of the period                                 $15,150           $29,862
                                                                             ==============    ==============

Reconciliation of net income to net cash provided by
  (used in) operating activities
Net income                                                                          $1,003              $666
       Adjustments to reconcile net income to net cash
          Provided by (used in) operating activities
          Provision for loan losses                                                    488               255
          Depreciation and amortization expense                                        193               150
          Accretion of discount on securities, available for sale                       (4)              (11)
          Amortization of premium on securities, available for sale                     87                60
          Loss on the sale of securities, available for sale                           ---                 5
          (Increase) decrease in mortgages held for sale                             2,509            (3,551)
          (Increase) decrease in interest receivable                                  (244)              519
          Decrease in interest payable                                                (259)               (6)
          Increase in other assets                                                    (135)              (60)
          Decrease in other liabilities                                               (200)             (359)
                                                                             --------------    --------------

Net cash provided by (used in) operating activities                                 $3,438           ($2,332)
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

         The consolidated financial statements of the Corporation as of June 30, 2002 and 2001, and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the periods are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements as of June 30, 2002 and 2001, and for the three and six months ended June 30, 2002 and 2001 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 2001 Annual Report to Stockholders on Form 10-K.

B.       Securities Available For Sale

         The amortized cost and estimated market value of securities available for sale are as follows (in thousands):


                                                                           June 30, 2002
                                                --------------------------------------------------------------------
                                                                           Gross           Gross           Estimated
                                                       Amortized         Unrealized      Unrealized         Market
                                                          Cost             Gains           Losses            Value
                                                -----------------  --------------- ---------------  ----------------

         US Treasury securities                           $2,037               $5            $---            $2,042
         Mortgage backed securities                        2,720               92             ---             2,812
         Municipal securities                             13,792              ---             ---            13,792
         Corporate debt securities                        18,944              178             (55)           19,067
         Preferred stock                                   4,000              ---             ---             4,000
                                                -----------------  --------------- ---------------  ----------------

                   Totals                                $41,493             $275            ($55)          $41,713
                                                =================  =============== ===============  ================




                                                                          December 31, 2001
                                                --------------------------------------------------------------------
                                                                           Gross           Gross           Estimated
                                                        Amortized       Unrealized      Unrealized           Market
                                                           Cost            Gains           Losses            Value
                                                -----------------  --------------- ---------------  ----------------
         US Treasury securities                           $2,069             $---            $---            $2,069
         Mortgage backed securities                        2,970               50              (7)           $3,013
         Municipal securities                              1,476                1             ---            $1,477
         Corporate debt securities                        11,046               73             (26)          $11,093
         Preferred stock                                   4,000              ---             ---            $4,000
                                                -----------------  --------------- ---------------  ----------------

                   Totals                                $21,561             $124            ($33)          $21,652
                                                =================  =============== ===============  ================




         The amortized cost and estimated market value of securities available for sale at June 30, 2002 by contractual maturity are shown below (in thousands):


                                                                                                        Estimated
                                                                                       Amortized          Market
                                                                                          Cost             Value
                                                                                   ---------------  ----------------

         Due in three months or less                                                       $1,001            $1,005
         Due in three months through one year                                               7,829             7,863
         Due in one year through five years                                                25,943            26,033
         Due in over ten years                                                              4,000             4,000
         Mortgage backed securities                                                         2,720             2,812
                                                                                   ---------------  ----------------

                   Totals                                                                 $41,493           $41,713
                                                                                   ===============  ================

C.       Stock Option Plan

         Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 578,813 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options grant after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.

         A summary of the option activity for the six months ended June 30, 2002 is as follows:

                                                                                                          Weighted
                                                                                           Weighted     Average Fair
                                                         Available                         Average        Value of
                                                            For           Options          Exercise       Options
                                                           Grant        Outstanding         Price         Granted
                                                           -----        -----------         -----         -------

         Outstanding at January 1, 2002                   243,643          312,016           $8.10
         Granted                                         (118,125)         118,125           11.37         $4.90
                                                     ------------------ ----------------  --------------
         Outstanding at June 30, 2002                     125,518          430,141           $9.00




         For the options outstanding at June 30, 2002, the range of exercise prices was $5.88 to $11.37 per share with a weighted-average remaining contractual term of 7.7 years. At June 30, 2002, 312,016 options were exercisable at weighted average exercise price of $8.10 per share.

         Had compensation cost for stock options been measured using the fair value method of FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the six months ended June 30, 2002 and 2001 (in thousands, except per share data). The pro forma effects may increase in the future if more options are granted.



                                                              For the Six Months Ended June 30,
                                                               2002                       2001
                                                       ----------------        ------------------
         Net income
                As reported                                       $1,003                     $666
                Pro forma                                            450                      362
         Basic income per share
                As reported                                        $0.41                    $0.26
                Pro forma                                           0.18                     0.12
         Diluted income per share
                As reported                                         0.39                     0.25
                Pro forma                                           0.17                     0.12


         The pro forma effects are computed with option pricing models, using the following weighted average assumptions as of grant date for grants during the six month periods ended June 30, 2002 and 2001.


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

GENERAL

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office. Subsequently, branch offices were opened in Dearborn Heights and Plymouth Township. During 2001, the Bank opened its fourth and fifth offices, located at 1325 N. Canton Center Road, Canton Township, Michigan and 45000 River Ridge Drive in Clinton Township, Michigan, respectively. Additionally, Community Bank Mortgage, Inc., a mortgage company, was formed and began operations in 2001. The Bank formed Community Bank Audit Services, Inc., a subsidiary that offers internal audit and compliance services, on March 26, 2002.

RESULTS OF OPERATIONS

The Corporation reported net income of $526,000 and $1,003,000 for the three and six month periods ended June 30, 2002, compared to net income of $346,000 and $666,000 for the three and six month periods ended June 30, 2001. The increase in net income was primarily due to the improvements in net interest income, which is partially offset by the increase in non-interest expense. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios and the decreasing cost of deposits during the period. Management expects net interest income to continue to increase during 2002 due to the continued growth in the loan portfolio and the continued diversification of the deposit mix with emphasis on the growth of savings, interest checking and money market accounts.

NET INTEREST INCOME

2002 Compared to 2001. As noted on the charts on the following pages, net interest income for the three and six month periods ended June 30, 2002, was $2,520,000 and $4,789,000, respectively, compared to $1,558,000 and $3,165,000 for the same periods ended June 30, 2001, an increase of $962,000 or 62% and $1,624,000 or 51%, respectively. This increase was caused primarily by an increase in the volume of interest earning assets and interest bearing liabilities and the net interest rate spread during the periods. The Corporation's interest rate spread was 3.11% and 3.19%, respectively, for the three and six month periods ended June 30, 2002, compared to 2.34% and 2.31% for the same periods in 2001. The Corporation's net interest margin on earning assets was 3.68% and 3.76%, respectively, for the three and six month periods ended June 30, 2002 compared to 3.45% and 3.50% for the same periods in 2001. The Corporation's increase in interest rate spread and net interest margin was primarily the result of the decreasing cost of the Bank's deposits as a result of the Bank's ability to adjust the deposit mix by increasing the balances in savings and other transaction-based deposit products relative to total deposits. Additionally, general industry rates have remained low throughout 2002. Management expects that both the net interest margin on earning assets and the net interest rate spread will increase during 2002 as the Bank converts funds currently held in federal funds, interest bearing deposits with banks and securities, available for sale into loans. Planned deposit growth for the remainder of 2002 is expected to slow, by design, in comparison to the first six months of 2002.

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


                                                                   Three months ended June 30,     Three months ended June 30,
                                                                              2002                             2001
                                                              ----------------------------------------------------------------------
                                                               Average                 Average      Average                Average
(In thousands)                                                 Balance      Interest     Rate       Balance    Interest     Rate
                                                              ----------    ---------  ---------   ----------  ---------  ----------

Assets
      Interest-bearing deposits with banks                       $8,910          $37      1.67%      $10,428       $115       4.44%
      Federal funds sold                                         13,292           53      1.60%       20,165        218       4.35%
      Securities, available for sale                             36,215          329      3.65%       15,508        215       5.58%
      Loans                                                     217,306        4,030      7.46%      135,399      2,964       8.80%
                                                             ----------    ---------  ---------   ----------  ---------  ----------
           Total earning assets                                 275,723        4,449      6.49%      181,500      3,512       7.78%
      Other assets                                                9,313                               12,695
                                                             ----------                           ----------

           Total assets                                        $285,036                             $194,195
                                                             ==========                           ==========

Liabilities and stockholders' equity
      Interest bearing deposits                                $209,762       $1,705      3.27%     $144,046     $1,946       5.43%
      Other borrowings                                           20,000          224      4.50%          455          8       7.07%
                                                             ----------    ---------  ---------   ----------  ---------  ----------
           Total interest bearing liabilities                   229,762        1,929      3.38%      144,501      1,954       5.44%

      Non-interest bearing deposits                              25,554                               20,293
      Other liabilities                                             958                                1,212
      Stockholders' equity                                       28,762                               28,189
                                                             ----------                           ----------

           Total liabilities and stockholders' equity          $285,036                             $194,195
                                                             ==========                           ==========

           Net interest income                                                $2,520                             $1,558
                                                                           =========                          =========

           Net interest rate spread                                                       3.11%                               2.34%
                                                                                      =========                          ==========

           Net interest margin on earning assets                                          3.68%                               3.45%
                                                                                      =========                          ==========



                                                                   Three months ended June 30,     Three months ended June 30,
                                                                              2002                             2001
                                                              ----------------------------------------------------------------------
                                                               Average                  Average      Average                Average
(In thousands)                                                 Balance      Interest      Rate       Balance    Interest     Rate
                                                              ----------    ---------  ---------   ----------  ---------  ----------
Assets
      Interest-bearing deposits with banks                       $7,931          $58       1.48%      $7,664       $174      4.56%
      Federal funds sold                                         14,832          130       1.77%      18,259        438      4.82%
      Securities, available for sale                             30,303          574       3.83%      23,920        670      5.63%
      Loans                                                     204,507        7,680       7.59%     132,758      5,900      8.94%
                                                             ----------    ---------  ---------   ----------  ---------  ---------
           Total earning assets                                 257,573        8,442       6.63%     182,601      7,182      7.91%
      Other assets                                               10,408                               11,008
                                                             ----------                           ----------

           Total assets                                        $267,981                             $193,609
                                                             ==========                           ==========

Liabilities and stockholders' equity
      Interest bearing deposits                                $194,584       $3,204       3.33%    $143,634     $4,001      5.60%
      Other borrowings                                           20,000          449       4.54%         459         16      7.01%
                                                             ----------    ---------   ---------   ----------  ---------  ---------
           Total interest bearing liabilities                   214,584        3,653       3.44%     144,093      4,017      5.61%

      Non-interest bearing deposits                              23,809                               20,087
      Other liabilities                                           1,078                                1,338
      Stockholders' equity                                       28,510                               28,091
                                                             ----------                           ----------

           Total liabilities and stockholders' equity          $267,981                             $193,609

                                                             ==========                           ==========

           Net interest income                                                $4,789                            $ 3,165
                                                                           =========                          =========

           Net interest rate spread                                                        3.19%                             2.31%
                                                                                      =========                          =========

           Net interest margin on earning assets                                           3.76%                             3.50%
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


                                                              Three Months ended                   Six Months Ended
                                                              June 30, 2002/2001                  June 30, 2002/2001
                                                           Change in Interest Due to:          Change in Interest Due to:
                                                     ----------------------------------    ---------------------------------
                                                         Average      Average    Net         Average     Average       Net
(In thousands)                                           Balance        Rate    Change       Balance      Rate       Change
                                                     ----------    ---------  ---------    --------- ----------    ---------
Assets
      Interest bearing deposits with banks                  ($6)        ($72)      ($78)          $2      ($118)      ($116)
      Federal funds sold                                    (27)        (138)      (165)         (30)      (278)       (308)
      Securities, available for sale                        189          (75)       114          117       (213)        (96)
      Loans                                               1,521         (455)     1,066        2,670       (890)      1,780
                                                     ----------    ---------  ---------    --------- ----------    ---------
Total earning assets                                     $1,677        ($740)      $937       $2,759    ($1,499)     $1,260
                                                     ==========    =========  =========    ========= ==========    =========

Liabilities
      Interest bearing deposits                            $538        ($779)     ($241)        $835    ($1,632)      ($797)
      Other borrowings                                      219           (3)       216          439         (6)        433
                                                     ----------    ---------  ---------    --------- ----------    ---------
Total interest bearing liabilities                         $757        ($782)      ($25)      $1,274    ($1,638)      ($364)
                                                     ==========    =========  =========    ========= ==========    =========

           Net interest income                                                     $962                              $1,624
                                                                              =========                            =========

           Net interest rate spread                                               0.77%                                0.88%
                                                                              =========                            =========

           Net interest margin on earning assets                                  0.23%                                0.26%
                                                                              =========                            =========


PROVISION FOR LOAN LOSSES

2002 Compared to 2001. The provision for loan losses was $263,000 and $488,000 for the three and six month period ended June 30, 2002, compared to $125,000 and $255,000 for the same periods in 2001, an increase of $138,000 or 110% for the three month period and $233,000 or 91% for the six month period. The provision for loan losses for the three and six months ended June 30, 2002 is based on internal analysis of the adequacy of the allowance for loan losses which considers the size and composition of the loan portfolio as well as other factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

NON-INTEREST INCOME

2002 Compared to 2001. Non-interest income was $238,000 and $551,000 for the three and six month periods ended June 30, 2002, compared to $358,000 and $584,000 for the same periods in 2001, a decrease of $120,000 or 34% for the three month period and a decrease of $33,000 or 6% for the six month period. The decrease was primarily due to the decline in the gain on the sale of loans during the period. This decrease was a result of a decrease in the volume of loans, held for sale that were originated and sold during the second quarter of 2002.

NON-INTEREST EXPENSE

2002 Compared to 2001. Non-interest expense was $1,699,000 and $3,334,000 for the three and six month periods ended June 30, 2002, compared to $1,270,000 and $2,487,000 for the same periods in 2001, an increase of $429,000 or 34% for the three month period and $847,000 or 34% for the six month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $1,096,000 and $2,104,000 for the three and six month periods ended June 30, 2002, compared to $793,000 and $1,599,000 for the same periods in 2001, an increase of $303,000 or 38% for the three month period and $505,000 or 32% for the six month period. The primary factor in the increase in salaries and benefits expense was the addition of two branch offices during the second half of 2001, the expansion of the commercial lending department and general staff increases. As of June 30, 2002, the number of full time equivalent employees was 80 compared to 55 as of June 30, 2001. Salaries and employee benefits will continue to increase with the opening of a branch office in the fourth quarter of 2002 along with general staff increases.

Two other components of the increase in non-interest expense were occupancy and equipment expense and other operating expense. Occupancy and equipment expense amounted to $225,000 and $443,000 for the three month and six month periods ended June 30, 2002, compared to $128,000 and $241,000 for the same periods in 2001, an increase of $97,000 or 76% for the three month period and $202,000 or 84% for the six month period. Other operating expense amounted to $128,000 and $296,000 for the three month period and six month periods ended June 30, 2002, compared to $120,000 and $213,000 for the same periods in 2001, an increase of $8,000 or 7% for the three month period and $83,000 or 39% for the six month period. The primary factor in the increase in occupancy and equipment expense and other operating expense was the opening of branch offices in Canton Township, Michigan and Clinton Township, Michigan. The Bank also completed the construction of an addition to the Bank's main office in Dearborn, Michigan in December 2001. During 2002, the Bank will open a retail branch on the pad site along Hall Road in Clinton Township in front of the current offices in the River Ridge Corporate Office Center Building. Construction of this project commenced during the second quarter of 2002. Upon completion, the retail branch staff will move to the pad site while loan, operations and administrative personnel will remain in the existing building. Additionally, the Bank expects to open a branch office during the fourth quarter of 2002.

INCOME TAX PROVISION

2002 Compared to 2001. Income tax expense was $270,000 and $515,000 for the three and six month period ended June 30, 2002, compared to $175,000 and $341,000 for the same periods in 2001, an increase of $95,000 or 54% for the three month period and $174,000 or 51% for the six month period. The increase was primarily a result of increased pre-tax income and the effective tax rate was approximately 34% in all periods..

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

Assets. Total assets at June 30, 2002 were $289,540,000 compared to $226,865,000 at December 31, 2001, an increase of $62,675,000 or 28%. The increase was primarily due to increases in loans and securities, available for sale during the period. The growth in loans and securities, available for sale was funded with deposit growth.

Federal Funds Sold. Total federal funds sold at June 30, 2002 were $8,779,000 compared to $4,887,000 at December 31, 2001, an increase of $3,892,000 or 80%. The increase was primarily due to the short term deployment of funds that were received as a result of an increase in deposits during the period. These funds are deployed into federal funds sold until they can be utilized to fund loan volume.

Interest bearing deposits with banks. Total interest bearing deposits with banks at June 30, 2002 were $2,645,000 compared to $7,387,000 at December 31, 2001, a decrease of $4,742,000 or 64%. This decrease was due to the deployment of these funds into loans. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2002 were $406,000 compared to $2,915,000 at December 31, 2001, a decrease of $2,509,000 or 86%. This decrease was primarily due to a decrease in the origination of loans held for sale during the first half of 2002 and the Bank's ability to receive funding more rapidly due to the use of additional correspondents.

Securities - Available for Sale. Total securities, available for sale, at June 30, 2002 were $41,713,000 compared to $21,652,000 at December 31, 2001, an increase of $20,061,000 or 93%. The increase was due to the purchase of securities, available for sale during the period. These securities were purchased to improve the yield on the Bank's available funds and carry an average maturity of less than thirty months.

The entire portfolio has a unrealized gain of $220,000. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

Please refer to Note B for the amortized cost and estimated market value of securities, available for sale.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,000,000 at June 30, 2002 and December 31, 2001.

Loans. Total loans at June 30, 2002 were $226,800,000 compared to $180,892,000 at December 31, 2001, an increase of $45,908,000 or 25%. The increase was primarily due to the expansion of the commercial lending department during 2001. This expansion included the addition of two experienced commercial loan officers at the Bank's branch office in Clinton Township, Michigan and the development of the surrounding region. This expansion continued in 2002, with the addition of an experienced commercial loan officer at the main office in Dearborn, Michigan during the second quarter of 2002. Major categories of loans included in the loan portfolio are as follows (in thousands):


                                                         06/30/02          12/31/01            06/30/01
                                                   -------------------  --------------  -------------------

Consumer loans                                                $20,363         $18,773              $16,255
Commercial, financial, & other                                 39,344          28,920               27,754
Commercial real estate construction                            21,402          10,463                5,408
Commercial real estate mortgages                              113,147          90,200               58,737
Residential real estate mortgages                              32,544          32,536               33,149
                                                   -------------------  --------------  -------------------

                                                              226,800         180,892              141,303
Allowance for loan losses                                      (2,313)         (1,922)              (1,373)
                                                   -------------------  --------------  -------------------

                                                             $224,487        $178,970             $139,930
                                                   ===================  ==============  ===================


The following is a summary of non-performing assets and problems loans (in thousands):


                                                          06/30/02          12/31/01          06/30/01
                                                   -------------------  --------------  -------------------
Over 90 days past due and still accruing                          $20            $364                 $536
Non-accrual loans                                                 760             427                  328
Renegotiated loans                                                ---             ---                  354
Other real estate owned                                           ---             ---                  ---
                                                   -------------------  --------------  -------------------

                                                                 $780            $791               $1,218
                                                   ===================  ==============  ===================



Non-accrual loans at June 30, 2002 were $760,000, of which, $336,000 were well secured by residential real estate. Non-accrual loans consisted of two residential mortgage loans in bankruptcy proceedings with balances of $289,000 and $47,000 and two slow paying commercial equipment loans with balances of $286,000 and $138,000.

Allowance for Loan Losses. The allowance for loan losses was $2,313,000 at June 30, 2002 compared to $1,922,000 at December 31, 2001, an increase of $391,000 or 20%. The allowance for loan losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):


                                                Six Months Ended           Year Ended          Six Months Ended
                                                    06/30/02                12/31/01               06/30/01
                                         ------------------------  -------------------  -----------------------

Balance, beginning of year                                $1,922               $1,252                   $1,252

Charge-offs:
       Consumer loans                                        (21)                 (43)                     (43)
       Commercial loans                                      (82)                (251)                    (103)
Recoveries:
      Consumer loans                                           3                   32                       11
      Commercial loans                                         3                   12                      ---
                                         ------------------------  -------------------  -----------------------

Net charge-offs                                              (97)                (250)                    (135)

Additions charged to operations                              488                  920                      255
                                         ------------------------  -------------------  -----------------------

Balance, end of period                                    $2,313               $1,922                   $1,372
                                         ========================  ===================  =======================

Allowance to total loans                                    1.02%                1.06%                    0.97%
                                         ========================  ===================  =======================

Allowance to nonperforming assets                         296.54%              242.98%                  112.64%
                                         ========================  ===================  =======================

Net charge-offs to average loans                            0.05%                0.17%                    0.10%
                                         ========================  ===================  =======================



Premises and Equipment. Bank premises and equipment at June 30, 2002 was $4,739,000 compared to $4,746,000 at December 31, 2001, a decrease of $7,000 or less than 1%.

Accrued Interest Receivable. Accrued interest receivable at June 30, 2002 was $1,329,000 compared to $1,085,000 at December 31, 2001, an increase of $244,000 or 22%. The increase was primarily due to the increase in the Bank's loan and investment portfolios.

Other Assets. Other assets at June 30, 2002 were $716,000 compared to $623,000 at December 31, 2001, an increase of $93,000 or 15%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at June 30, 2002 were $239,527,000 compared to $177,481,000 at December 31, 2001, an increase of $62,046,000 or 35%. The following is a summary of the distribution of deposits (in thousands):


                                                 06/30/02                12/31/01               06/30/01
                                        ------------------------  -------------------  -----------------------
Non-interest bearing:
     Demand                                             $28,785              $21,441                  $22,045
                                        ------------------------  -------------------  -----------------------

Interest bearing:
     Checking                                           $12,999               $9,263                   $8,545
     Money market                                        18,542               20,545                   27,656
     Savings                                             51,844               37,429                   26,906
     Time, under $100,000                                61,082               38,667                   40,561
     Time, $100,000 and over                             66,275               50,136                   45,471
                                        ------------------------  -------------------  -----------------------
                                                        210,742              156,040                  149,139
                                        ------------------------  -------------------  -----------------------

Total deposits                                         $239,527             $177,481                 $171,184
                                        ========================  ===================  =======================


The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a grand opening promotion for the Bank's branch office in Clinton Township, Michigan, which targeted time deposit growth and an annual birthday celebration and marketing campaign in March 2002. Management also implemented a strategy during 2001 to change the mix of the deposit portfolio by focusing more heavily on demand, interest bearing checking, savings and money market, while reducing its reliance on time deposits. The implementation of this strategy will continue during the remainder of 2002.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $20,000,000 at June 30, 2002 and December 31, 2001.

Accrued Interest Payable. Accrued interest payable at June 30, 2002 was $604,000 compared to $804,000 at December 31, 2001, a decrease of $200,000 or 25%. The decrease was primarily due to the decreasing cost of interest bearing deposits during the period.

Other Liabilities. Other liabilities at June 30, 2002 were $418,000 compared to $677,000 at December 31, 2001, a decrease of $259,000 or 38%. The decrease was primarily due to the decrease in expenses payable during the period.

CAPITAL

Stockholders' equity at June 30, 2002 was $28,991,000 compared to $27,903,000 as of December 31, 2001, an increase of $1,088,000 or 4%. In prior years, the Corporation had announced that it would repurchase up to 406,874 shares of its outstanding common stock under two stock repurchase programs. Through December 31, 2001, the Corporation was able to repurchase 393,624 shares within Securities and Exchange Commission guidelines primarily related to the volume of market activity. Considering that the Corporation's stock closed at $13.800 per share on June 30, 2002, representing a 118 percent market to book ratio and the Corporation's plans for continued expansion, the Corporation is not planning to repurchase shares during 2002. No shares were repurchased during the first six months of 2002.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):


                                                                                                       Minimum
                                                                                               To Be Well Capitalized
                                                                    Minimum for Capital        Under Prompt Corrective
                                                Actual               Adequacy Purposes            Action Provisions
                                   ---------------------------    ----------------------    --------------------------
                                          Amount        Ratio          Amount     Ratio           Amount        Ratio
                                   ---------------------------    ----------------------    --------------------------

As of June 30, 2002
     Total capital
        (to risk weighted assets)
               Consolidated               31,159       12.5%         19,913       8.0%            24,891       10.0%
               Bank                       25,564       10.4%         19,578       8.0%            24,473       10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated               28,846       11.6%          9,957       4.0%            14,935        6.0%
               Bank                       23,251        9.5%          9,789       4.0%            14,684        6.0%
    Tier 1 capital
        (to average assets)
               Consolidated               28,846       10.1%         11,401       4.0%            14,252        5.0%
               Bank                       23,251        8.3%         11,180       4.0%            13,975        5.0%


As of December 31, 2001
     Total capital
        (to risk weighted assets)
               Consolidated               29,765       14.2%         16,735       8.0%            20,939       10.0%
               Bank                       20,170       10.1%         16,056       8.0%            20,090       10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated               27,843       13.3%          8,367       4.0%            12,563        6.0%
               Bank                       18,249        9.1%          8,028       4.0%            12,054        6.0%
    Tier 1 capital
        (to average assets)
               Consolidated               27,843       12.9%          8,654       4.0%            10,817        5.0%
               Bank                       18,249        8.9%          8,183       4.0%            10,229        5.0%




Based on the respective regulatory capital ratios at June 30, 2002 and December 31, 2001, the Corporation and Bank are considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2002, which are expected to mature or reprice in each of the time periods shown below.


                                             ---------------------------------------------------------------
(In thousands)                                    1-90         91-365         1-5         Over
                                                  Days          Days         Years      5 Years      Total
                                             ------------  ------------  ----------- ----------- -----------
Earning assets
     Federal funds sold                           $8,779          $---         $---        $---      $8,779
     Interest bearing deposits with banks          2,645           ---          ---         ---       2,645
     Mortgage loans held for sale                    406           ---          ---         ---         406
     Securities available for sale                16,789         8,071       14,538       2,315      41,713
     Federal Home Loan Bank stock                  1,000           ---          ---         ---       1,000
     Total loans (1)                              65,395        13,331      133,262      14,052     226,040
                                             ------------  ------------  ----------- ----------- -----------
Total earning assets                              95,014        21,402      147,800      16,367     280,583

Interest bearing liabilities
     Time deposits                                24,102        79,328       23,927         ---     127,357
     Other interest bearing deposits              83,385           ---          ---         ---      83,385
     Federal Home Loan Bank advances                 ---           ---       10,000      10,000      20,000
                                             ------------  ------------  ----------- ----------- -----------
Total interest bearing liabilities               107,487        79,328       33,927      10,000     230,742

Net asset (liability) funding gap                (12,473)      (57,926)      113,873      6,367     $49,841
                                             ------------  ------------  ----------- ----------- ===========

Cumulative net asset (liability) funding gap    ($12,473)     ($70,399)     $43,474     $49,841
                                             ============  ============  =========== ===========



 (1)  Total loans do not include non-accrual loans.

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

PART II  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         The corporation held its regular annual meeting on May 21, 2002. At this meeting, four directors were re-elected to serve three-year terms expiring in 2005. The voting results for each nominee were as follows:

         Nominee                            Total For
         -------                            ---------
         Wilbur M. Brucker Jr.              2,202,436
         Bradley F. Keller                  2,203,334
         Richard Nordstrom                  2,202,436
         Ronnie J. Story                    2,203,088

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a) A Form 8-K Report was not filed during the three months ended June 30, 2002.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Dearborn Bancorp, Inc.
                                  (Registrant)





                               /s/ John E. Demmer
                      -------------------------------------
                                 John E. Demmer
                                    Chairman



                               /s/ Michael J. Ross
                      -------------------------------------
                                 Michael J. Ross
                      President and Chief Executive Officer



                              /s/ Jeffrey L. Karafa
                      -------------------------------------
                                Jeffrey L. Karafa
                      Treasurer and Chief Financial Officer





Date:  August 10, 2002

DEARBORN BANCORP, INC.
FORM 10-Q (continued)


                                  CERTIFICATION


         The undersigned, Michael J. Ross, Chief Executive Officer, and Jeffrey
L. Karafa, Chief Financial Officer, of Dearborn Bancorp, Inc., a Michigan corporation (the "Company") do hereby certify that the periodic report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 containing financial statements of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         IN WITNESS WHEREOF, we have signed this Certification as of the 10th day of August, 2002.


                                  /S/ Michael J. Ross
                                 ------------------------------------------
                                 Michael J. Ross
                                 Chief Executive Officer

                                 /S/ Jeffrey L. Karafa
                                 ------------------------------------------
                                 Jeffrey L. Karafa
                                 Chief Financial Officer