Form 10-Q
period 2002-09-30
DEARBORN BANCORP INC /MI/
filed 2002-11-14
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended    September 30, 2002.
                                  -------------------

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

                 22290 Michigan Avenue, Dearborn, MI 48123-2247
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes       X      No
    -----------     ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).

Yes               No      X
    ------------     ------------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of October 31, 2002.

            Class                                     Shares Outstanding
            -----                                     -------------------
        Common Stock                                      2,488,945

                             DEARBORN BANCORP, INC.
                                      INDEX

Part I.           Financial Information:

Item 1.           Financial Statements

                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:                  Page
                                                                                                 ----
                  Independent Accountants' Report                                                  3

                  Consolidated Balance Sheets - September 30, 2002,
                          December 31, 2001 and September 30, 2001                                 4

                  Consolidated Statements of Income - For the Three and Nine
                  Months Ended September 30, 2002 and 2001                                         5

                  Consolidated Statements of Comprehensive Income  - For
                  the Three and Nine Months Ended September 30, 2002 and 2001                      6

                  Consolidated Statements of Cash Flows - For the
                  Nine  Months Ended September 30, 2002 and 2001                                   7

                  Notes to Consolidated Financial Statements                                      8-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            12-24

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                     25-26

Item 4.           Controls and Procedures                                                          27

Part II.          Other Information:

         Pursuant to SEC rules and regulations, the following item is included with the Form 10-Q Report:

                  Item 6.   Exhibits and Reports on Form 8-K                                       28

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 4.   Submission of Matters to a Vote of Security Holders
                  Item 5.   Other Information

   SIGNATURES                                                                                     29

   CERTIFICATIONS                                                                                30-35

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of September 30, 2002 and 2001, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2002 and 2001, and the related statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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






                                           /s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
October 14, 2002

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars, in thousands)

                                                                   09/30/02             12/31/01             09/30/01
                                                               ------------------   ------------------   ------------------
ASSETS
Cash and cash equivalents
          Cash and due from banks                                         $4,176               $3,600               $2,525
          Federal funds sold                                               9,670                4,887                2,527
          Interest bearing deposits with banks                             6,751                7,387                4,220
                                                               ------------------   ------------------   ------------------
                    Total cash and cash equivalents                       20,597               15,874                9,272

Mortgage loans held for sale                                                 380                2,915                3,150
Securities available for sale                                             19,624               21,652               33,320
Federal Home Loan Bank stock                                               1,033                1,000                  450
Loans
          Loans                                                          251,174              180,892              153,637
          Allowance for loan losses                                       (2,700)              (1,922)              (1,571)
                                                               ------------------   ------------------   ------------------
                    Net loans                                            248,474              178,970              152,066

Premises and equipment, net                                                5,033                4,746                4,406
Accrued interest receivable                                                1,197                1,085                1,095
Other assets                                                                 600                  623                  396
                                                               ------------------   ------------------   ------------------

          Total assets                                                  $296,938             $226,865             $204,155
                                                               ==================   ==================   ==================

LIABILITIES
Deposits
          Non-interest bearing deposits                                  $36,038              $21,441              $21,672
          Interest bearing deposits                                      209,534              156,040              152,671
                                                               ------------------   ------------------   ------------------
                    Total deposits                                       245,572              177,481              174,343

Other liabilities
          Federal Home Loan Bank advances                                 20,660               20,000                  ---
          Mortgage payable                                                   ---                  ---                  446
          Accrued interest payable                                           609                  804                  836
          Other liabilities                                                  302                  677                  515
                                                               ------------------   ------------------   ------------------
                    Total liabilities                                    267,143              198,962              176,140

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                   2,481,609 shares at 09/30/02, 2,471,609 at
                   12/31/01; and  2,501,481 shares at 09/30/01            28,667               27,675               27,335
          Retained earnings                                                1,078                  168                  425
          Accumulated other comprehensive income                              50                   60                  255
                                                               ------------------   ------------------   ------------------
                    Total stockholders' equity                            29,795               27,903               28,015

                    Total liabilities and stockholders' equity          $296,938             $226,865             $204,155
                                                               ==================   ==================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share data)

                                                                       Three Months Ended            Nine Months Ended
                                                                     09/30/02      09/30/01         09/30/02     09/30/01
                                                                    -----------  -------------     -----------  -----------
Interest income
          Interest on loans, including fees                             $4,443         $3,155         $12,123       $9,055
          Interest on securities available for sale                        296            370             870        1,040
          Interest on interest bearing deposits with banks                  25             40              83          214
          Interest on federal funds                                         37            116             167          554
                                                                    -----------  -------------     -----------  -----------
                    Total interest income                                4,801          3,681          13,243       10,863

Interest expense
          Interest on deposits                                           1,655          1,781           4,859        5,782
          Interest on other borrowings                                     230              7             679           23
                                                                    -----------  -------------     -----------  -----------
                    Total interest expense                               1,885          1,788           5,538        5,805

                    Net interest income                                  2,916          1,893           7,705        5,058
Provision for loan losses                                                  400            250             888          505
                                                                    -----------  -------------     -----------  -----------

Net interest income after provision for loan losses                      2,516          1,643           6,817        4,553
                                                                    -----------  -------------     -----------  -----------

Non-interest income
          Service charges on deposit accounts                               97             62             261          192
          Fees for other services to customers                               7              6              23           22
          Gain on the sale of loans                                        321            222             676          663
          Gain (loss) on the sale of securities available for sale         138            --              138          (5)
          Other income                                                      16              2              32            4
                                                                    -----------  -------------     -----------  -----------
                    Total non-interest income                              579            292           1,130          876

Non-interest expenses
          Salaries and employee benefits                                 1,156            843           3,260        2,442
          Occupancy and equipment expense                                  240            183             683          424
          Advertising and marketing                                         28             24             147          107
          Stationery and supplies                                           43             49             156          142
          Professional services                                             59             54             181          200
          Data processing                                                   62             43             184          141
          FDIC insurance premiums                                           10              8              25           22
          Other operating expenses                                         182            113             478          326
                                                                    -----------  -------------     -----------  -----------
                    Total non-interest expenses                          1,780          1,317           5,114        3,804
                                                                    -----------  -------------     -----------  -----------

Income before income tax provision                                       1,315            618           2,833        1,625
Income tax provision                                                       447            217             962          558
                                                                    -----------  -------------     -----------  -----------

Net income                                                                $868           $401          $1,871       $1,067
                                                                    ===========  =============     ===========  ===========

Share and per share data:
Net income - basic                                                       $0.35          $0.16           $0.76        $0.41
Net income - diluted                                                     $0.33          $0.15           $0.72        $0.40

Weighted average number of shares outstanding - basic                2,472,393      2,556,088       2,471,870    2,586,532
Weighted average number of shares outstanding - diluted              2,613,226      2,634,625       2,591,538    2,635,064

The accompanying notes are an integral part of these consolidated financial statements

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

                                                                      Three Months Ended           Nine Months Ended
                                                                     09/30/02     09/30/01      09/30/02       09/30/01
                                                                    -----------  -----------   -----------    -----------
Net income                                                                $868         $401        $1,871         $1,067
Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities
          Unrealized holding gains (losses) arising during period           (6)         338           123            621
          Less:  reclassification adjustment for (gains) losses
               Included net income                                        (138)         --           (138)             5
          Tax effects                                                       49         (119)            5           (212)
                                                                    -----------  -----------   -----------    -----------
Other comprehensive income (loss)                                          (95)         219           (10)           414
                                                                    -----------  -----------   -----------    -----------

Comprehensive income                                                      $773         $620        $1,861         $1,481
                                                                    ===========  ===========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

                                                                                 9/30/02               9/30/01
                                                                             -----------------    ------------------
Cash flows from operating activities
          Interest and fees received                                                  $13,131               $11,302
          Interest paid                                                                (5,733)               (5,835)
          Taxes paid                                                                     (709)               (1,030)
          Proceeds from sale of mortgages held for sale                                45,690                49,054
          Origination of mortgages held for sale                                      (42,479)              (50,456)
          Cash paid to suppliers and employees                                         (4,972)               (3,279)
                                                                             -----------------    ------------------
          Net cash provided by (used in) operating activities                           4,928                 (244)

Cash flows from investing activities
          Proceeds from maturities of securities available for sale                    20,574                37,880
          Proceeds from sales of securities available for sale                         12,044                13,755
          Proceeds from repayments of securities available for sale                       454                   --
          Purchases of securities available for sale                                  (31,050)              (32,504)
          Purchase of Federal Home Loan Bank stock                                        (33)                  --
          Increase in loans, net of payments received                                 (70,392)              (25,719)
          Purchases of property and equipment                                            (584)               (1,502)
                                                                             -----------------    ------------------
          Net cash used in investing activities                                       (68,987)               (8,090)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                                14,597                 2,519
          Net increase in interest bearing deposits                                    53,494                 7,703
          Principal payments on mortgage payable                                          --                    (21)
          Proceeds from Federal Home Loan Bank advances                                   660                   --
          Repurchase of common stock                                                      --                 (1,229)
          Issuance of shares upon exercise of stock options                                31                   --
                                                                             -----------------    ------------------
          Net cash provided by financing activities                                    68,782                 8,972

Increase in cash and cash equivalents                                                   4,723                   638
Cash and cash equivalents at the beginning of the period                               15,874                 8,634
                                                                             -----------------    ------------------

Cash and cash equivalents at the end of the period                                    $20,597                $9,272
                                                                             =================    ==================

Reconciliation of net income to net cash provided by
  (used in) operating activities
Net income                                                                             $1,871                $1,067
          Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities
                    Provision for loan losses                                             888                   505
                    Depreciation and amortization expense                                 297                   255
                    Accretion of discount on securities available for sale                 (7)                  (15)
                    Amortization of premium on securities available for sale              136                   100
                    (Gain) loss on the sale of securities available for sale             (138)                    5
                    (Increase) decrease in mortgages held for sale                      2,535                (2,065)
                    (Increase) decrease in interest receivable                           (112)                  439
                    Increase (decrease) in interest payable                              (195)                   10
                    (Increase) decrease in other assets                                    28                  (359)
                    Decrease in other liabilities                                        (375)                 (186)
                                                                             -----------------    ------------------

Net cash provided by (used in) operating activities                                    $4,928                 ($244)
                                                                             =================    ==================


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

         The consolidated financial statements of the Corporation as of September 30, 2002 and 2001, and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the periods are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements as of September 30, 2002 and 2001, and for the three and nine months ended September 30, 2002 and 2001 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 2001 Annual Report to Stockholders on Form 10-K.

B.       Securities Available For Sale

         The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

                                                                         September 30, 2002
                                                ----------------------------------------------------------------------
                                                                        Gross            Gross           Estimated
                                                   Amortized         Unrealized       Unrealized          Market
                                                      Cost              Gains           Losses             Value
                                                -----------------  ---------------- ----------------  ----------------
         US Treasury securities                           $2,021                $5             $--             $2,026
         Mortgage backed securities                        2,517                97              --              2,614
         Municipal securities                              5,000               --               --              5,000
         Corporate debt securities                         6,010                13              (39)            5,984
         Preferred stock                                   4,000               --               --              4,000
                                                -----------------  ---------------- ----------------  ----------------

                   Totals                                $19,548              $115             ($39)          $19,624
                                                =================  ================ ================  ================


                                                                          December 31, 2001
                                                ----------------------------------------------------------------------
                                                                        Gross            Gross           Estimated
                                                   Amortized         Unrealized       Unrealized          Market
                                                      Cost              Gains           Losses             Value
                                                -----------------  ---------------- ----------------  ----------------
         US Treasury securities                           $2,069              $--              $--             $2,069
         Mortgage backed securities                        2,970                50               (7)            3,013
         Municipal securities                              1,476                 1              --              1,477
         Corporate debt securities                        11,046                73              (26)           11,093
         Preferred stock                                   4,000               --               --              4,000
                                                -----------------  ---------------- ----------------  ----------------

                   Totals                                $21,561              $124             ($33)          $21,652
                                                =================  ================ ================  ================

         The amortized cost and estimated market value of securities available for sale at September 30, 2002 by contractual maturity are shown below (in thousands):


                                                                                                         Estimated
                                                                                       Amortized          Market
                                                                                         Cost              Value
                                                                                    ----------------  ----------------
         Due in three months or less                                                           $--               $--
         Due in three months through one year                                                 4,021             4,038
         Due in one year through five years                                                   9,010             8,972
         Due in over ten years                                                                4,000             4,000
         Mortgage backed securities                                                           2,517             2,614
                                                                                    ----------------  ----------------

                   Totals                                                                   $19,548           $19,624
                                                                                    ================  ================

C.       Stock Option Plan

         Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 578,813 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options become exercisable six months after the date of grant. If an option expires or terminates without having been exercised, shares covered by such option becomes available for future grant under the Plan.

         A summary of the option activity for the nine months ended September 30, 2002 is as follows:

                                                                                                         Weighted
                                                                                       Weighted        Average Fair
                                                          Available                     Average          Value of
                                                             For         Options       Exercise           Options
                                                            Grant      Outstanding       Price            Granted
                                                            -----      -----------       -----            -------
         Outstanding at January 1, 2002                      243,643        312,016        $8.10
         Granted                                           (125,225)        125,225        11.46
         Exercised                                               --         (10,000)        7.70             $4.93
                                                      --------------- --------------  -----------
         Outstanding at September 30, 2002                   118,418        427,241        $9.09

         For the options outstanding at September 30, 2002, the range of exercise prices was $5.88 to $13.25 per share with a weighted-average remaining contractual term of 7.6 years. At September 30, 2002, 420,141 options were exercisable at weighted average exercise price of $9.03 per share.

         Had compensation cost for stock options been measured using the fair value method of FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the nine months ended September 30, 2002 and 2001 (in thousands, except per share data). The pro forma effects may increase in the future if more options are granted.

                                                              For the Nine Months Ended September 30,
                                                               2002                            2001
                                                     --------------------------    -----------------------------
         Net income
                   As reported                                          $1,871                           $1,067
                   Pro forma                                             1,252                              728
         Basic income per share
                   As reported                                           $0.76                            $0.41
                   Pro forma                                              0.51                             0.28
         Diluted income per share
                 As reported                                              0.72                             0.40
                 Pro forma                                                0.48                             0.28

         The pro forma effects are computed with option pricing models, using the following weighted average assumptions as of grant date for grants during the nine month periods ended September 30, 2002 and 2001.

                                                                   2002                  2001
                                                             ------------------   -------------------
          Risk-free interest rate                                        4.76%                 5.12%
          Expected option life                                         8 years               8 years
          Dividend yield                                                 0.00%                 0.00%
          Expected volatility of stock price                            26.06%                25.65%

           All share and per share amounts have been adjusted for stock dividends.

PART I  -  FINANCIAL INFORMATION

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

GENERAL

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office. Subsequently, branch offices were opened in Dearborn Heights and Plymouth Township. During 2001, the Bank opened its fourth and fifth offices, located at 1325 N. Canton Center Road, Canton Township, Michigan and 45000 River Ridge Drive in Clinton Township, Michigan, respectively. Additionally, Community Bank Mortgage, Inc., a mortgage company, was formed and began operations in 2001. The Bank formed Community Bank Audit Services, Inc., a subsidiary that offers internal audit and compliance services, on March 26, 2002. Additionally, the Bank intends to open an office at 19100 Hall Road in Clinton Township during November of 2002 and an office at 12820 Fort Street in Southgate during the first quarter of 2003.

RESULTS OF OPERATIONS

The Corporation reported net income of $868,000 and $1,871,000 for the three and nine month periods ended September 30, 2002, compared to net income of $401,000 and $1,067,000 for the three and nine month periods ended September 30, 2001. The increase in net income was primarily due to the improvements in net interest income, which is partially offset by the increase in non-interest expense. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios and the decreasing cost of deposits during the period. Management expects net interest income to continue to increase during 2002 due to the continued growth in the loan portfolio and the continued diversification of the deposit mix with emphasis on the growth of savings, interest checking and money market accounts.

NET INTEREST INCOME

2002 Compared to 2001. As noted on the charts on the following pages, net interest income for the three and nine month periods ended September 30, 2002, was $2,916,000 and $7,705,000, respectively, compared to $1,893,000 and
$5,058,000 for the same periods ended September 30, 2001, an increase of $1,023,000 or 54% and $2,647,000 or 52%, respectively. This increase was caused primarily by an increase in the volume of interest earning assets and the net interest rate spread during the periods. The Corporation's interest rate spread was 3.50% and 3.29%, respectively, for the three and nine month periods ended September 30, 2002, compared to 2.92% and 2.53% for the same periods in 2001. The Corporation's net interest margin on earning assets was 4.12% and 3.88%, respectively, for the three and nine month periods ended September 30, 2002 compared to 3.87% and 3.63% for the same periods in 2001. The Corporation's improvement in interest rate spread and net interest margin was primarily the result of the Bank's ability to originate commercial loans and fund those loans with lower yielding liquid assets and lower costing deposits. Additionally, the cost of the Bank's deposits have continued to decrease as a result of the Bank's ability to adjust the deposit mix by increasing the balances in savings and other transaction-based deposit products relative to total deposits. Additionally, general industry rates have remained low throughout 2002. Management expects that both the net interest margin on earning assets and the net interest rate spread will increase during 2002 as the Bank converts funds currently held in federal funds, interest bearing deposits with banks and securities available for sale into loans.

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

                                                                Three months ended September 30,    Three months ended September 30,
                                                                               2002                               2001
                                                                ---------------------------------  ---------------------------------
                                                                 Average                Average     Average                Average
(In thousands)                                                   Balance     Interest    Rate       Balance     Interest     Rate
                                                                -----------  --------  ----------  -----------  ---------  ---------
Assets
          Interest-bearing deposits with banks                      $6,124       $25       1.62%       $3,998        $40      3.98%
          Federal funds sold                                         8,488        37       1.73%       12,927        116      3.57%
          Securities, available for sale                            30,127       296       3.91%       29,606        370      4.97%
          Loans                                                    236,991     4,443       7.46%      148,033      3,155      8.48%
                                                                -----------  --------  ----------  -----------  ---------  ---------
             Total earning assets                                  281,730     4,801       6.78%      194,564      3,681      7.53%
          Other assets                                               8,980                             10,323
                                                                -----------                        -----------

             Total assets                                         $290,710                           $204,887
                                                                ===========                        ===========

Liabilities and stockholders' equity
          Interest bearing deposits                               $208,687    $1,655       3.15%     $153,919     $1,781      4.60%
          Other borrowings                                          20,229       230       4.52%          448          7      6.22%
                                                                -----------  --------  ----------  -----------  ---------  ---------
             Total interest bearing liabilities                    228,916     1,885       3.28%      154,367      1,788      4.61%
          Non-interest bearing deposits                             31,071                             20,875
          Other liabilities                                          1,362                              1,334
          Stockholders' equity                                      29,361                             28,311
                                                                -----------                        -----------

             Total liabilities and stockholders' equity           $290,710                           $204,887
                                                                ===========                        ===========

             Net interest income                                              $2,916                              $1,893
                                                                             ========                           =========

             Net interest rate spread                                                      3.50%                              2.92%
                                                                                       ==========                          =========

             Net interest margin on earning assets                                         4.12%                              3.87%
                                                                                       ==========                          =========


                                                                Nine months ended September 30,     Nine months ended September 30,
                                                                             2002                                 2001
                                                              ----------------------------------   ---------------------------------
                                                               Average                 Average      Average                Average
(In thousands)                                                 Balance     Interest     Rate        Balance     Interest     Rate
                                                              -----------  ---------  ----------   -----------  ---------  ---------
Assets
          Interest-bearing deposits with banks                    $7,322        $83       1.52%        $6,429       $214      4.46%
          Federal funds sold                                      12,694        167       1.76%        16,462        554      4.51%
          Securities available for sale                           30,907        870       3.77%        25,836      1,040      5.40%
          Loans                                                  215,454     12,123       7.54%       137,906      9,055      8.80%
                                                              -----------  ---------  ----------   -----------  ---------  ---------
             Total earning assets                                266,377     13,243       6.67%       186,633     10,863      7.80%
          Other assets                                             9,230                               10,776
                                                              -----------                          -----------

             Total assets                                       $275,607                             $197,409
                                                              ===========                          ===========

Liabilities and stockholders' equity
          Interest bearing deposits                             $199,336     $4,859       3.27%      $147,100     $5,782      5.27%
          Other borrowings                                        20,077        679       4.53%           455         23      6.78%
                                                              -----------  ---------  ----------   -----------  ---------  ---------
             Total interest bearing liabilities                  219,413      5,538       3.38%       147,555      5,805      5.27%
          Non-interest bearing deposits                           26,223                               20,352
          Other liabilities                                        1,174                                1,336
          Stockholders' equity                                    28,797                               28,166
                                                              -----------                          -----------

             Total liabilities and stockholders' equity         $275,607                             $197,409
                                                              ===========                          ===========

             Net interest income                                             $7,705                               $5,058
                                                                           =========                            =========

             Net interest rate spread                                                     3.29%                               2.53%
                                                                                      ==========                           =========

             Net interest margin on earning assets                                        3.88%                               3.63%
                                                                                      ==========                           =========

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


                                                               Three Months ended                      Nine Months Ended
                                                             September 30, 2002/2001                September 30, 2002/2001
                                                            Change in Interest Due to:             Change in Interest Due to:
                                                        ----------------------------------    ---------------------------------
                                                         Average      Average      Net         Average     Average      Net
(In thousands)                                           Balance       Rate      Change        Balance      Rate      Change
                                                        -----------  ---------- ----------    ----------- ---------- ----------
Assets
          Interest bearing deposits with banks                  $9       ($24)      ($15)          ($36)      ($95)     ($131)
          Federal funds sold                                  (20)        (59)       (79)          (163)      (224)      (387)
          Securities available for sale                          5        (79)       (74)             33      (203)      (170)
          Loans                                              1,666       (378)      1,288          3,901      (833)      3,068
                                                        -----------  ---------- ----------    ----------- ---------- ----------
Total earning assets                                        $1,660      ($540)     $1,120         $3,735   ($1,355)     $2,380
                                                        ===========  ========== ==========    =========== ========== ==========

Liabilities
          Interest bearing deposits                           $431      ($557)     ($126)           $549   ($1,472)     ($923)
          Other borrowings                                     225         (2)        223            661        (5)        656
                                                        -----------  ---------- ----------    ----------- ---------- ----------
Total interest bearing liabilities                            $656      ($559)        $97         $1,210   ($1,477)     ($267)
                                                        ===========  ========== ==========    =========== ========== ==========

                Net interest income                                                $1,023                               $2,647
                                                                                ==========                           ==========

                Net interest rate spread                                            0.58%                                0.76%
                                                                                ==========                           ==========

                Net interest margin on earning assets                               0.25%                                0.25%
                                                                                ==========                           ==========


PROVISION FOR LOAN LOSSES

2002 Compared to 2001. The provision for loan losses was $400,000 and $888,000 for the three and nine month period ended September 30, 2002, compared to $250,000 and $505,000 for the same periods in 2001, an increase of $150,000 or 60% for the three month period and $383,000 or 76% for the nine month period. The provision for loan losses for the three and nine months ended September 30, 2002 is based on internal analysis of the adequacy of the allowance for loan losses which considers the size and composition of the loan portfolio as well as other factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

NON-INTEREST INCOME

2002 Compared to 2001. Non-interest income was $579,000 and $1,130,000 for the three and nine month periods ended September 30, 2002, compared to $292,000 and $876,000 for the same periods in 2001, an increase of $287,000 or 98% for the three month period and $254,000 or 29% for the nine month period. The increase for the three month period was primarily due to increases in the gain on the sale of securities available for sale and gain on the sale of loans during the period. The increase for the nine month period was primarily due to increases in the gain on the sale of securities available for sale and service charges on deposit accounts. The securities were sold to provide additional liquidity that will be utilized to fund loan demand during the fourth quarter of 2002.

NON-INTEREST EXPENSE

2002 Compared to 2001. Non-interest expense was $1,780,000 and $5,114,000 for the three and nine month periods ended September 30, 2002, compared to $1,317,000 and $3,804,000 for the same periods in 2001, an increase of $463,000 or 35% for the three month period and $1,310,000 or 34% for the nine month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $1,156,000 and $3,260,000 for the three and nine month periods ended September 30, 2002, compared to $843,000 and $2,442,000 for the same periods in 2001, an increase of $313,000 or 37% for the three month period and $818,000 or 33% for the nine month period. The primary factor in the increase in salaries and benefits expense was the addition of two branch offices during the second half of 2001, the expansion of the lending and operations departments and general staff increases. As of September 30, 2002, the number of full time equivalent employees was 81 compared to 55 as of September 30, 2001. Salaries and employee benefits will continue to increase with the opening of a branch office during the fourth quarter of 2002, preparation for the opening of a branch office during the first quarter of 2003 and general staff increases.

Two other components of the increase in non-interest expense were occupancy and equipment expense and other operating expense. Occupancy and equipment expense amounted to $240,000 and $683,000 for the three month and nine month periods ended September 30, 2002, compared to $183,000 and $424,000 for the same periods in 2001, an increase of $57,000 or 31% for the three month period and $259,000 or 61% for the six month period. Other operating expense amounted to $182,000 and $478,000 for the three month period and nine month period ended September 30, 2002, compared to $113,000 and $326,000 for the same periods in 2001, an increase of $57,000 or 31% for the three month period and $259,000 or 61% for the nine month period. The primary factor in the increase in occupancy and equipment expense and other operating expense was the opening of branch offices in Canton Township, Michigan and Clinton Township, Michigan. The Bank also completed the construction of an addition to the Bank's main office in Dearborn, Michigan in December 2001. During 2002, the Bank will open a retail branch at 19100 Hall Road in Clinton Township in front of the current offices in the River Ridge Corporate Office Center Building. Construction of this project commenced during the second quarter of 2002. Upon completion during the fourth quarter of 2002, the retail branch staff will move to the retail branch office while loan, operations and administrative personnel will remain in the existing building. Additionally, the Bank expects to open a branch office in Southgate during the first quarter of 2003.

INCOME TAX PROVISION

2002 Compared to 2001. Income tax expense was $447,000 and $962,000 for the three and nine month periods ended September 30, 2002, compared to $217,000 and $558,000 for the same periods in 2001, an increase of $230,000 or 106% for the three month period and $404,000 or 72% for the nine month period. The increase was primarily a result of increased pre-tax income and the effective tax rate was approximately 34% in all periods.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Assets. Total assets at September 30, 2002 were $296,938,000 compared to $226,865,000 at December 31, 2001, an increase of $70,073,000 or 31%. The increase was primarily due to the increase in loans. The increase in loans was funded primarily with deposits.

Federal Funds Sold. Total federal funds sold at September 30, 2002 were $9,670,000 compared to $4,887,000 at December 31, 2001, an increase of $4,783,000 or 98%. The increase was primarily due to the short term deployment of funds that were received as a result of an increase in deposits and the sale of securities available for sale during the period. These funds are deployed into federal funds sold until they can be utilized to fund loan volume.

Interest bearing deposits with banks. Total interest bearing deposits with banks at September 30, 2002 were $6,751,000 compared to $7,387,000 at December 31, 2001, a decrease of $636,000 or 9%. This decrease was due to the deployment of these funds into loans. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2002 were $380,000 compared to $2,915,000 at December 31, 2001, a decrease of $2,535,000 or 87%. This decrease was primarily due to the Bank's ability to receive funding more rapidly. The Bank has accelerated this process by selling mortgage loans to correspondents that complete these transactions more rapidly.

Securities Available for Sale. Total securities available for sale at September 30, 2002 were $19,624,000 compared to $21,652,000 at December 31, 2001, a decrease of $2,028,000 or 9%. The decrease was due to the sale of securities available for sale during the period. The securities were sold during the third quarter of 2002 with a realized gain of $138,000 and the funds from the sale of these securities will be utilized to a fund loans during the fourth quarter of 2002.

The entire portfolio has a net unrealized gain of $76,000. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

Please refer to Note B for the amortized cost and estimated market value of securities, available for sale.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,033,000 at September 30, 2002, compared to $1,000,000 at December 31, 2001, an increase of $33,000 or 3%.

Loans. Total loans at September 30, 2002 were $251,174,000 compared to $180,892,000 at December 31, 2001, an increase of $70,282,000 or 39%. The increase was primarily due to the expansion of the commercial lending department during 2001. This expansion included the addition of two experienced commercial loan officers at the Bank's branch office in Clinton Township, Michigan and the development of the surrounding region. This expansion continued in 2002, with the addition of an experienced commercial loan officer at the main office in Dearborn, Michigan during the second quarter of 2002 and an experienced commercial loan officer at the Clinton Township branch office during the third quarter of 2002. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                                               09/30/02          12/31/01           09/30/01
                                                           -----------------  ----------------  ------------------
Consumer loans                                                      $22,326           $18,773             $18,189
Commercial, financial, & other                                      $44,109            28,920              24,075
Commercial real estate construction                                 $23,514            10,463               7,711
Commercial real estate mortgages                                   $129,141            90,200              70,693
Residential real estate mortgages                                    32,084            32,536              32,969
                                                           -----------------  ----------------  ------------------

                                                                    251,174           180,892             153,637
Allowance for loan losses                                           (2,700)           (1,922)             (1,571)
                                                           -----------------  ----------------  ------------------

                                                                   $248,474          $178,970            $152,066
                                                           =================  ================  ==================

The following is a summary of non-performing assets and problems loans (in thousands):

                                                               09/30/02          12/31/01           09/30/01
                                                           -----------------  ----------------  ------------------
Over 90 days past due and still accruing                                 $2              $364                $314
Non-accrual loans                                                     2,743               427                 720
                                                           -----------------  ----------------  ------------------

                                                                     $2,745              $791              $1,034
                                                           =================  ================  ==================


Non-accrual loans at September 30, 2002 were $2,743,000, of which, $1,955,000 was related to one commercial loan relationship that is well secured. The remaining non-accrual loans consisted of two residential mortgage loans in bankruptcy proceedings with balances of $289,000 and $45,000 and two slow paying commercial loans with balances of $278,000 and $176,000.

Allowance for Loan Losses. The allowance for loan losses was $2,700,000 at September 30, 2002 compared to $1,922,000 at December 31, 2001, an increase of $778,000 or 40%. The allowance for loan losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

                                                 Nine Months Ended          Year Ended          Nine Months Ended
                                                     09/30/02                12/31/01                09/30/01
                                              ------------------------  -------------------  -------------------------
Balance, beginning of year                                     $1,922               $1,252                     $1,252

Charge-offs:
          Consumer loans                                         (20)                 (43)                       (43)
          Commercial loans                                      (133)                (251)                      (180)
Recoveries:
          Consumer loans                                            4                   32                         27
          Commercial loans                                         39                   12                         10
                                              ------------------------  -------------------  -------------------------

Net charge-offs                                                 (110)                (250)                      (186)

Additions charged to operations                                   888                  920                        505
                                              ------------------------  -------------------  -------------------------

Balance, end of period                                         $2,700               $1,922                     $1,571
                                              ========================  ===================  =========================

Allowance to total loans                                        1.07%                1.06%                      1.02%
                                              ========================  ===================  =========================

Allowance to nonperforming assets                              98.36%              242.98%                    151.93%
                                              ========================  ===================  =========================

Net charge-offs to average loans                                0.05%                0.17%                      0.13%
                                              ========================  ===================  =========================

Premises and Equipment. Bank premises and equipment at September 30, 2002 was $5,033,000 compared to $4,746,000 at December 31, 2001, an increase of $287,000 or 6%.

Accrued Interest Receivable. Accrued interest receivable at September 30, 2002 was $1,197,000 compared to $1,085,000 at December 31, 2001, an increase of $112,000 or 10%. The increase was primarily due to the increase in the Bank's loan portfolio.

Other Assets. Other assets at September 30, 2002 were $600,000 compared to $623,000 at December 31, 2001, a decrease of $23,000 or 4%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at September 30, 2002 were $245,572,000 compared to $177,481,000 at December 31, 2001, an increase of $62,046,000 or 38%. The following is a summary of the distribution of deposits (in thousands):

                                                       09/30/02               12/31/01              09/30/01
                                                -----------------------  --------------------  --------------------
Non-interest bearing:
          Demand                                               $36,038               $21,441               $21,672
                                                -----------------------  --------------------  --------------------


Interest bearing:
          Checking                                              12,419                 9,263                 8,577
          Money market                                          15,744                20,545                21,093
          Savings                                               56,499                37,429                39,628
          Time, under $100,000                                  63,703                38,667                39,203
          Time, $100,000 and over                               61,169                50,136                44,170
                                                -----------------------  --------------------  --------------------
                                                               209,534               156,040               152,671
                                                -----------------------  --------------------  --------------------

Total deposits                                                $245,572              $177,481              $174,343
                                                =======================  ====================  ====================

The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a grand opening promotion for the Bank's branch office in Clinton Township, Michigan, which targeted time deposit growth and an annual birthday celebration and marketing campaign in March 2002. Management also continued the implementation of a strategy during 2002 to change the mix of the deposit portfolio by focusing more heavily on demand, interest bearing checking, savings and money market, while reducing its reliance on time deposits. The implementation of this strategy will continue during the remainder of 2002.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances at September 30, 2002 were $20,660,000 compared to $20,000,000 at December 31, 2001, an increase of $660,000 or 3%. The funds from this Federal Home Loan Bank advance were utilized to provide funding for a commercial loan.

Accrued Interest Payable. Accrued interest payable at September 30, 2002 was $609,000 compared to $804,000 at December 31, 2001, a decrease of $195,000 or 24%. The decrease was primarily due to the decreasing cost of interest bearing deposits during the period.

Other Liabilities. Other liabilities at September 30, 2002 were $302,000 compared to $677,000 at December 31, 2001, a decrease of $375,000 or 55%. The decrease was primarily due to the decrease in expenses payable during the period.

CAPITAL

Stockholders' equity at September 30, 2002 was $29,795,000 compared to $27,903,000 as of December 31, 2001, an increase of $1,892,000 or 7%. In prior years, the Corporation had announced that it would repurchase up to 406,874 shares of its outstanding common stock under three stock repurchase programs. Through December 31, 2001, the Corporation was able to repurchase 393,624 shares within Securities and Exchange Commission guidelines primarily related to the volume of market activity. Considering that the Corporation's stock closed at $13.130 per share on September 30, 2002, representing a 109 percent market to book ratio and the Corporation's plans for continued expansion, the Corporation is not planning to repurchase shares during 2002. No shares were repurchased during the first nine months of 2002.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):

                                                                                                  Minimum
                                                                                           To Be Well Capitalized
                                                               Minimum for Capital         Under Prompt Corrective
                                           Actual               Adequacy Purposes             Action Provisions
                                   ----------------------   -------------------------    -------------------------
                                     Amount      Ratio         Amount       Ratio           Amount       Ratio
                                   ----------------------   -------------------------    -------------------------
As of September 30, 2002
     Total capital
        (to risk weighted assets)
               Consolidated             32,446     12.5%           20,687       8.0%            25,859      10.0%
               Bank                     26,827     10.5%           20,354       8.0%            25,442      10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated             29,746     11.5%           10,344       4.0%            15,515       6.0%
               Bank                     24,127      9.5%           10,177       4.0%            15,265       6.0%
    Tier 1 capital
        (to average assets)
               Consolidated             29,746     10.2%           11,628       4.0%            14,536       5.0%
               Bank                     24,127      8.5%           11,418       4.0%            14,273       5.0%


As of December 31, 2001
     Total capital
        (to risk weighted assets)
               Consolidated             29,765     14.2%           16,735       8.0%            20,939      10.0%
               Bank                     20,170     10.1%           16,056       8.0%            20,090      10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated             27,843     13.3%            8,367       4.0%            12,563       6.0%
               Bank                     18,249      9.1%            8,028       4.0%            12,054       6.0%
    Tier 1 capital
        (to average assets)
               Consolidated             27,843     12.9%            8,654       4.0%            10,817       5.0%
               Bank                     18,249      8.9%            8,183       4.0%            10,229       5.0%


Based on the respective regulatory capital ratios at September 30, 2002 and December 31, 2001, the Corporation and Bank are considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2002, which are expected to mature or reprice in each of the time periods shown below.

                                                  -----------------------------------------------------------------
(In thousands)                                       1-90         91-365         1-5         Over
                                                     Days          Days         Years       5 Years       Total
                                                  ------------  ------------  ----------  ------------ ------------
Earning assets
          Federal funds sold                           $9,670          $---        $---          $---       $9,670
          Interest bearing deposits with banks          6,751           ---         ---           ---        6,751
          Mortgage loans held for sale                    380           ---         ---           ---          380
          Securities available for sale                 5,928         9,071       2,440         2,185       19,624
          Federal Home Loan Bank stock                  1,033           ---         ---           ---        1,033
          Total loans (1)                              71,849        16,543     147,545        12,494      248,431
                                                  ------------  ------------  ----------  ------------ ------------
Total earning assets                                   95,611        25,614     149,985        14,679      285,889

Interest bearing liabilities
          Time deposits                                16,662        94,639      13,571           ---      124,872
          Other interest bearing deposits              84,662           ---         ---           ---       84,662
          Federal Home Loan Bank advances                 ---           ---      10,660        10,000       20,660
                                                  ------------  ------------  ----------  ------------ ------------
Total interest bearing liabilities                    101,324        94,639      24,231        10,000      230,194

Net asset (liability) funding gap                     (5,713)      (69,025)     125,754         4,679      $55,695
                                                  ------------  ------------  ----------  ------------ ============

Cumulative net asset (liability) funding gap         ($5,713)     ($74,738)     $51,016       $55,695
                                                  ============  ============  ==========  ============

(1)  Total loans do not include non-accrual loans.

PART I  -   FINANCIAL INFORMATION

ITEM 4.  -   DISCLOSURE CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Dearborn Bancorp Inc.'s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Dearborn Bancorp Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Dearborn Bancorp Inc.'s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

PART II  -  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a) A Form 8-K Report was not filed during the three months ended September 30, 2002.

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



                             Dearborn Bancorp, Inc.
                                  (Registrant)





                               /s/ John E. Demmer
                         -------------------------------
                                 John E. Demmer
                                    Chairman



                               /s/ Michael J. Ross
                         -------------------------------
                                 Michael J. Ross
                      President and Chief Executive Officer



                              /s/ Jeffrey L. Karafa
                         -------------------------------
                                Jeffrey L. Karafa
                      Treasurer and Chief Financial Officer




Date:  November 12, 2002

DEARBORN BANCORP, INC.
FORM 10-Q (continued)

                                  CERTIFICATION



I, Michael J. Ross, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Dearborn Bancorp, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 12, 2002

                                                  /s/  Michael J. Ross
                                              --------------------------------
                                                     Michael J. Ross
                                           President and Chief Executive Officer
                                                  Dearborn Bancorp, Inc.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)


                                  CERTIFICATION



I, Jeffrey L. Karafa, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Dearborn Bancorp, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 12, 2002

                                                   /s/  Jeffrey L. Karafa
                                              --------------------------------
                                                      Jeffrey L. Karafa
                                          Treasurer and Chief Financial Officer,
                                                    Dearborn Bancorp, Inc.

                               10-Q EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION


EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002