Form 10-K
period 2002-12-31
DEARBORN BANCORP INC /MI/
filed 2003-03-31
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X     Annual report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the fiscal  year ended DECEMBER 31, 2002 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the transition period from _______ to _______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter, was approximately $30,297,555.

As of March 1, 2003, 2,620,626 shares of common stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 18, 2003, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

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


BUSINESS OF THE BANK

         Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. On December 20, 1995, the Bank opened its second office, located at 24935 West Warren Avenue, Dearborn Heights, Michigan. On August 11, 1997, the Bank opened its third office, located at 44623 Five Mile Road, Plymouth Township, Michigan. On May 14, 2001, the Bank opened its fourth office, located at 1325 N. Canton Center Road, Canton Township, Michigan. On December 19, 2001, the Bank opened its fifth office, located at 45000 River Ridge Drive, Suite 110, Clinton Township, Michigan. On December 19, 2002, the Bank relocated its fifth office to 19100 Hall Road in Clinton Township. This office is adjacent to the office at 45000 River Ridge Drive, which will continue to serve as a regional lending center. On February 13, 2003, the Bank opened its sixth office at 12820 Fort Street in Southgate, Michigan. The Bank, through its main and branch offices, emphasizes and offers highly personalized service to its customers.

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

         The Bank offers a wide range of financial products and services. These include checking accounts, savings accounts, money market accounts, certificates of deposit, business checking, direct deposit, loan services (commercial, consumer, real estate mortgages), travelers' checks, cashiers' checks, wire transfers, safety deposit boxes, collection services, and night depository services. The Bank deployed an automated teller machine in October of 2000 in Dearborn, a machine in January of 2001 in Plymouth Township, a machine in May of 2001 in Canton Township, a machine in December of 2002 in Clinton Township and a machine in Southgate in February of 2003. In July of 2001, the Bank began operation of a voice response, automated telephone banking service, available 24 hours a day. In August 2001, the Bank installed a new proof of deposit and check imaging system and began offering check imaging options including statements on CD ROM in January of 2003. The Bank does not have a trust department or internet banking.

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

         On March 26, 2002, the Bank formed Community Bank Audit Services, Inc., a company that provides internal audit and compliance consulting to other small community banks.

BUSINESS STRATEGY

         Growth Through Branch Expansion. Since commencing operations, the Bank's growth has been accomplished through internal growth. The internal growth of the Bank has been aided by creating a network of six branch offices and one regional lending center. The Bank currently has four offices in western Wayne County, one in the Downriver area of Wayne County and one office in Macomb County. The Bank also added a regional lending center in Macomb County during 2001 and expects to open a regional lending center in Oakland County during the second quarter of 2003.

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

         Expand Lending in the Bank's Primary Market. The Bank's loan portfolio currently consists of residential mortgage loans, commercial real estate loans, small business commercial loans and other consumer loans. Management intends to maintain its emphasis on these loan products.

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

         The Bank has two primary target markets: consumer financial services, with an emphasis on individual deposit accounts and single family residential lending; and business financial services, with an emphasis on deposit and loan products designed for small- to medium-sized businesses.

         Community Club. At inception, the Bank established a "Community Club" which has become an important marketing tool to increase the Bank's total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 2002, the Community Club had over 3,800 members who accounted for total deposits of $146.2 million, or 56% of the Bank's total deposits.

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

         Business Financial Services. The Bank's business marketing efforts are directed by senior management, including Michael J. Ross, William T. LaRosa, Warren R. Musson, H. Kristene Rautio, Stephen C. Tarczy and Jeffrey J. Wolber with Mr. Wolber assigned as sales manager, whose duties include administering and coordinating the business development efforts of the Bank.

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

         The Bank, as a result of its secondary market operations, is able to offer a variety of loan products that serve the needs of first time home buyers. Customers desiring to construct new homes are able to obtain financing as a result of the Bank's construction loan program that is offered in addition to the permanent loan. Non-conforming loans, which include larger residential loans, are also provided through the Bank's secondary marketing efforts. The Bank also provides loans that it holds in its own portfolio on those transactions that evidence satisfactory credit quality and income but are unable to be sold in the secondary market for various reasons.

         Management believes that cross-selling of the Bank's products and services to its existing customers is vital to expanding account relationships, generating additional sales opportunities and increasing fee income.


LOAN POLICY

         As a routine part of the Bank's business, the Bank makes loans to individuals and businesses located within the Bank's market area. The loan policy of the Bank states that the function of the lending operation is two-fold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business. Under the loan policy, lending authority is granted to a limited number of executive officers, each of whom has over 20 years of banking experience. Currently this group includes Michael J. Ross, Daniel P. Brophy, William T. LaRosa, Sam A. Locricchio, Warren R. Musson and Stephen C. Tarczy.

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

         The loan policy specifies individual lending limits for certain officers up to a maximum of $50,000 for unsecured loans and $100,000 for secured loans, with loans from $100,000 to $2,000,000 requiring approval by a loan committee. Larger loans up to the legal maximum authorized by law require the approval of the Board of Directors of the Bank.

         The loan policy also limits the amount of funds that may be loaned against specified types of collateral including: listed securities - 90% loan to value; U.S. Government securities - 90% loan to value; and insured bank deposits
- 100% loan to value. As to loans secured principally by real estate, the policy complies with the FIRREA Act of 1989 regarding appraisals of the property offered as collateral by licensed independent appraisers. The loan policy also provides general guidelines as to collateral, provides for environmental reviews, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank's lending business.


LENDING PRACTICES

         Commercial loans. The Bank's commercial lending group originates commercial loans primarily in Wayne, Oakland and Macomb Counties in southeastern Michigan. Commercial loans are originated by a group of lending officers with the assistance of Michael J. Ross and Warren R. Musson. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

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

         Single-Family Residential Real Estate Loans. The Bank's subsidiary, Community Bank Mortgage, Inc. originates residential real estate loans in its market area according to secondary market underwriting standards. These loans provide borrowers with a fixed interest rate with terms up to thirty years. Loans are sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. Community Bank Mortgage, Inc. from time to time may elect to underwrite certain residential real estate loans to be held in it's own loan portfolio. These loans are generally underwritten with the same standards that apply to the secondary market. The majority of the portfolio loans have an interest rate that is indexed to the one-year treasury rate and adjusts annually.

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


EMPLOYEES

         As of March 1, 2003, the Bank had 112 employees, including 34 officers and 78 customer service, operations and other support persons. Management believes that the Bank's relations with its employees are excellent.


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

         A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Stockholders and is incorporated herein by reference.

         Executive Officers of the Corporation and Bank
         ----------------------------------------------

         Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.

         JOHN E. DEMMER, 79
         Chairman of the Board, Dearborn Bancorp, Inc. and Community Bank of Dearborn
         Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc. since 1999.

         RICHARD NORDSTROM, 75
         Vice Chairman, Dearborn Bancorp, Inc.
         Vice Chairman and Director of the Corporation since 1998. President and Director of the Corporation from 1992 to 1997. Director of the Bank since 1993. Chairman of the Board of Nordstrom Samson Associates from 1960 to 1996.

         MICHAEL J. ROSS, 52
         President, Dearborn Bancorp, Inc.
         President and Chief Executive Officer, Community Bank of Dearborn President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.

         JEFFREY L. KARAFA, 38
         Vice President, Treasurer and Secretary, Dearborn Bancorp, Inc. Senior Vice President, CFO and Secretary, Community Bank of Dearborn Vice President and Treasurer of the Corporation since 1998. Secretary of the Corporation since 1999. Senior Vice President and CFO of the Bank since 2000. Secretary of the Bank since 1999. Vice President of the Bank from 1996 to 2000. Assistant Vice President of the Bank from 1994 to 1996.

         DONALD G. KARCHER, 73
         Vice President, Dearborn Bancorp, Inc.
         Vice President and Director of the Corporation since 1992. Director of the Bank since 1993. Chairman of the Board of Karcher Agency, Inc. since 1994.

         WILLIAM T. LAROSA, 54
         Oakland Regional President, Community Bank of Dearborn
         Oakland Regional President of the Bank since 2002. Market Executive of Citizens Bank from 2000 to 2002. Community President of Citizens Bank from 1996 to 2000. Chairman and CEO of National Bank of Royal Oak from 1993 to 1996.

         SAM A. LOCRICCHIO, 53
         Senior Vice President, Commercial Loan Officer, Community Bank of Dearborn
         Senior Vice President of the Bank since 2001. Executive Vice President of Macomb Community Bank from 1996 to 2001.

         WARREN R. MUSSON, 46
         Senior Vice President, Head of Lending, Community Bank of Dearborn Senior Vice President of the Bank since 2000. Vice President of the Bank since 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.

         STEPHEN C. TARCZY, 53
         Northeast Regional President, Community Bank of Dearborn
         Northeast Regional President of the Bank since 2001. President and CEO of Macomb Community Bank from 1995 to 2001.

         JEFFREY J. WOLBER, 47
         Senior Vice President, Branch Operations, Community Bank of Dearborn Senior Vice President of the Bank since 2000. Vice President of the Bank from 1994 to 2000.


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

         The Bank's Clinton Township, Michigan regional lending center is located at 45000 River Ridge Drive, Suite 110, along Hall Road (M-59) near the corner of Romeo Plank Road. The Bank leases 7,426 of space in the River Ridge Corporate Office Center Building.

         The Bank's Clinton Township, Michigan branch office is located at 19100 Hall Road near Romeo Plank Road. The Bank leases a 3,750 square foot single story commercial/retail office building.

         The Bank's Executive and Administrative Center is located at 1360 Porter Street, Suite 200 in Dearborn, Michigan. The Bank currently leases 4,420 square feet of this commercial office building.

         The Bank's Southgate, Michigan branch office is located in a 2,035 square foot single story building, which is located at 12820 Fort Street and is owned by the Bank.

         The Bank's future Auburn Hills, Michigan regional lending center is located at 3201 University Drive, Suite 180. The Bank currently leases 2,037 square feet of this commercial office building.


Item 3.   Legal Proceedings

         From time to time, the Corporation and its subsidiaries are parties to legal proceedings incidental to their business. At December 31, 2002, there were no legal proceedings which management anticipates would have a material adverse effect on the Corporation.


Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.


                                     PART II

Item 5.   Market for Registrant's Common Equity, and Related Stockholder Matters

         The information required by this item appears in the Corporation's 2002 Annual Report to Stockholders under the caption "Dearborn Bancorp, Inc., Common Stock" and is incorporated by reference herein.

Item 6.  Selected Financial Data

         The information required by this item appears in the Corporation's 2002 Annual Report to Stockholders under the caption "Summary of Selected Financial Data" and is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item appears in the Corporation's 2002 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         The Registrant is not required to provide this information as the Registrant meets the definition of a small business issuer.

Item 8.  Financial Statements and Supplementary Data

         The financial statements included in the Corporation's 2002 Annual Report to Stockholders are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There are no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information set forth under the caption "Information about Directors and Nominees for Directors" in the definitive Proxy Statement of the Corporation dated April 18, 2003 is incorporated by reference herein.

         Reference is made to Part I of this report for information as to executive officers of the Corporation and Bank.

Item 11. Executive Compensation

         The information set forth under the caption "Executive Compensation" in the definitive Proxy Statement of the Corporation dated April 18, 2003 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "Security Ownership" in the definitive Proxy Statement of the Corporation dated April 18, 2003 is incorporated by reference herein.

Equity Plan Compensation Information

         The following table summarizes information, as of December 31, 2002, relating to the registrant's compensation plans under which its equity securities are authorized for issuance.


                                                                                       Number of securities
                                                                                      remaining available for
                                                                                       future issuance under
                            Number of Securities to          Weighted average           equity compensation
                            be issued upon exercise         exercise price of            plans (excluding
                            of outstanding options,        outstanding options,       securities reflected in
                              warrants and rights          warrants and rights              column (a))
     Plan Category                   ( a )                        ( b )                        ( c )
-------------------------  ---------------------------   -------------------------  ----------------------------
Equity Compensation
Plans approved by                             461,662                       $8.95                       103,576
security holders (1)

Equity Compensation
Plans not approved by                               0                           0                             0
                           ---------------------------   -------------------------  ----------------------------
security holders

Total                                         461,662                       $8.95                       103,576
                           ===========================   =========================  ============================

(1) This plan is the registrant's Stock Option Plan.

On January 21, 2003, the final 103,576 option shares were granted.

Item 13. Certain Relationships and Related Transactions

         The information set forth under the caption "Related Transactions" in the definitive Proxy Statement of the Corporation dated April 18, 2003 is incorporated by reference herein.

                                     PART IV


Item 14. Controls and Procedures

         As of December 31, 2002, an evaluation was performed under the supervision of and with the participation of the registrant's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the registrant's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1)  Financial Statements

                  The following financial statements of the Corporation appear in the Corporation's 2002 Annual Report to Stockholders and are incorporated by reference in item 8.

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 2002 and 2001

                  Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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



                  (3)(a)**** Articles of Incorporation of Registrant, As Amended. [3(a)]

                  (3)(b)***         By-Laws of the Registrant, As Amended.
                                    [3(b)]

                  (10)(a)* Letter re employment of Michael J. Ross by Registrant. [10(a)]

                  (10)(b)****       1994 Stock Option Plan, As Amended. [10(b)]
                                    (X)

                  (13)              2002 Annual Report to Stockholders. [13]

                  (21)**            Subsidiaries of the Registrant. [21]

                  Exhibit (99.1)    CEO Certification pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit (99.2)    CFO Certification pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.


                  (X) A compensatory plan required to be filed as an exhibit.



         (b)  Reports on Form 8-K

                  The Corporation filed two reports on Form 8-K during the quarter ended December 31, 2002.

                           Form 8-K dated December 17, 2002, filing a press
                  release announcing Dearborn Bancorp, Inc.'s declaration of a stock dividend.

                           Form 8-K dated December 19, 2002, filing a press
                  release announcing Dearborn Bancorp, Inc.'s agreement to issue $10 million in Trust Preferred Securities.

FORM 10-K SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.


                             Dearborn Bancorp, Inc.



                             /s/ John E. Demmer
            By  __________________________________________________
               (John E. Demmer, Chairman of the Board and Director)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2003.


/s/ Michael J. Ross
________________________   President, Chief Executive Officer and Director
(Michael J. Ross)          (Principal Executive Officer)

/s/ Jeffrey L. Karafa
________________________   Vice President, Treasurer and Secretary
(Jeffrey L. Karafa)        (Principal Financial and Accounting Officer)


/s/ Wilber M. Brucker, Jr.                                  /s/ Bradley F. Keller
__________________________       Director                   __________________________       Director
(Wilber M. Brucker, Jr.)                                    (Bradley F. Keller)


/s/ Margaret I. Campbell                                    /s/ Jeffrey G. Longstreth
__________________________       Director                   __________________________       Director
(Margaret I. Campbell)                                      (Jeffrey G. Longstreth)


/s/ Michael V. Dorian, Jr.                                  /s/ Richard Nordstrom
__________________________       Director                   __________________________       Vice Chairman
(Michael V. Dorian, Jr.)                                    (Richard Nordstrom)              and Director


/s/ David Himick                                            /s/ Robert C. Schwyn
__________________________       Director                   __________________________       Director
(David Himick)                                              (Dr. Robert C. Schwyn)


/s/ Donald G. Karcher            Vice President             /s/ Ronnie J. Story
___________________________      and Director               __________________________       Director
(Donald G.. Karcher                                         (Ronnie J. Story)



DEARBORN BANCORP, INC.
FORM 10-K (continued)

                                  CERTIFICATION


I, Michael J. Ross, certify that:


1. I have reviewed this annual report on Form 10-K of Dearborn Bancorp, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 25, 2003

                                              /s/  Michael J. Ross
                                       -------------------------------------
                                                 Michael J. Ross
                                       President and Chief Executive Officer
                                              Dearborn Bancorp, Inc.

DEARBORN BANCORP, INC.
FORM 10-K (continued)

                                  CERTIFICATION


I, Jeffrey L. Karafa, certify that:


1. I have reviewed this quarterly report on Form 10-K of Dearborn Bancorp, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 25, 2002

                                                /s/  Jeffrey L. Karafa
                                       ---------------------------------------
                                                  Jeffrey L. Karafa
                                        Treasurer and Chief Financial Officer,
                                                Dearborn Bancorp, Inc.

EXHIBIT NO.        DESCRIPTION
-----------        -----------

 (3)(a)****        Articles of Incorporation of Registrant, As
                   Amended. [3(a)]

 (3)(b)***         By-Laws of the Registrant, As Amended.
                   [3(b)]

 (10)(a)*          Letter re employment of Michael J. Ross by
                   Registrant. [10(a)]

 (10)(b)****       1994 Stock Option Plan, As Amended. [10(b)]
                   (X)

 (13)              2002 Annual Report to Stockholders. [13]

 (21)**            Subsidiaries of the Registrant. [21]

 Exhibit           (99.1) CEO Certification pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002.

 Exhibit           (99.2) CFO Certification pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002.


 (X) A compensatory plan required to be filed as an exhibit.