Form 10-Q
period 2003-03-31
DEARBORN BANCORP INC /MI/
filed 2003-05-14
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended March 31, 2003.


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

Yes   X       No
    -----        -----


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of April 30, 2003.

                           Class                   Shares Outstanding
                           -----                   ------------------
                       Common Stock                         2,629,958

                             DEARBORN BANCORP, INC.
                                      INDEX


Part I.           Financial Information:

Item 1.           Financial Statements

                                                                                                 Page
                                                                                                 ----
                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:
                  Independent Accountants' Report                                                  3

                  Consolidated Balance Sheets -- March 31, 2003,
                          December 31, 2002  and March 31, 2002                                    4

                  Consolidated Statements of Income - For the Three
                  Months Ended March 31, 2003 and 2002                                             5

                  Consolidated Statements of Comprehensive Income  - For
                  the Three Months Ended March 31, 2003 and 2002                                   6

                  Consolidated Statements of Cash Flows - For the
                  Three Months Ended March 31, 2003 and 2002                                       7

                  Notes to Consolidated Financial Statements                                       8-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Liquidity and Capital                       12-22

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                       23-24

Item 4.           Controls and Procedures                                                          25

Part II.          Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 6.   Exhibits and Reports on Form 8-K                                       26

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

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of March 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income and cash flows for the three month periods then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.






                                    /s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
April 22, 2003

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars, in thousands)
                                                           03/31/03     12/31/02     03/31/02
                                                           --------     --------     --------
ASSETS
Cash and cash equivalents
   Cash and due from banks                                $   7,510    $   5,903    $   6,620
   Federal funds sold                                        12,385        8,572       19,138
   Interest bearing deposits with banks                      33,983        4,975       14,478
                                                          ---------    ---------    ---------
      Total cash and cash equivalents                        53,878       19,450       40,236

Mortgage loans held for sale                                  8,633        9,852          307
Securities, available for sale                               28,866       22,216       30,620
Federal Home Loan Bank stock                                  1,033        1,033        1,000
Loans
   Loans                                                    288,321      267,522      208,851
   Allowance for loan losses                                 (3,109)      (2,875)      (2,131)
                                                          ---------    ---------    ---------
         Net loans                                          285,212      264,647      206,720

Premises and equipment, net                                   5,596        5,276        4,777
Accrued interest receivable                                   1,279        1,260        1,186
Other assets                                                  1,558        1,366          779
                                                          ---------    ---------    ---------

      Total assets                                        $ 386,055    $ 325,100    $ 285,625
                                                          ---------    ---------    ---------

LIABILITIES
Deposits
   Non-interest bearing deposits                          $  29,023    $  32,457    $  24,976
   Interest bearing deposits                                293,039      229,629      211,403
                                                          ---------    ---------    ---------
      Total deposits                                        322,062      262,086      236,379

Other liabilities
   Federal Home Loan Bank advances                           20,660       20,660       20,000
   Trust preferred securities                                10,000       10,000          ---
   Accrued interest payable                                     874          609          574
   Other liabilities                                          1,119        1,054          379
                                                          ---------    ---------    ---------
      Total liabilities                                     354,715      294,409      257,332

STOCKHOLDERS' EQUITY
   Common stock - 5,000,000 shares authorized,
      2,627,158 shares at 03/31/03, 2,614,587 shares at
      12/31/02; and  2,596,386 shares at 03/31/02            30,690       30,611       27,675
   Retained earnings                                            580          ---          645
   Accumulated other comprehensive income (loss)                 70           80          (27)
                                                          ---------    ---------    ---------
      Total stockholders' equity                             31,340       30,691       28,293
                                                          ---------    ---------    ---------
      Total liabilities and stockholders' equity          $ 386,055    $ 325,100    $ 285,625
                                                          =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements

                      DEARBORN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share data)


                                                           03/31/03      03/31/02
                                                          ----------   ----------
Interest income
          Interest on loans, including fees               $    5,000   $    3,650
          Interest on securities, available for sale             199          245
          Interest on deposits with banks                         78           21
          Interest on federal funds sold                          40           77
                                                          ----------   ----------
                    Total interest income                      5,317        3,993

Interest expense
          Interest on deposits                                 1,953        1,499
          Interest on other borrowings                           352          225
                                                          ----------   ----------
                    Total interest expense                     2,305        1,724
                                                          ----------   ----------
                    Net interest income                        3,012        2,269
Provision for loan losses                                        228          225
                                                          ----------   ----------
Net interest income after provision for loan losses            2,784        2,044
                                                          ----------   ----------

Non-interest income
          Service charges on deposit accounts                    103           76
          Fees for other services to customers                     9            8
          Gain on the sale of loans                              626          222
          Other income                                            13            7
                                                          ----------   ----------
                    Total non-interest income                    751          313

Non-interest expenses
          Salaries and employee benefits                       1,777        1,008
          Occupancy and equipment expense                        322          218
          Advertising and marketing                               82           62
          Stationery and supplies                                101           64
          Professional services                                   98           53
          Data processing                                         64           62
          Other operating expenses                               213          168
                                                          ----------   ----------
                    Total non-interest expenses                2,657        1,635
                                                          ----------   ----------

Income before income tax provision                               878          722
Income tax provision                                             298          245
                                                          ----------   ----------
Net income                                                $      580   $      477
                                                          ==========   ==========

Per share data:
Net income - basic                                        $     0.22   $     0.18
Net income - diluted                                      $     0.20   $     0.18

Weighted average number of shares outstanding - basic      2,619,399    2,596,386
Weighted average number of shares outstanding - diluted    2,829,792    2,696,088



The accompanying notes are an integral part of these consolidated financial statements

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                                                                  03/31/03          03/31/02
                                                                                  --------          --------

Net income                                                                            $580              $477
Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities
          Unrealized holding gains (losses) arising during period                      (15)             (132)
          Less:  reclassification adjustment for gains included
               in net income                                                           ---               ---
          Tax effects                                                                    5                45
                                                                                  --------          --------
Other comprehensive loss                                                               (10)              (87)
                                                                                  --------          --------

Comprehensive income                                                                  $570              $390
                                                                                  ========          ========

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)


                                                                          3/31/03       3/31/02
                                                                         --------      --------
Cash flows from operating activities
          Interest and fees received                                     $  5,298      $  3,892
          Interest paid                                                    (2,040)       (2,499)
          Taxes paid                                                         (100)         (278)
          Proceeds from sale of mortgages held for sale                    43,763        11,138
          Origination of mortgages held for sale                          (41,918)       (8,308)
          Cash paid to suppliers and employees                             (2,732)       (1,258)
                                                                         --------      --------
          Net cash provided by operating activities                         2,271         2,687

Cash flows from investing activities
          Proceeds from maturities of securities available for sale         4,000         1,351
          Proceeds from repayments of securities available for sale           232           126
          Purchases of securities available for sale                      (10,913)      (10,598)
          Increase in loans, net of payments received                     (20,793)      (27,975)
          Purchases of property and equipment                                (424)         (127)
                                                                         --------      --------
          Net cash used in investing activities                           (27,898)      (37,223)

Cash flows from financing activities
          Net increase (decrease) in non-interest bearing deposits         (3,434)        3,535
          Net increase in interest bearing deposits                        63,410        55,363
          Proceeds from stock option exercise                                  79           ---
                                                                         --------      --------
          Net cash provided by financing activities                        60,055        58,898

Increase in cash and cash equivalents                                      34,428        24,362
Cash and cash equivalents at the beginning of the period                   19,450        15,874
                                                                         --------      --------

Cash and cash equivalents at the end of the period                       $ 53,878      $ 40,236
                                                                         --------      --------

Reconciliation of net income to net cash provided by
   operating activities
Net income                                                               $    580      $    477
          Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities
                    Provision for loan losses                                 228           225
                    Depreciation and amortization expense                     104            96
                    Accretion of discount on securities, available
                       for sale                                                (2)           (2)
                    Amortization of premium on securities, available
                       for sale                                                18            23
                    Decrease in mortgages held for sale                     1,219         2,608
                    Increase in interest receivable                           (19)         (101)
                    Increase (decrease) in interest payable                   265          (230)
                    Increase in other assets                                 (187)         (111)
                    Increase (decrease) in other liabilities                   65          (298)
                                                                         --------      --------

Net cash provided by operating activities                                $  2,271      $  2,687
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

         The consolidated financial statements of the Corporation as of March 31, 2003 and 2002, and December 31, 2002 and for the three month period ended March 31, 2003 and 2002 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements as of March 31, 2003 and 2002, and for the three months ended March 31, 2003 and 2002 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 2002 Annual Report to Stockholders on Form 10-K.

         Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation (in thousands, except share and per share data).


                                                               For the Three Months Ended March 31,
                                                                   2003                    2002
                                                                ----------              ----------
         Net income
                   As reported                                        $580                   $477
                   Less: stock-based compensation expense
                   determined under fair value based method            345                    263
                                                                     -----                  -----
                   Pro forma                                           235                    214
         Basic income per share
                   As reported                                       $0.22                  $0.18
                   Pro forma                                          0.09                   0.08
         Diluted income per share
                   As reported                                       $0.20                  $0.18
                   Pro forma                                          0.08                   0.08




                                                               For the Three Months Ended March 31,
                                                                   2003                    2002
                                                                ----------              ----------

         Risk-free interest rate                                      3.55%                  4.78%
         Expected option life                                       7 years                8 years
         Dividend yield                                               0.00%                  0.00%
         Expected volatility of stock price                          25.63%                 26.07%


B.       Securities  Available For Sale

         The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

                                                                          March 31, 2003
                                                      ----------------------------------------------------------
                                                                         Gross           Gross         Estimated
                                                      Amortized       Unrealized      Unrealized         Market
                                                         Cost             Gains          Losses           Value
                                                      ---------       -----------     ---------        ---------
          US Treasury securities                         $2,043                $6          $---           $2,049
          US Government Agency securities                 3,500               ---           ---            3,500
          Mortgage backed securities                      1,972                72           ---            2,044
          Corporate debt securities                      14,122                35           ---           14,157
          Municipal securities                            3,123                 1            (8)           3,116
          FHLMC preferred stock                           4,000               ---           ---            4,000
                                                      ---------       -----------     ---------        ---------

                    Totals                              $28,760              $114           ($8)         $28,866
                                                      =========       ===========     =========        =========

                                                                        December 31, 2002
                                                      ----------------------------------------------------------
                                                                        Gross           Gross          Estimated
                                                      Amortized       Unrealized      Unrealized         Market
                                                        Cost             Gains          Losses            Value
                                                      ---------       -----------     ---------        ---------

          US Treasury securities                        $ 2,005              $  2          $---          $ 2,007
          Mortgage backed securities                      2,202                90           ---            2,292
          Corporate debt securities                      11,388                39           (10)          11,417
          Municipal securities                            2,500               ---           ---            2,500
          FHLMC preferred stock                           4,000               ---           ---            4,000
                                                      ---------       -----------     ---------        ---------

                    Totals                              $22,095              $131          $(10)         $22,216
                                                      =========       ===========     =========        =========


         The amortized cost and estimated market value of securities available for sale at March 31, 2003 by contractual maturity are shown below (in thousands):

                                                                                                         Estimated
                                                                                        Amortized          Market
                                                                                           Cost            Value
                                                                                        ---------        ---------
          Due in one year through five years                                              $12,673          $12,707
          Due in over ten years                                                            10,115           10,115
          Mortgage backed securities                                                        1,972            2,044
          FHLMC preferred stock                                                             4,000            4,000
                                                                                        ---------        ---------
                    Totals                                                                $28,760          $28,866
                                                                                        =========        =========

C.       Stock Option Plan

         Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 607,754 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.

         A summary of the option activity is as follows for the three months ended March 31, 2003 is as follows:


                                                                                                           Weighted
                                                                                         Weighted        Average Fair
                                                            Available                    Average           Value of
                                                               For          Options      Exercise           Options
                                                              Grant      Outstanding      Price             Granted
                                                              -----      -----------      -----             -------

           Outstanding at January 1, 2003                   103,576          461,662      $ 8.95
           Granted                                         (103,576)         103,576       18.40              6.65
           Exercised                                            ---          (12,571)       7.22
                                                          ---------      -----------      ------
           Outstanding at March 31, 2003                        ---          552,667      $10.76

         For the options outstanding at March 31, 2003, the range of exercise prices was $5.60 to $18.40 per share with a weighted-average remaining contractual term of 7.7 years. At March 31, 2003, 428,341 options were exercisable at weighted average exercise price of $8.76 per share. Stock options for 103,576 shares of common stock were not considered in computing diluted earnings per share for the quarter ended March 31, 2003 because they were antidilutive. There were no antidilutive shares for the quarter ended March 31, 2002.

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

GENERAL

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office. Subsequently, branch offices were opened in Dearborn Heights and Plymouth Township. During 2001, the Bank opened its fourth and fifth offices in Canton Township, Michigan and Clinton Township, Michigan, respectively. Additionally, Community Bank Mortgage, Inc., a mortgage company, was formed and began operations in 2001.

During 2002, the Bank opened its sixth branch office in Southgate, Michigan. The Bank also moved the Clinton Township retail branch operations to 19100 Hall Road during 2002. The branch office is adjacent to the office at 45000 River Ridge, which will continue to serve as a regional lending center. The Bank formed Community Bank Audit Services, Inc., a subsidiary that offers internal audit and compliance services during 2002. During the first quarter of 2003, the Bank signed an agreement to lease 2,037 square feet in a commercial office building in Auburn Hills, Michigan, which will be the location of our second regional lending center.

RESULTS OF OPERATIONS

The Corporation reported net income of $580,000 for the three month period ended March 31, 2003, compared to net income of $477,000 for the three month period ended March 31, 2002. The increase in net income was primarily due to the improvements in net interest income and the increase in gain on the sale of loans. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios and the decreasing cost of deposits during the period. Management expects net interest income to continue to increase during 2003 due to planned deployment of funds currently invested in federal funds sold into loans and the repricing of savings and time deposits. The gain on sale of loans, which is based on the level of residential real estate mortgage originations are expected to continue at current levels.

NET INTEREST INCOME

2003 Compared to 2002. As noted on the two charts on the following pages, net interest income for the three month period ended March 31, 2003, was $3,012,000 compared to $2,269,000 for the same period ended March 31, 2002, an increase of $743,000 or 33%. This increase was caused primarily by an increase in the volume of interest earning assets and interest bearing liabilities. The Corporation's interest rate spread decreased to 3.08% in 2003 from 3.23% in 2002. During the same period, the Corporation's net interest margin decreased to 3.52% in 2003 from 3.83% during the same period in 2002. The Corporation's decrease in interest rate spread and net interest margin was primarily the result the relatively large amount of the Bank's funds that are temporarily invested in interest bearing deposits with banks and federal funds sold. As these funds are deployed into loans, the Bank's interest rate spread and net interest rate margin are expected to improve. Management expects that both the net interest margin on earning assets and the net interest rate spread will increase during 2003 as the Bank converts funds currently held in federal funds and interest bearing deposits with banks into loans and the cost of deposits continue to decrease. Planned deposit growth for the remainder of 2003 is expected to slow considerably in comparison to the first quarter of 2003.

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

                                                        Three months ended                Three months ended
                                                          March 31, 2003                    March 31, 2002
                                                  -----------------------------     -----------------------------
                                                  Average              Average      Average                Average
(In thousands)                                    Balance    Interest    Rate       Balance    Interest     Rate
                                                  --------    ------     ------     --------   --------    ------
Assets
   Interest bearing deposits with banks           $ 27,021    $   78      1.17%     $  6,941       $21      1.23%
   Federal funds sold                               13,855        40      1.17%       16,389        77      1.91%
   Securities, available for sale                   25,173       199      3.21%       25,324       245      3.92%
   Loans                                           280,628     5,000      7.23%      191,566     3,650      7.73%
                                                  --------    ------     ------     --------    ------     ------
      Sub-total earning assets                     346,677     5,317      6.22%      240,220     3,993      6.74%
   Other assets                                     19,907                            10,415
                                                  --------                          --------
      Total assets                                $366,584                          $250,635
                                                  ========                          ========

Liabilities and stockholders' equity
   Interest bearing deposits                      $266,687    $1,953      2.97%     $179,237    $1,499      3.39%
   Other borrowings                                 30,660       352      4.66%       20,000       225      4.56%
                                                  --------    ------     ------     --------    ------     ------
      Sub-total interest bearing liabilities       297,347     2,305      3.14%      199,237     1,724      3.51%
   Non-interest bearing deposits                    36,639                            21,972
   Other liabilities                                 1,476                             1,200
   Stockholders' equity                             31,122                            28,256
                                                  --------                          --------

      Total liabilities and stockholders' equity  $366,584                          $250,635
                                                  ========                          ========

      Net interest income                                     $3,012                            $2,269
                                                              ======                            ======

      Net interest rate spread                                            3.08%                             3.23%
                                                                          ====                              ====

      Net interest margin on earning assets                               3.52%                             3.83%
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


                                                                   Three Months Ended March 31, 2003/2002
                                                                          Change in Interest Due to:
                                                                   --------------------------------------
                                                                    Average       Average          Net
(In thousands)                                                      Balance        Rate          Change
                                                                    -------      --------        ------

Assets
          Interest bearing deposits with banks                        $   58        $  (1)       $   57
          Federal funds sold                                              (7)         (30)          (37)
          Securities, available for sale                                  (1)         (45)          (46)
          Loans                                                        1,587         (237)        1,350
                                                                    --------     --------        ------
Total earning assets                                                  $1,637        $(313)       $1,324
                                                                    ========     ========        ======

Liabilities
          Interest bearing deposits                                   $  640        $(186)       $  454
          Other borrowings                                               122            5           127
                                                                    --------     --------        ------
Total interest bearing liabilities                                    $  762        $(181)       $  581
                                                                    ========     ========        ======

                Net interest income                                                              $  743
                                                                                                 ======

                Net interest rate spread                                                          (0.15)%
                                                                                                 ======

                Net interest margin on earning assets                                             (0.31)%
                                                                                                 ======


PROVISION FOR LOAN LOSSES

2003 Compared to 2002. The provision for loan losses was $228,000 for the three month period ended March 31, 2003, compared to $225,000 for the same period in 2002, an increase of $3,000 or 1% for the three month period. The provision for loan losses for the three month period ended March 31, 2003 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

NON-INTEREST INCOME

2003 Compared to 2002. Non-interest income was $751,000 for the three month period ended March 31, 2003, compared to $313,000 for the same period in 2002, an increase of $438,000 or 140%. The increase was primarily due to the increase in the gain on the sale of loans during the period. The volume of mortgage loans sold increased during the period primarily due to the addition of five mortgage loan originators during 2002. Management expects the gain on sale of loans to continue at the same level during the remainder of 2003.

NON-INTEREST EXPENSE

2003 Compared to 2002. Non-interest expense was $2,657,000 for the three month period ended March 31, 2003, compared to $1,635,000 for the same period in 2002, an increase of $1,022,000 or 63%. The largest component of non-interest expense was salaries and employee benefits which amounted to $1,777,000 for the three month period ended March 31, 2003, compared to $1,008,000 for the same period in 2002, an increase of $769,000 or 76%. The primary factor in the increase in salaries and benefits expense was the addition of two branch offices during 2002 and the expansion of the commercial lending and residential lending departments. As of March 31, 2003, the number of full time equivalent employees was 106 compared to 68 as of March 31, 2002. Salaries and employee benefits will continue to increase with the addition of a regional lending center in Auburn Hills and general staff increases.

The second largest component of the increase in non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $322,000 for the three month period ended March 31, 2003, compared to $218,000 for the same period in 2002, an increase of $104,000 or 48%. The primary factor in the increase in occupancy and equipment expense was the opening of branch offices in Clinton Township, Michigan and Southgate, Michigan. During 2003, the Bank will open a regional lending center in Auburn Hills, Michigan.

INCOME TAX PROVISION

2003 Compared to 2002. The income tax expense was $298,000 for the three month period ended March 31, 2003, compared to $245,000 for the same period in 2002, an increase of $53,000 or 22%. The increase was primarily a result of increased pre-tax income.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

Assets. Total assets at March 31, 2003 were $386,055,000 compared to $325,100,000 at December 31, 2002, an increase of $60,955,000 or 19%. The increase was primarily due to increases in cash and cash equivalents during the period.

Federal Funds Sold. Total federal funds sold at March 31, 2003 were $12,385,000 compared to $8,572,000 at December 31, 2002, an increase of $3,813,000 or 44%. The increase was primarily due to the short term deployment of funds that were received as a result of an increase in deposits during the period. These funds are deployed into federal funds sold until they can be utilized to fund loan volume.

Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2003 were $33,983,000 compared to $4,975,000 at December 31, 2002, an increase of $29,008,000 or 583%. The increase was primarily due to the short term deployment of funds that were received as a result of an increase in deposits during the period. These funds are deployed into interest bearing deposits with banks until they can be utilized to fund loan volume. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2003 were $8,633,000 compared to $9,852,000 at December 31, 2002, a decrease of $1,219,000 or 12%. This decrease was a result of a change in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.

Securities - Available for Sale. Total securities, available for sale, at March 31, 2003 were $28,866,000 compared to $22,216,000 at December 31, 2002, an increase of $6,650,000 or 30%. The increase was due to the purchase of securities, available for sale during the period. These securities were purchased in order to increase the Bank's earning asset yield.

The entire portfolio has a unrealized gain of $106,000 at March 31, 2003. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,033,000 at March 31, 2003 and December 31, 2002.

Loans. Total loans at March 31, 2003 were $288,321,000 compared to $267,522,000 at December 31, 2002, an increase of $20,799,000 or 8%. The increase was primarily due to the continued expansion of the commercial lending department during 2003. This expansion included the addition of five experienced loan officers during the last twelve months. Three of these loan officers will continue to focus their efforts on developing commercial lending relationships in Oakland County and relocate to our regional lending center in Auburn Hills, Michigan during the second quarter of 2003. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                                             03/31/03             12/31/02             03/31/02
                                                             --------             --------             --------

Consumer loans                                               $ 21,408             $ 22,170             $ 18,147
Commercial, financial, & other                                 54,967               46,187               35,199
Commercial real estate construction                            33,458               30,083               16,756
Commercial real estate mortgages                              146,745              139,243              108,053
Residential real estate mortgages                              31,743               29,839               30,696
                                                             --------             --------             --------

                                                              288,321              267,522              208,851
Allowance for loan losses                                     (3,109)              (2,875)              (2,131)
                                                             --------             --------             --------

                                                             $285,212             $264,647             $206,720
                                                             ========             ========             ========


The following is a summary of non-performing assets and problems loans (in thousands):

                                                             03/31/03             12/31/02             03/31/02
                                                             --------             --------             --------

Over 90 days past due and still accruing                       $   41               $   32                 $ 48
Non-accrual loans                                               2,634                2,641                  854
                                                             --------             --------             --------

                                                               $2,675               $2,673                 $902
                                                             ========             ========             ========


Non-accrual loans at March 31, 2003 were $2,634,000, of which, $1,903,000 was related to one commercial loan relationship that is well secured. The remaining non-accrual loans consisted of one residential loan in bankruptcy proceedings with a balance of $287,000 and three slow paying commercial loans with balances of $270,000, $176,000 and $54,000.

Allowance for Loan Losses. The allowance for loan losses was $3,109,000 at March 31, 2003 compared to $2,875,000 at December 31, 2002, an increase of $234,000 or 8%. The increase was primarily due to growth in the loan portfolio during the three months ended March 31, 2003. The allowance for loan losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

                                                        Quarter Ended           Year Ended         Quarter Ended
                                                           03/31/03              12/31/02             03/31/02
                                                        -------------           ----------         -------------

Balance, beginning of year                                   $  2,875               $1,922              $  1,922

Charge-offs:
          Consumer loans                                           (5)                 (32)                  (19)
          Commercial loans                                        ---                 (141)                 ---
Recoveries:
          Consumer loans                                            2                    9                     1
          Commercial loans                                          9                   65                     2
                                                        -------------           ----------         -------------

Net (charge-offs)/recoveries                                        6                  (99)                  (16)

Additions charged to operations                                   228                1,052                   225
                                                        -------------           ----------         -------------

Balance, end of period                                         $3,109               $2,875              $  2,131
                                                        =============           ==========         =============

Allowance to total loans                                         1.08%                1.07%                 1.02%
                                                        =============           ==========         =============

Allowance to nonperforming assets                              116.22%              107.56%               236.25%
                                                        =============           ==========         =============

Net charge-offs to average loans                                 0.00%                0.17%                 0.01%
                                                        =============           ==========         =============

Premises and Equipment. Bank premises and equipment at March 31, 2003 was $5,596,000 compared to $5,276,000 at December 31, 2002, an increase of $320,000 or 6%. The increase in premises and equipment was primarily due to the cost of the renovation of the Bank's branch office in Southgate, Michigan.

Accrued Interest Receivable. Accrued interest receivable at March 31, 2003 was $1,279,000 compared to $1,260,000 at December 31, 2002, an increase of $19,000 or 2%. The increase was primarily due to the increase in the Bank's loan portfolio.

Other Assets. Other assets at March 31, 2003 were $1,558,000 compared to $1,366,000 at December 31, 2002, an increase of $192,000 or 14%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at March 31, 2003 were $322,062,000 compared to $262,086,000 at December 31, 2002, an increase of $59,976,000 or 23%. The following is a summary of the distribution of deposits (in thousands):

                                                             03/31/03             12/31/02             03/31/02
                                                             --------             --------             --------
Non-interest bearing:
          Demand                                             $ 29,023             $ 32,457             $ 24,976
                                                             --------             --------             --------

Interest bearing:
          Checking                                           $ 24,310             $ 25,083             $ 15,470
          Money market                                         12,417               13,490               15,135
          Savings                                              82,774               63,677               50,292
          Time, under $100,000                                 85,140               61,331               61,362
          Time, $100,000 and over                              88,398               66,048               69,144
                                                             --------             --------             --------
                                                              293,039              229,629              211,403
                                                             --------             --------             --------

Total deposits                                               $322,062             $262,086             $236,379
                                                             ========             ========             ========

The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a grand opening promotion for the Bank's retail branch office in Clinton Township, Michigan during February 2003, which targeted time deposit growth and an annual birthday celebration and marketing campaign in March 2003. Management continues to implement a strategy during 2003 to change the mix of the deposit portfolio by focusing more heavily on demand, interest bearing checking, savings and money market, while reducing its reliance on time deposits. Management expects deposits to grow at a more moderate rate during the remainder of 2003.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $20,660,000 at March 31, 2003 and December 31, 2002.

Trust Preferred Securities. Trust preferred securities were $10,000,000 at March 31, 2003 and December 31, 2002. The Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through Dearborn Bancorp Trust I, a special purpose entity as part of a pooled offering on December 19, 2002. The interest rate was the three month LIBOR plus 3.35% and was 4.76% at March 31, 2003. The securities have a term of thirty years. The Corporation may redeem the securities after five years, with regulatory approval, at face value. They are presented in the liability section of the balance sheet, but are included as Tier 1 capital for regulatory capital purposes. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $297,000 at March 31, 2003.

Accrued Interest Payable. Accrued interest payable at March 31, 2003 was $874,000 compared to $609,000 at December 31, 2001, an increase of $265,000 or 44%. The increase was primarily due to the increasing amount of interest bearing deposits during the period.

Other Liabilities. Other liabilities at March 31, 2003 were $1,119,000 compared to $1,054,000 at December 31, 2002, an increase of $65,000 or 6%. The increase was primarily due to the increase in expenses payable during the period.

CAPITAL

Stockholders' equity at March 31, 2003 was $31,340,000 compared to $30,691,000 as of December 31, 2002, an increase of $649,000 or 2%.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):



                                                                                                   Minimum
                                                                                            To Be Well Capitalized
                                                                Minimum for Capital         Under Prompt Corrective
                                            Actual               Adequacy Purposes             Action Provisions
                                       ----------------        --------------------         -----------------------
                                       Amount     Ratio          Amount      Ratio            Amount        Ratio
                                       ----------------        --------------------         -----------------------
As of March 31, 2003
     Total capital
        (to risk weighted assets)
               Consolidated            44,379     14.0%          25,430       8.0%             31,788        10.0%
               Bank                    33,235     10.8%          24,704       8.0%             30,880        10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated            41,270     13.0%          12,715       4.0%             19,073         6.0%
               Bank                    30,126      9.8%          12,352       4.0%             18,528         6.0%
    Tier 1 capital
        (to average assets)
               Consolidated            41,270     11.3%          14,663       4.0%             18,329         5.0%
               Bank                    30,126      8.5%          14,123       4.0%             17,654         5.0%


As of December 31, 2002
     Total capital
        (to risk weighted assets)
               Consolidated            43,486     15.1%          23,075       8.0%             28,844        10.0%
               Bank                    29,819     10.7%          22,249       8.0%             27,811        10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated            40,611     14.1%          11,538       4.0%             17,306         6.0%
               Bank                    26,944      9.7%          11,124       4.0%             16,687         6.0%
    Tier 1 capital
        (to average assets)
               Consolidated            40,611     13.2%          12,318       4.0%             15,398         5.0%
               Bank                    26,944      8.9%          12,066       4.0%             15,082         5.0%

Based on the respective regulatory capital ratios at March 31, 2003 and December 31, 2002, the Corporation and Bank are considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2003, which are expected to mature or reprice in each of the time periods shown below.

(In thousands)                                       1-90         91-365         1-5          Over
                                                     Days          Days         Years        5 Years       Total
                                                  --------      --------       -------       -------      -------
Earning assets
          Federal funds sold                      $  12,385     $     ---     $    ---       $   ---     $ 12,385
          Interest bearing deposits with Banks       33,983           ---          ---           ---       33,983
          Mortgage loans held for sale                8,633           ---          ---           ---        8,633
          Securities available for sale              16,415         4,084        4,384         3,983       28,866
          Federal Home Loan Bank stock                1,033           ---          ---           ---        1,033
          Total loans, net of non-accrual           101,542        20,707      154,162         9,276      285,687
                                                  --------      --------       -------       -------      -------
Total earning assets                                173,991        24,791      158,546        13,259      370,587

Interest bearing liabilities
          Total interest bearing deposits           190,139        55,072       47,828           ---      293,039
          Federal Home Loan Bank advances               ---           ---       15,660         5,000       20,660
          Trust preferred securities                 10,000           ---          ---           ---       10,000
                                                  --------      --------       -------       -------      -------
Total interest bearing liabilities                  200,139        55,072       63,488         5,000      323,699

                                                  --------      --------       -------       -------      -------
Net asset (liability) funding gap                  (26,148)      (30,281)       95,058         8,259      $46,888
                                                  --------      --------       -------       -------      -------

Cumulative net asset (liability) funding gap      $(26,148)     $(56,429)      $38,629       $46,888
                                                  ========      ========       =======       =======

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

Item 4.  Controls and Procedures

         As of March 31, 2003, an evaluation was performed under the supervision of and with the participation of the registrant's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the registrant's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)      Exhibits

         Exhibit 99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) A Form 8-K Report was not filed during the three months ended March 31, 2003.

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




Date:  May 10, 2003

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


Date:    May 10, 2003

                                                  /s/ Michael J. Ross

                                        --------------------------------------
                                                    Michael J. Ross
                                         President and Chief Executive Officer
                                                Dearborn Bancorp, Inc.

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



Date:    May 10, 2003

                                                 /s/ Jeffrey L. Karafa

                                        --------------------------------------
                                                   Jeffrey L. Karafa
                                        Treasurer and Chief Financial Officer,
                                                Dearborn Bancorp, Inc.

                               10-Q EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION


EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002