Form 10-Q
period 2003-06-30
DEARBORN BANCORP INC /MI/
filed 2003-08-14
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended     June 30, 2003.
                                   -------------

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

Yes   X       No
    -----        -----


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of July 31, 2003.

         Class                                           Shares Outstanding
         -----                                           -------------------
     Common Stock                                            2,785,384

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the 1934 Securities and Exchange Act).


Yes           No   X
    -----        -----

                             DEARBORN BANCORP, INC.
                                      INDEX

Part I.           Financial Information:

Item 1.           Financial Statements

                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:                  Page
                                                                                                 ----
                  Independent Accountants' Report                                                  3

                  Consolidated Balance Sheets - June 30, 2003, December 31, 2002
                  and June 30, 2002                                                                4

                  Consolidated Statements of Income - For the Three
                  And Six Months Ended June 30, 2003 and 2002                                      5

                  Consolidated Statements of Comprehensive Income  - For
                  the Three and Six Months Ended June 30, 2003 and 2002                            6

                  Consolidated Statements of Cash Flows - For the
                  Six Months Ended June 30, 2003 and 2002                                          7

                  Notes to Consolidated Financial Statements                                       8-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Liquidity and Capital                       12-24

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                       25-26

Item 4.           Controls and Procedures                                                          27
Part II.          Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 4.   Submission of Matters to a Vote of Security Holders                    28
                  Item 5    Other Information
                  Item 6.   Exhibits and Reports on Form 8-K

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities

SIGNATURES                                                                                         30

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of June 30, 2003 and 2002, the related consolidated statements of income and comprehensive income for the three and six month periods then ended, and the related consolidated statements of cash flows for the six month periods then ended. These financial statements are the responsibility of the Corporation's management.

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






                                          /s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
July 21, 2003

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Dollars, in thousands)                                                              (unaudited)        (audited)        (unaudited)
                                                                                      06/30/03          12/31/02          06/30/02
                                                                                      ---------         ---------         ---------
ASSETS
Cash and cash equivalents
          Cash and due from banks                                                     $   9,393         $   5,903         $   3,726
          Federal funds sold                                                              6,162             8,572             8,779
          Interest bearing deposits with banks                                            3,425             4,975             2,645
                                                                                      ---------         ---------         ---------
                    Total cash and cash equivalents                                      18,980            19,450            15,150

Mortgage loans held for sale                                                             13,053             9,852               406
Securities, available for sale                                                           27,411            22,216            41,713
Federal Home Loan Bank stock                                                              1,047             1,033             1,000
Loans
          Loans                                                                         327,383           267,522           226,800
          Allowance for loan losses                                                      (3,514)           (2,875)           (2,313)
                                                                                      ---------         ---------         ---------
                    Net loans                                                           323,869           264,647           224,487

Premises and equipment, net                                                               5,680             5,276             4,739
Accrued interest receivable                                                               1,329             1,260             1,329
Other assets                                                                              1,691             1,366               716
                                                                                      ---------         ---------         ---------

          Total assets                                                                $ 393,060         $ 325,100         $ 289,540
                                                                                      =========         =========         =========

LIABILITIES
Deposits
          Non-interest bearing deposits                                               $  42,008         $  32,457         $  28,785
          Interest bearing deposits                                                     286,489           229,629           210,742
                                                                                      ---------         ---------         ---------
                    Total deposits                                                      328,497           262,086           239,527

Other liabilities
          Federal Home Loan Bank advances                                                20,660            20,660            20,000
          Trust preferred securities                                                     10,000            10,000                --
          Accrued interest payable                                                          617               609               604
          Other liabilities                                                               1,002             1,054               418
                                                                                      ---------         ---------         ---------
                    Total liabilities                                                   360,776           294,409           260,549

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                   2,782,831 shares at 06/30/03, 2,614,587
                   12/31/02; and  2,726,006 shares at 06/30/02                           32,229            30,611            28,636
          Accumulated earnings                                                               14                --               210
          Accumulated other comprehensive income                                             41                80               145
                                                                                      ---------         ---------         ---------
                    Total stockholders' equity                                           32,284            30,691            28,991
                                                                                      ---------         ---------         ---------

                    Total liabilities and stockholders' equity                        $ 393,060         $ 325,100         $ 289,540
                                                                                      =========         =========         =========

The accompanying notes are an integral part of these consolidated financial statements

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                              Three Months Ended               Six Months Ended
                                                                           06/30/03        06/30/02        06/30/03        06/30/02
                                                                          ----------      ----------      ----------      ----------
Interest income
          Interest on loans                                               $    5,452      $    4,030      $   10,452      $    7,680
          Interest on securities, available for sale                             189             329             388             574
          Interest on deposits with banks                                         52              37             130              58
          Interest on federal funds                                               39              53              79             130
                                                                          ----------      ----------      ----------      ----------
                    Total interest income                                      5,732           4,449          11,049           8,442

Interest expense
          Interest on deposits                                                 1,890           1,705           3,843           3,204
          Interest on other borrowings                                           353             224             705             449
                                                                          ----------      ----------      ----------      ----------
                    Total interest expense                                     2,243           1,929           4,548           3,653
                                                                          ----------      ----------      ----------      ----------

                    Net interest income                                        3,489           2,520           6,501           4,789
Provision for loan losses                                                        511             263             739             488
                                                                          ----------      ----------      ----------      ----------

Net interest income after provision for loan losses                            2,978           2,257           5,762           4,301
                                                                          ----------      ----------      ----------      ----------

Non-interest income
          Service charges on deposit accounts                                    110              88             213             164
          Fees for other services to customers                                     6               8              15              16
          Gain on the sale of loans                                              675             133           1,301             355
          Gain on the sale of securities, available for sale                      79              --              79              --
          Other income                                                            36               9              49              16
                                                                          ----------      ----------      ----------      ----------
                    Total non-interest income                                    906             238           1,657             551

Non-interest expenses
          Salaries and employee benefits                                       1,829           1,096           3,606           2,104
          Occupancy and equipment expense                                        349             225             671             443
          Advertising and marketing                                               62              57             144             119
          Stationery and supplies                                                 84              49             185             113
          Professional services                                                  114              69             212             122
          Data processing                                                         71              68             135             122
          Other operating expenses                                               226             135             439             311
                                                                          ----------      ----------      ----------      ----------
                    Total non-interest expenses                                2,735           1,699           5,392           3,334
                                                                          ----------      ----------      ----------      ----------

Income before income tax provision                                             1,149             796           2,027           1,518
Income tax provision                                                             390             270             688             515
                                                                          ----------      ----------      ----------      ----------

Net income                                                                $      759      $      526      $    1,339      $    1,003
                                                                          ==========      ==========      ==========      ==========

Per share data:
Net income - basic                                                        $     0.27      $     0.19      $     0.48      $     0.37
Net income - diluted                                                      $     0.25      $     0.18      $     0.45      $     0.35

Weighted average number of shares outstanding - basic                      2,772,012       2,726,006       2,761,150       2,726,297
Weighted average number of shares outstanding - diluted                    3,014,805       2,869,334       2,985,306       2,850,306



The accompanying notes are an integral part of these consolidated financial statements

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

                                                                          Three Months Ended               Six Months Ended
                                                                      06/30/03         06/30/02         06/30/03         06/30/02
                                                                     -----------      -----------      -----------      -----------
Net income                                                           $       759      $       526      $     1,339      $     1,003
Other comprehensive income, net of tax
     Unrealized gains on securities
          Unrealized holding gains arising during period                      35              261               20              129
          Less:  reclassification adjustment for gains
                  included in net income                                     (79)            --                (79)            --
          Tax effects                                                         15              (89)              20              (44)
                                                                     -----------      -----------      -----------      -----------
Other comprehensive income (loss)                                            (29)             172              (39)              85
                                                                     -----------      -----------      -----------      -----------

Comprehensive income                                                 $       730      $       698      $     1,300      $     1,088
                                                                     ===========      ===========      ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

                                                                                                         6/30/03           6/30/02
                                                                                                         --------          --------
Cash flows from operating activities
          Interest and fees received                                                                     $ 10,980          $  8,198
          Interest paid                                                                                    (4,540)           (3,853)
          Taxes paid                                                                                       (1,000)             (709)
          Proceeds from sale of mortgages held for sale                                                    81,158            23,471
          Origination of mortgages held for sale                                                          (83,058)          (20,607)
          Cash paid to suppliers and employees                                                             (4,892)           (3,062)
                                                                                                         --------          --------
          Net cash provided by (used in) in operating activities                                           (1,352)            3,438

Cash flows from investing activities
          Proceeds from maturities of securities available for sale                                         7,500            10,782
          Proceeds from sales of securities available for sale                                              3,079                --
          Proceeds from repayments of securities available for sale                                           612               253
          Purchases of securities available for sale                                                      (16,412)          (31,050)
          Purchases of Federal Home Loan Bank stock                                                           (14)               --
          Increase in loans, net of payments received                                                     (59,961)          (46,005)
          Purchases of property and equipment                                                                (626)             (188)
                                                                                                         --------          --------
          Net cash used in investing activities                                                           (65,822)          (66,208)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                                                     9,551             7,344
          Net increase in interest bearing deposits                                                        56,860            54,702
          Stock option exercise                                                                               293                --
                                                                                                         --------          --------
          Net cash provided by financing activities                                                        66,704            62,046

Increase in cash and cash equivalents                                                                        (470)             (724)
Cash and cash equivalents at the beginning of the period                                                   19,450            15,874
                                                                                                         --------          --------

Cash and cash equivalents at the end of the period                                                       $ 18,980          $ 15,150
                                                                                                         ========          ========

Reconciliation of net income to net cash provided by
 (used in) operating activities
Net income                                                                                               $  1,339          $  1,003
          Adjustments to reconcile net income to net cash
          provided by (used in) operating activities
                    Provision for loan losses                                                                 739               488
                    Depreciation and amortization expense                                                     222               193
                    Accretion of discount on securities, available for sale                                    (4)               (4)
                    Amortization of premium on securities, available for sale                                  50                87
                    Gain on the sale of securities, available for sale                                        (79)               --
                    (Increase) decrease in mortgages held for sale                                         (3,201)            2,509
                    Increase in interest receivable                                                           (69)             (244)
                    Increase (decrease) in interest payable                                                     8              (259)
                    Increase in other assets                                                                 (305)             (135)
                    Decrease in other liabilities                                                             (52)             (200)
                                                                                                         --------          --------

Net cash provided by (used in) operating activities                                                      ($ 1,352)         $  3,438
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

         The consolidated financial statements of the Corporation as of June 30, 2003 and 2002, and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements as of June 30, 2003 and 2002, and for the three and six months ended June 30, 2003 and 2002 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 2002 Annual Report to Stockholders on Form 10-K.

         Certain of the Corporation's accounting policies are important to the portrayal of the Corporation's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these material judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities and other financial instruments.

         Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation (in thousands, except share and per share data).

                                                                    Three Months ended              Six Months Ended
                                                                 06/30/03       06/30/02       06/30/03         06/30/02
                                                                -----------    -----------    -----------      -----------
Net income
         As reported                                            $       759    $       526    $     1,339      $     1,003
         Less: stock-based compensation expense
          determined under fair value based method                      353            290            698              553
                                                                -----------    -----------    -----------      -----------
          Pro forma                                             $       406    $       236    $       641      $       450
                                                                ===========    ===========    ===========      ===========
Basic income per share
          As reported                                           $      0.27    $      0.19    $      0.48      $      0.37
          Pro forma                                                    0.15           0.09           0.23             0.17
Diluted income per share
          As reported                                           $      0.25    $      0.18    $      0.45      $      0.35
          Pro forma                                                    0.13           0.08           0.21             0.16

B.       Securities  Available For Sale

         The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

                                                                                      June 30, 2003
                                                          ----------------------------------------------------------------------
                                                                                Gross              Gross               Estimated
                                                          Amortized           Unrealized         Unrealized              Market
                                                            Cost                Gains              Losses                Value
                                                           -------             -------             -------              -------
US Treasury securities                                     $ 2,032             $     7             $    --              $ 2,039
Mortgage backed securities                                   1,603                  57                  --                1,660
Corporate debt securities                                    8,605                  --                  --                8,605
Municipal securities                                        11,109                   5                  (7)              11,107
FHLMC preferred stock                                        4,000                  --                  --                4,000
                                                           -------             -------             -------              -------

          Totals                                           $27,349             $    69                 ($7)             $27,411
                                                           =======             =======             =======              =======


                                                                                  December 31, 2002
                                                   ---------------------------------------------------------------------------------
                                                                             Gross                 Gross                Estimated
                                                     Amortized            Unrealized             Unrealized               Market
                                                        Cost                 Gains                 Losses                 Value
                                                   --------------        --------------        --------------         --------------
US Treasury securities                             $        2,005        $            2        $           --         $        2,007
Mortgage backed securities                                  2,202                    90                    --                  2,292
Corporate debt securities                                   2,500                    --                    --                  2,500
Municipal securities                                       11,388                    39                   (10)                11,417
FHLMC preferred stock                                       4,000                    --                    --                  4,000
                                                   --------------        --------------        --------------         --------------

          Totals                                   $       22,095        $          131        ($          10)        $       22,216
                                                   ==============        ==============        ==============         ==============


         The amortized cost and estimated market value of securities available for sale at June 30, 2003 by contractual maturity are shown below (in thousands):

                                                                                                             Estimated
                                                                                   Amortized                   Market
                                                                                      Cost                     Value
                                                                                   ----------                ----------
Due in three months through one year                                               $    4,032                $    4,039
Due in one year through five years                                                     12,344                    12,342
Due in over ten years                                                                   5,370                     5,370
Mortgage backed securities                                                              1,603                     1,660
FHLMC preferred stock                                                                   4,000                     4,000
                                                                                   ----------                ----------

          Totals                                                                   $   27,349                $   27,411
                                                                                   ==========                ==========

C.       Stock Option Plan

         Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 638,142 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.

         A summary of the option activity for the six months ended June 30, 2003 is as follows:


                                                                                                                  Weighted
                                                                                                 Weighted       Average Fair
                                                      Available                                  Average          Value of
                                                         For                Options              Exercise         Options
                                                        Grant             Outstanding             Price           Granted
                                                        -----             -----------             -----           -------
Outstanding at January 1, 2003                         108,754              484,745             $    8.52
Granted                                               (108,754)             108,754                 17.52         $   6.33
Exercised                                                 --                (37,696)                 7.84
Forfeited                                                4,200               (4,200)                17.52
                                                      --------              -------             ---------
Outstanding at June 30, 2003                             4,200              551,603             $   10.27

         For the options outstanding at June 30, 2003, the range of exercise prices was $5.34 to $17.52 per share with a weighted-average remaining contractual term of 7.5 years. At June 30, 2003, 447,049 options were exercisable at weighted average exercise price of $8.58 per share. Stock options for 104,554 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2003 because they were antidilutive.

D.       Employment and Change in Control Agreements

         During the second quarter of 2003, the Corporation entered into an Employment Agreement with its Chief Executive Officer and Change in Control Agreements with several of its executive officers. Under the terms of these agreements, certain events leading to termination of employment with the Corporation could result in cash payments aggregating approximately $1,737,000 at June 30, 2003.

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

GENERAL

The Corporation was formed in 1992 and the Bank was formed in 1993. Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office. Subsequently, branch offices were opened in Dearborn Heights and Plymouth Township. During 2001, the Bank opened its fourth and fifth offices in Canton Township, Michigan and Clinton Township, Michigan, respectively. Additionally, Community Bank Mortgage, Inc., a mortgage company, was formed and began operations in 2001. The Bank formed Community Bank Audit Services, Inc., a subsidiary that offers internal audit and compliance services during 2002. The Bank also moved the Clinton Township retail branch operations to 19100 Hall Road during the fourth quarter of 2002. The branch office is adjacent to the office at 45000 River Ridge, which will continue to serve as a regional lending center.

During the first quarter of 2003, the Bank opened its sixth branch office, located at 12820 Fort Street in Southgate, Michigan. During the second quarter of 2003, the Bank opened a regional lending center at 3201 University Drive in Auburn Hills, Michigan.

RESULTS OF OPERATIONS

The Corporation reported net income of $759,000 and $1,339,000 for the three and six month periods ended June 30, 2003, compared to net income of $526,000 and $1,003,000 for the three and six month periods ended June 30, 2002. The increase in net income was primarily due to the improvements in net interest income and the increase in gain on the sale of loans. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios and the decreasing cost of deposits during the period. Management expects net interest income to continue to increase during 2003 due to planned deployment of funds currently invested in federal funds sold into loans and the repricing of time deposits. The gain on sale of loans, which is based on the level of residential real estate mortgage originations are expected to continue at current levels during the third quarter of 2003.

NET INTEREST INCOME

2003 Compared to 2002. As noted on the two charts on the following pages, net interest income for the three and six month periods ended June 30, 2003, was $3,489,000 and $6,501,000, compared to $2,520,000 and $4,789,000 for the same periods ended June 30, 2002, an increase of $969,000 or 38% and $1,712,000 or 36%, respectively. This increase was caused primarily by an increase in the volume of interest earning assets and interest bearing liabilities. The Corporation's interest rate spread was 3.32% and 3.15%, respectively, for the three and six month periods ended June 30, 2003, compared to 3.11% and 3.19% for the same periods in 2002. The Corporation's interest rate margin was 3.70% and 3.59%, respectively, for the three and six month periods ended June 30, 2003, compared to 3.68% and 3.76% for the same periods in 2002.

The Corporation's decrease in interest rate spread and net interest margin during the six months ended June 30, 2003 was primarily the result of the relatively large amount of the Bank's funds that are temporarily invested in interest bearing deposits with banks and federal funds sold. As these funds are deployed into loans, the Bank's interest rate spread and net interest rate margin are expected to improve. Management expects that both the net interest margin on earning assets and the net interest rate spread will increase during 2003 as the Bank converts funds currently held in federal funds and interest bearing deposits with banks into loans and the cost of deposits continue to decrease. Planned deposit growth for the remainder of 2003 is expected to slow considerably in comparison to the first half of 2003.

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

                                                                        Three months ended                Three months ended
                                                                           June 30, 2003                     June 30, 2002
                                                                  -------------------------------    -----------------------------
                                                                  Average                 Average    Average               Average
(In thousands)                                                    Balance     Interest     Rate      Balance    Interest     Rate
                                                                  --------    --------    -------    --------   --------   -------
Assets
          Interest-bearing deposits with banks                    $ 16,957    $     52       1.23%   $  8,910   $     37      1.67%
          Federal funds sold                                        13,370          39       1.17%     13,292         53      1.60%
          Securities, available for sale                            29,390         189       2.59%     36,215        329      3.65%
          Loans                                                    319,084       5,452       6.87%    217,306      4,030      7.46%
                                                                  --------    --------    -------    --------   --------   -------
                    Sub-total earning assets                       378,801       5,732       6.09%    275,723      4,449      6.49%
          Other assets                                              13,440                              9,313
                                                                  --------                           --------
                    Total assets                                  $392,241                           $285,036
                                                                  ========                           ========
Liabilities and stockholders' equity
          Interest bearing deposits                               $295,443    $  1,890       2.57%   $209,762   $  1,705      3.27%
          Other borrowings                                          30,660         353       4.63%     20,000        224      4.50%
                                                                  --------    --------    -------    --------   --------   -------
                    Sub-total interest bearing liabilities         326,103       2,243       2.77%    229,762      1,929      3.38%
          Non-interest bearing deposits                             32,708                             25,554
          Other liabilities                                          1,391                                958
          Stockholders' equity                                      32,039                             28,762
                                                                  --------                           --------
                    Total liabilities and stockholders' equity    $392,241                           $285,036
                                                                  ========                           ========
                    Net interest income                                       $  3,489                          $  2,520
                                                                              ========                          ========
                    Net interest rate spread                                                 3.32%                            3.11%
                                                                                          =======                          =======

                    Net interest margin on earning assets                                    3.70%                            3.68%
                                                                                          =======                          =======

                                                                          Six Months Ended                   Six Months Ended
                                                                           June 30, 2003                      June 30, 2002
                                                                  -------------------------------    ------------------------------
                                                                  Average                 Average    Average               Average
(In thousands)                                                    Balance     Interest     Rate      Balance    Interest    Rate
                                                                  --------    --------    -------    --------   --------   -------
Assets
          Interest-bearing deposits with banks                    $ 21,961    $    130       1.20%   $  7,931   $     58      1.48%
          Federal funds sold                                        13,611          79       1.17%     14,832        130      1.77%
          Securities, available for sale                            27,293         388       2.87%     30,303        574      3.83%
          Loans                                                    303,214      10,452       6.97%    204,507      7,680      7.59%
                                                                  --------    --------    -------    --------   --------   -------
                    Sub-total earning assets                       366,079      11,049       6.10%    257,573      8,442      6.63%
          Other assets                                              13,405                             10,408
                                                                  --------                           --------
                    Total assets                                  $379,484                           $267,981
                                                                  ========                           ========
Liabilities and stockholders' equity
          Interest bearing deposits                               $281,144    $  3,843       2.76%   $194,584   $  3,204      3.33%
          Other borrowings                                          30,660         705       4.65%     20,000        449      4.54%
                                                                  --------    --------    -------    --------   --------   -------
                    Sub-total interest bearing liabilities         311,804       4,548       2.95%    214,584      3,653      3.44%
          Non-interest bearing deposits                             34,663                             23,809
          Other liabilities                                          1,434                              1,078
          Stockholders' equity                                      31,583                             28,510
                                                                  --------                           --------
                    Total liabilities and stockholders' equity    $379,484                           $267,981
                                                                  ========                           ========
                    Net interest income                                       $  6,501                          $  4,789
                                                                              ========                          ========
                    Net interest rate spread                                                 3.15%                            3.19%
                                                                                          =======                          =======

                    Net interest margin on earning assets                                    3.59%                            3.76%
                                                                                          =======                          =======

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

                                                             Three Months Ended                      Six Months Ended
                                                             June 30, 2003/2002                     June 30, 2003/2002
                                                         Change in Interest Due to:              Change in Interest Due to:
                                                   -------------------------------------    -----------------------------------
                                                    Average        Average       Net         Average      Average       Net
(In thousands)                                      Balance         Rate        Change       Balance        Rate       Change
                                                   ---------     ---------     ---------    ---------    ---------    ---------
Assets
       Interest bearing deposits with banks        $      25          ($10)    $      15    $      83         ($11)   $      72
       Federal funds sold                                 --           (14)          (14)          (7)         (44)         (51)
       Investment securities, available for sale         (43)          (97)         (140)         (44)        (142)        (186)
       Loans                                           1,741          (319)        1,422        3,408         (636)       2,772
                                                   ---------     ---------     ---------    ---------    ---------    ---------
Total earning assets                               $   1,723         ($440)    $   1,283    $   3,440        ($833)   $   2,607
                                                   =========     =========     =========    =========    =========    =========

Liabilities
       Interest bearing deposits                   $     550         ($365)    $     185    $   1,189        ($550)   $     639
       Other borrowings                                  123             6           129          245           11          256
                                                   ---------     ---------     ---------    ---------    ---------    ---------
Total interest bearing liabilities                 $     673         ($359)    $     314    $   1,434        ($539)   $     895
                                                   =========     =========     =========    =========    =========    =========

          Net interest income                                                  $     969                              $   1,712
                                                                               =========                              =========

          Net interest rate spread                                                  0.21%                                 (0.04%)
                                                                               =========                              =========

          Net interest margin on earning assets                                     0.02%                                 (0.17%)
                                                                               =========                              =========

PROVISION FOR LOAN LOSSES

2003 Compared to 2002. The provision for loan losses was $511,000 and $739,000 for the three and six month periods ended June 30, 2003, compared to $263,000 and $488,000 for the same periods in 2002, an increase of $248,000 or 94% for the three month period and $251,000 or 51% for the six month period. The provision for loan losses for the three and six month periods ended June 30, 2003 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

NON-INTEREST INCOME

2003 Compared to 2002. Non-interest income was $906,000 and $1,657,000 for the three and six month periods ended June 30, 2003, compared to $238,000 and $551,000 for the same periods in 2002, an increase of $668,000 or 281% for the three month period and $1,106,000 or 201% for the six month period. The increase was primarily due to the increase in the gain on the sale of loans during the period. The volume of mortgage loans sold increased during the period primarily due to the addition of five mortgage loan originators during 2002 and two mortgage loan originators during 2003. Management expects the gain on sale of loans to continue at the same level during the third quarter of 2003.

NON-INTEREST EXPENSE

2003 Compared to 2002. Non-interest expense was $2,735,000 and $5,392,000 for the three and six month periods ended June 30, 2003, compared to $1,699,000 and $3,334,000 for the same periods in 2002, an increase of $1,036,000 or 61% for the three month period and $2,058,000 or 62% for the six month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $1,829,000 and $3,606,000 for the three and six month periods ended June 30, 2003, compared to $1,096,000 and $2,104,000 for the same period in 2002, an increase of $733,000 or 67% for the three month period and $1,502,000 or 71% for the six month period. The primary factor in the increase in salaries and benefits expense was the addition of two branch offices during 2002 and the expansion of the commercial lending and residential lending departments. As of June 30, 2003, the number of full time equivalent employees was 113 compared to 80 as of June 30, 2002. Salaries and employee benefits will continue to increase as a result of general staff increases.

INCOME TAX PROVISION

2003 Compared to 2002. The income tax expense was $390,000 and $688,000 for the three and six month periods ended June 30, 2003, compared to $270,000 and $515,000 for the same period in 2002, an increase of $120,000 or 44% for the three month period and $173,000 or 34% for the six month period. The increase was primarily a result of increased pre-tax income.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

Assets. Total assets at June 30, 2003 were $393,060,000 compared to $325,100,000 at December 31, 2002, an increase of $67,960,000 or 21%. The increase was primarily due to the increase in loans during the period.

Federal Funds Sold. Total federal funds sold at June 30, 2003 were $6,162,000 compared to $8,572,000 at December 31, 2002, a decrease of $2,410,000 or 28%. The decrease was primarily due to the utilization of federal funds sold to fund loans. Available funds are deployed into federal funds sold until they can be utilized to fund loan volume.

Interest bearing deposits with banks. Total interest bearing deposits with banks at June 30, 2003 were $3,425,000 compared to $4,975,000 at December 31, 2002, a decrease of $1,550,000 or 31%. These funds are deployed into interest bearing deposits with banks until they can be utilized to fund loan volume. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2003 were $13,053,000 compared to $9,852,000 at December 31, 2002, an increase of $3,201,000 or 32%. This increase was a result of the increased level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.

Securities - Available for Sale. Total securities, available for sale, at June 30, 2003 were $27,411,000 compared to $22,216,000 at December 31, 2002, an increase of $5,195,000 or 23%. The increase was due to the purchase of securities, available for sale during the period. These securities were purchased in order to increase the Bank's earning asset yield.

The entire portfolio has a unrealized gain of $62,000 at June 30, 2003. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,047,000 at June 30, 2003, compared to $1,033,000 at December 31, 2002, an increase of $14,000 or 1%.

Loans. Total loans at June 30, 2003 were $327,383,000 compared to $267,522,000 at December 31, 2002, an increase of $59,861,000 or 22%. The increase was primarily due to the continued expansion of the commercial lending department during 2003. This expansion included the addition of seven experienced loan officers during the last twelve months. Three of these loan officers are located at our regional lending center in Auburn Hills, Michigan and will continue to focus their efforts on developing commercial lending relationships in Oakland County. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                                                            06/30/03               12/31/02               06/30/02
                                                                            ---------              ---------              ---------
Consumer loans                                                              $  21,521              $  22,170              $  20,363
Commercial, financial, & other                                                 59,623                 46,187                 39,344
Commercial real estate construction                                            41,698                 30,083                 21,402
Commercial real estate mortgages                                              172,205                139,243                113,147
Residential real estate mortgages                                              32,336                 29,839                 32,544
                                                                            ---------              ---------              ---------

                                                                              327,383                267,522                226,800
Allowance for loan losses                                                      (3,514)                (2,875)                (2,313)
                                                                            ---------              ---------              ---------

                                                                            $ 323,869              $ 264,647              $ 224,487
                                                                            =========              =========              =========

The following is a summary of non-performing assets and problems loans (in thousands):

                                                              06/30/03             12/31/02             06/30/02
                                                              ---------            ---------            ---------
Over 90 days past due and still accruing                      $      34            $      32            $      20
Non-accrual loans                                                 2,564                2,641                  760
                                                              ---------            ---------            ---------

                                                              $   2,598            $   2,673            $     780
                                                              =========            =========            =========

Non-accrual loans at June 30, 2003 were $2,564,000, of which, $1,818,000 was related to one commercial loan relationship that is well secured. The remaining non-accrual loans consisted of one residential loan in bankruptcy proceedings with a balance of $287,000 and three slow paying commercial loans with balances of $228,000, $176,000 and $55,000.

Allowance for Loan Losses. The allowance for loan losses was $3,514,000 at June 30, 2003 compared to $2,875,000 at December 31, 2002, an increase of $639,000 or 22%. The increase was primarily due to growth in the loan portfolio during the six months ended June 30, 2003. The allowance for loan losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

                                                               Six Months Ended            Year Ended             Six Months Ended
                                                                  06/30/03                  12/31/02                  06/30/02
                                                               ---------------           ---------------           ---------------
Balance, beginning of year                                     $         2,875           $         1,922           $         1,922

Charge-offs:
          Consumer loans                                                   (16)                      (32)                      (21)
          Commercial loans                                                (100)                     (141)                      (82)
Recoveries:
          Consumer loans                                                     4                         9                         3
          Commercial loans                                                  12                        65                         3
                                                               ---------------           ---------------           ---------------

Net charge-offs                                                           (100)                      (99)                      (97)

Additions charged to operations                                            739                     1,052                       488
                                                               ---------------           ---------------           ---------------

Balance, end of period                                         $         3,514           $         2,875           $         2,313
                                                               ===============           ===============           ===============

Allowance to total loans                                                  1.07%                     1.07%                     1.02%
                                                               ===============           ===============           ===============

Allowance to nonperforming assets                                       136.20%                   107.56%                   296.54%
                                                               ===============           ===============           ===============

Net charge-offs to average loans                                          0.04%                     0.17%                     0.05%
                                                               ===============           ===============           ===============


Premises and Equipment. Bank premises and equipment at June 30, 2003 was $5,680,000 compared to $5,276,000 at December 31, 2002, an increase of $404,000 or 8%. The increase in premises and equipment was primarily due to the cost of the renovation of the Bank's branch office in Southgate, Michigan.

Accrued Interest Receivable. Accrued interest receivable at June 30, 2003 was $1,329,000 compared to $1,260,000 at December 31, 2002, an increase of $69,000 or 5%. The increase was primarily due to the increase in the Bank's loan portfolio.

Other Assets. Other assets at June 30, 2003 were $1,691,000 compared to $1,366,000 at December 31, 2002, an increase of $325,000 or 24%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at June 30, 2003 were $328,497,000 compared to $262,086,000 at December 31, 2002, an increase of $66,411,000 or 25%. The following is a summary of the distribution of deposits (in thousands):

                                                            06/30/03            12/31/02             06/30/02
                                                        ------------------  ------------------  -------------------

Non-interest bearing:
          Demand                                        $          42,008   $          32,457   $           28,785
                                                        ------------------  ------------------  -------------------


Interest bearing:
          Checking                                      $          25,417   $          25,083   $           12,999
          Money market                                             14,587              13,490               18,542
          Savings                                                  99,666              63,677               51,844
          Time, under $100,000                                     66,571              61,331               61,082
          Time, $100,000 and over                                  80,248              66,048               66,275
                                                        ------------------  ------------------  -------------------
                                                                  286,489             229,629              210,742
                                                        ------------------  ------------------  -------------------

Total deposits                                          $         328,497   $         262,086   $          239,527
                                                        ==================  ==================  ===================

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

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $20,660,000 at June 30, 2003 and December 31, 2002.

Trust Preferred Securities. Trust preferred securities were $10,000,000 at June 30, 2003 and December 31, 2002. The Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through Dearborn Bancorp Trust I, a special purpose entity as part of a pooled offering on December 19, 2002. The interest rate is the three month LIBOR plus 3.35% and was 4.64% at June 30, 2003. The securities have a term of thirty years. The Corporation may redeem the securities after five years, with regulatory approval, at face value. They are presented in the liability section of the balance sheet, but are included as Tier 1 capital for regulatory capital purposes. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $295,000 at June 30, 2003.

Accrued Interest Payable. Accrued interest payable at June 30, 2003 was $617,000 compared to $609,000 at December 31, 2001, an increase of $8,000 or 1%. The increase was primarily due to the increasing amount of interest bearing deposits during the period.

Other Liabilities. Other liabilities at June 30, 2003 were $1,002,000 compared to $1,054,000 at December 31, 2002, a decrease of $52,000 or 5%. The decrease was primarily due to the decrease in expenses payable during the period.

CAPITAL

Stockholders' equity at June 30, 2003 was $32,284,000 compared to $30,691,000 as of December 31, 2002, an increase of $1,593,000 or 5%.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):

                                                                                                    Minimum
                                                                                           To Be Well Capitalized
                                                               Minimum for Capital         Under Prompt Corrective
                                            Actual             Adequacy Purposes              Action Provisions
                                    ----------------------   ------------------------    ---------------------------
                                       Amount     Ratio         Amount      Ratio            Amount        Ratio
                                    ----------------------   ------------------------    ---------------------------
As of June 30, 2003
     Total capital
        (to risk weighted assets)
               Consolidated             45,757    12.9%          28,338       8.0%           35,423       10.0%
               Bank                     36,526    10.5%          27,766       8.0%           34,708       10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated             42,243    11.9%          14,169       4.0%           21,254        6.0%
               Bank                     33,012     9.5%          13,883       4.0%           20,825        6.0%
    Tier 1 capital
        (to average assets)
               Consolidated             42,243    10.8%          15,690       4.0%           19,612        5.0%
               Bank                     33,012     8.7%          15,258       4.0%           19,073        5.0%


As of December 31, 2002
     Total capital
        (to risk weighted assets)
               Consolidated             43,486    14.2%          23,075       8.0%           28,844       10.0%
               Bank                     29,819    10.1%          22,249       8.0%           27,811       10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated             40,611    13.3%          11,538       4.0%           17,306        6.0%
               Bank                     26,944     9.1%          11,124       4.0%           16,687        6.0%
    Tier 1 capital
        (to average assets)
               Consolidated             40,611    12.9%          12,318       4.0%           15,398        5.0%
               Bank                     26,944     8.9%          12,066       4.0%           15,082        5.0%


Based on the respective regulatory capital ratios at June 30, 2003 and December 31, 2002, the Corporation and Bank are considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2003, which are expected to mature or reprice in each of the time periods shown below.

                                                              Interest Rate Sensitivity Period
                                                ------------------------------------------------------------
(In thousands)                                      1-90         91-365         1-5       Over
                                                    Days          Days         Years    5 Years     Total
                                                -------------  ------------ ---------- ----------- ---------
Earning assets
          Federal funds sold                     $   6,162    $     ---    $     ---   $     ---   $   6,162
          Interest bearing deposits with Banks       3,425          ---          ---         ---       3,425
          Mortgage loans held for sale              13,053          ---          ---         ---      13,053
          Securities, available for sale            11,105        6,040        8,807       1,459      27,411
          Federal Home Loan Bank stock               1,047          ---          ---         ---       1,047
          Total loans, net of non-accrual          121,669       17,860      174,592      10,698     324,819
                                                 ---------    ---------    ---------   ---------   ---------
Total earning assets                               156,461       23,900      183,399      12,157     375,917

Interest bearing liabilities
          Total interest bearing deposits          173,964       74,578       37,947         ---     286,489
          Federal Home Loan Bank advances              ---          ---       15,660       5,000      20,660
          Trust preferred securities                10,000          ---          ---         ---      10,000
                                                 ---------    ---------    ---------   ---------   ---------
Total interest bearing liabilities                 183,964       74,578       53,607       5,000     317,149

Net asset (liability) funding gap                  (27,503)     (50,678)     129,792       7,157   $  58,768
                                                 ---------    ---------    ---------   ---------   =========

Cumulative net asset (liability) funding gap      ($27,503)    ($78,181)   $  51,611   $  58,768
                                                 =========    =========    =========   =========

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

Item 4.  Controls and Procedures

         As of June 30, 2003, an evaluation was performed under the supervision of and with the participation of the registrant's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the registrant's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         The corporation held its regular annual meeting on May 15, 2003. At this meeting, four directors were re-elected to serve three-year terms expiring in 2006. The voting results for each nominee were as follows:

         Nominee                            Total For
         -------                            ---------
         David Himick                       2,305,108
         Jeffrey G. Longstreth              2,305,108
         Michael J. Ross                    2,305,108
         Robert C. Schwyn                   2,305,108

ITEM 5.  OTHER INFORMATION - SEE ATTACHED

         As of June 20, 2003, the Registrant entered into an Employment Agreement with Michael J. Ross, the President and Chief Executive Officer of the Registrant. A copy of the Employment Agreement is filed with this Report as Exhibit 10 (a).

         As of June 20, 2003, the Registrant also entered into Change in Control Agreements with the following executive officers of the Registrant:
         Jeffrey L. Karafa, William T. Larosa, Warren R. Musson, Stephen Tarczy and Jeffrey J. Wolber. A copy of the form of the Change in Control Agreement is filed with this Report as Exhibit 10 (b).

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a)      Exhibits

         Exhibit 10(a) Employment Agreement dated as of June 20, 2003 between the Registrant and Michael J. Ross.

         Exhibit 10(b) Form of Change in Control Agreement dated as of June 20, 2003 between Registrant and five executive officers.

         Exhibit 31.1 CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) A Form 8-K Report, dated May 21, 2003 was filed during the quarter ended June 30, 2003.

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



                             Dearborn Bancorp, Inc.
                                  (Registrant)





                               /s/ John E. Demmer
                         -------------------------------
                                 John E. Demmer
                                    Chairman



                               /s/ Michael J. Ross
                         -------------------------------
                                 Michael J. Ross
                      President and Chief Executive Officer



                              /s/ Jeffrey L. Karafa
                         -------------------------------
                                Jeffrey L. Karafa
                      Treasurer and Chief Financial Officer




Date:  August 10, 2003

                                 Exhibit Index

            Number                Description


         Exhibit 10(a) Employment Agreement dated as of June 20, 2003 between the Registrant and Michael J. Ross.

         Exhibit 10(b) Form of Change in Control Agreement dated as of June 20, 2003 between Registrant and five executive officers.

         Exhibit 31.1 CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.