Form 10-Q
period 2003-09-30
DEARBORN BANCORP INC /MI/
filed 2003-11-12
CIK 895541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 2003.
                                       ------------------

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

Yes      X       No
    -----------     -----------


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of October 31, 2003.


           Class                            Shares Outstanding
           -----                            -------------------
       Common Stock                               2,797,084

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the 1934 Securities and Exchange Act).

Yes             No       X
    ----------      ----------

                             DEARBORN BANCORP, INC.
                                      INDEX

Part I.           Financial Information:

Item 1.           Financial Statements

                  The following consolidated financial statements of Dearborn
                  Bancorp, Inc. and its subsidiary included in this report are:                  Page
                                                                                                 ----
                  Independent Accountants' Report                                                  3

                  Consolidated Balance Sheets -- September 30, 2003,
                          December 31, 2002  and September 30, 2002                                4

                  Consolidated Statements of Income - For the Three
                  And Nine Months Ended September 30, 2003 and 2002                                5

                  Consolidated Statements of Comprehensive Income  - For
                  the Three and Nine Months Ended September 30, 2003 and 2002                      6

                  Consolidated Statements of Cash Flows - For the
                  Nine Months Ended September 30, 2003 and 2002                                    7

                  Notes to Consolidated Financial Statements                                       8-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Liquidity and Capital                       12-25

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                       26-27

Item 4.           Controls and Procedures                                                          28
Part II.          Other Information:

         Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

                  Item 6.   Exhibits and Reports on Form 8-K                                       29


         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

                  Item 1.   Legal Proceedings
                  Item 2.   Changes in Securities and Use of Proceeds
                  Item 3.   Defaults upon Senior Securities
                  Item 4.   Submission of Matters to a Vote of Security Holders
                  Item 5    Other Information

SIGNATURES                                                                                         30

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan


We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of September 30, 2003 and 2002, the related consolidated statements of income and comprehensive income for the three and nine month periods then ended, and the related consolidated statements of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Corporation's management.

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






                                        /s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
October 24, 2003

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars, in thousands)

                                                                              09/30/03             12/31/02           09/30/02
                                                                             ----------           ----------         ----------
ASSETS
Cash and cash equivalents
          Cash and due from banks                                             $   6,182           $   5,903           $   4,176
          Federal funds sold                                                      7,384               8,572               9,670
          Interest bearing deposits with banks                                      128               4,975               6,751
                                                                              ---------           ---------           ---------
                    Total cash and cash equivalents                              13,694              19,450              20,597

Mortgage loans held for sale                                                      2,727               9,852                 380
Investment securities, available for sale                                        11,933              22,216              19,624
Federal Home Loan Bank stock                                                      1,060               1,033               1,033
Loans
          Loans                                                                 374,963             267,522             251,174
          Allowance for loan losses                                              (4,016)             (2,875)             (2,700)
                                                                              ---------           ---------           ---------
                    Net loans                                                   370,947             264,647             248,474

Premises and equipment, net                                                       5,586               5,276               5,033
Accrued interest receivable                                                       1,377               1,260               1,197
Other assets                                                                      1,963               1,366                 600
                                                                              ---------           ---------           ---------

          Total assets                                                        $ 409,287           $ 325,100           $ 296,938
                                                                              =========           =========           =========

LIABILITIES
Deposits
          Non-interest bearing deposits                                       $  36,032           $  32,457           $  36,038
          Interest bearing deposits                                             307,793             229,629             209,534
                                                                              ---------           ---------           ---------
                    Total deposits                                              343,825             262,086             245,572

Other liabilities
          Federal Home Loan Bank advances                                        20,638              20,660              20,660
          Trust preferred securities                                             10,000              10,000                 ---
          Accrued interest payable                                                  651                 609                 609
          Other liabilities                                                         726               1,054                 302
                                                                              ---------           ---------           ---------
                    Total liabilities                                           375,840             294,409             267,143

STOCKHOLDERS' EQUITY
          Common stock - 5,000,000 shares authorized,
                   2,797,084 shares at 09/30/03, 2,745,116 shares at
                   12/31/02; and  2,737,029 shares at 09/30/02                   32,379              30,611              28,667
          Accumulated earnings                                                    1,037                 ---               1,078
          Accumulated other comprehensive income                                     31                  80                  50
                                                                              ---------           ---------           ---------
                    Total stockholders' equity                                   33,447              30,691              29,795
                                                                              ---------           ---------           ---------

                    Total liabilities and stockholders' equity                $ 409,287           $ 325,100           $ 296,938
                                                                              =========           =========           =========

The accompanying notes are an integral part of these consolidated financial statements

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share data)                              Three Months Ended            Nine Months Ended
                                                                          09/30/03       09/30/02       09/30/03       09/30/02
                                                                         ----------     ----------     ----------     ----------
Interest income
          Interest on loans                                              $    6,035     $    4,443     $   16,487     $   12,123
          Interest on investment securities, available for sale                  62            296            450            870
          Interest on deposits with banks                                         1             25            131             83
          Interest on federal funds                                              18             37             97            167
                                                                         ----------     ----------     ----------     ----------
                    Total interest income                                     6,116          4,801         17,165         13,243

Interest expense
          Interest on deposits                                                1,613          1,655          5,456          4,859
          Interest on other borrowings                                          358            230          1,063            679
                                                                         ----------     ----------     ----------     ----------
                    Total interest expense                                    1,971          1,885          6,519          5,538

                    Net interest income                                       4,145          2,916         10,646          7,705
Provision for loan losses                                                       671            400          1,410            888
                                                                         ==========     ==========     ==========     ==========

Net interest income after provision for loan losses                           3,474          2,516          9,236          6,817
                                                                         ----------     ----------     ----------     ----------

Non-interest income
          Service charges on deposit accounts                                   117             97            330            261
          Fees for other services to customers                                    7              7             22             23
          Gain on the sale of loans                                             605            321          1,906            676
          Gain on the sale of investment securities                              10            138             89            138
          Other income                                                           33             16             82             32
                                                                         ----------     ----------     ----------     ----------
                    Total non-interest income                                   772            579          2,429          1,130
                                                                         ==========     ==========     ==========     ==========

Non-interest expenses
          Salaries and employee benefits                                      1,787          1,156          5,393          3,260
          Occupancy and equipment expense                                       369            240          1,040            683
          Advertising and marketing                                              64             28            208            147
          Stationery and supplies                                                82             43            267            156
          Professional services                                                  68             59            280            181
          Data processing                                                        86             72            241            209
          Other operating expenses                                              265            182            684            478
                                                                         ----------     ----------     ----------     ----------
                    Total non-interest expenses                               2,721          1,780          8,113          5,114
                                                                         ==========     ==========     ==========     ==========

Income before income tax provision                                            1,525          1,315          3,552          2,833
Income tax provision                                                            515            447          1,203            962
                                                                         ----------     ----------     ----------     ----------

Net income                                                               $    1,010     $      868     $    2,349     $    1,871
                                                                         ==========     ==========     ==========     ==========

Per share data:
Net income - basic                                                       $     0.36     $     0.32     $     0.85     $     0.69
Net income - diluted                                                     $     0.33     $     0.30     $     0.78     $     0.65

Weighted average number of shares outstanding -- basic                    2,788,968      2,726,869      2,770,525      2,726,297
Weighted average number of shares outstanding -- diluted                  3,058,741      2,882,246      3,004,644      2,858,282


The accompanying notes are an integral part of these consolidated financial statements

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)                                                      Three Months Ended            Nine Months Ended
                                                                  09/30/03      09/30/02       09/30/03      09/30/02
                                                                  --------      --------       --------      --------

Net income                                                          $1,010         $ 868        $2,349        $1,871
Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities
          Unrealized holding gains (losses) arising during
            period                                                      (6)           (6)           14           123
          Less:  reclassification adjustment for gains
            included in net income                                     (10)         (138)          (89)         (138)
          Tax effects                                                    6            49            27             5
                                                                    ------         -----        ------        ------
Other comprehensive loss                                               (10)          (95)          (49)          (10)
                                                                    ------         -----        ------        ------

Comprehensive income                                                $1,000         $ 773        $2,301        $1,861
                                                                    ======         =====        ======        ======

The accompanying notes are an integral part of the consolidated financial statements.

                      DEARBORN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

                                                                                    9/30/03             9/30/02
                                                                                   ---------           ---------
Cash flows from operating activities

          Interest and fees received                                               $  17,048           $  13,131
          Interest paid                                                               (6,477)             (5,733)
          Taxes paid                                                                  (1,825)               (709)
          Proceeds from sale of mortgages held for sale                              129,111              45,690
          Origination of mortgages held for sale                                    (120,080)            (42,479)
          Cash paid to suppliers and employees                                        (7,446)             (4,972)
                                                                                   ---------           ---------
          Net cash provided by operating activities                                   10,331               4,928

Cash flows from investing activities
          Proceeds from maturities of securities available for sale                   19,575              20,574
          Proceeds from sales of securities available for sale                         6,089              12,044
          Proceeds from repayments of securities available for sale                      882                 454
          Purchases of securities available for sale                                 (16,412)            (31,050)
          Purchases of Federal Home Loan Bank stock                                      (27)                (33)
          Increase in loans, net of payments received                               (107,709)            (70,392)
          Purchases of property and equipment                                           (657)               (584)
                                                                                   ---------           ---------
          Net cash used in investing activities                                      (98,259)            (68,987)

Cash flows from financing activities
          Net increase in non-interest bearing deposits                                3,575              14,597
          Net increase in interest bearing deposits                                   78,164              53,494
          Proceeds from Federal Home Loan Bank advances                                   --                 660
          Repayments of  Federal Home Loan Bank advances                                 (22)                 --
          Stock option exercise                                                          455                  31
                                                                                   ---------           ---------
          Net cash provided by financing activities                                   82,172              68,782

Increase (decrease) in cash and cash equivalents                                      (5,756)              4,723
Cash and cash equivalents at the beginning of the period                              19,450              15,874
                                                                                   ---------           ---------

Cash and cash equivalents at the end of the period                                 $  13,694           $  20,597
                                                                                   =========           =========

Reconciliation of net income to net cash provided by operating activities

Net income                                                                         $   2,349           $   1,871
          Adjustments to reconcile net income to net cash
                    Provided by operating activities
                    Provision for loan losses                                          1,410                 888
                    Depreciation and amortization expense                                347                 297
                    Accretion of discount on investment securities                        (6)                 (7)
                    Amortization of premium on investment securities                     169                 136
                    Gain on the sale of investment securities                            (89)               (138)
                    Decrease in mortgages held for sale                                7,125               2,535
                    Increase in interest receivable                                     (117)               (112)
                    Increase (decrease) in interest payable                               42                (195)
                    (Increase) decrease in other assets                                 (571)                 28
                    Decrease in other liabilities                                       (328)               (375)
                                                                                   ---------           ---------

Net cash provided by operating activities                                          $  10,331           $   4,928
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

         The consolidated financial statements of the Corporation as of September 30, 2003 and 2002, and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

         The consolidated financial statements as of September 30, 2003 and 2002, and for the three and nine months ended September 30, 2003 and 2002 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation's 2002 Annual Report to Stockholders on Form 10-K.

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

                                                                    Three Months ended          Nine Months Ended
                                                                    2003          2002           2003         2002
                                                                   ------        ------         ------       ------
         Net income
                   As reported                                     $1,010        $ 868          $2,349       $1,871
                  Less: stock-based compensation expense
                  determined under fair value based method             59           66             801          619
                                                                   ------        -----          ------       ------
                   Pro forma                                       $  951        $ 802          $1,548       $1,252
                                                                   ======        =====          ======       ======
         Basic income per share
                   As reported                                     $ 0.36        $0.32          $ 0.85       $ 0.69
                   Pro forma                                         0.34         0.29            0.56         0.46
         Diluted income per share
                   As reported                                     $ 0.33        $0.30          $ 0.78       $ 0.65
                   Pro forma                                         0.31         0.28            0.52         0.44

B.       Securities  Available For Sale

         The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

                                                                          September 30, 2003
                                                       ---------------------------------------------------------
                                                                          Gross           Gross        Estimated
                                                       Amortized        Unrealized     Unrealized       Market
                                                          Cost            Gains          Losses          Value
                                                       ---------        ----------     ----------      ---------

         US Treasury securities                          $ 2,022              $  4           $ --        $ 2,026
         Mortgage backed securities                        1,355                41             --          1,396
         Corporate debt securities                         4,510                 1             --          4,511
         FHLMC preferred stock                             4,000                --             --          4,000
                                                         -------              ----           ----        -------

                   Totals                                $11,887              $ 46           $ --        $11,933
                                                         =======              ====           ====        =======


                                                                           December 31, 2002
                                                       ---------------------------------------------------------
                                                                          Gross           Gross        Estimated
                                                       Amortized        Unrealized     Unrealized       Market
                                                          Cost            Gains          Losses          Value
                                                       ---------        ----------     ----------      ---------
         US Treasury securities                          $ 2,005              $  2          $ --         $ 2,007
         Mortgage backed securities                        2,202                90            --           2,292
         Corporate debt securities                         2,500                --            --           2,500
         Municipal securities                             11,388                39           (10)         11,417
         FHLMC preferred stock                             4,000                --            --           4,000
                                                         -------              ----          ----         -------

                   Totals                                $22,095              $131          $(10)        $22,216
                                                         =======              ====          ====         =======


         The amortized cost and estimated market value of securities available for sale at September 30, 2003 by contractual maturity are shown below (in thousands):

                                                                                                       Estimated
                                                                                        Amortized        Market
                                                                                          Cost           Value
                                                                                        ---------      ---------
         Due in three months through one year                                             $ 4,022       $ 4,027
         Due in over ten years                                                              2,510         2,510
         Mortgage backed securities                                                         1,355         1,396
         FHLMC preferred stock                                                              4,000         4,000
                                                                                          -------       -------

                   Totals                                                                 $11,887       $11,933
                                                                                          =======       =======

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

         A summary of the option activity for the nine months ended September 30, 2003 is as follows:



                                                                                                           Weighted
                                                                                           Weighted      Average Fair
                                                         Available                          Average        Value of
                                                            For             Options        Exercise        Options
                                                           Grant          Outstanding        Price         Granted
                                                         ---------        -----------      --------      ------------


         Outstanding at January 1, 2003                    108,755           484,746        $ 8.52
         Granted                                          (112,955)          112,955         17.63             $6.27
         Exercised                                              --           (51,950)         7.58
         Forfeited                                           4,200            (4,200)        17.52
                                                          --------           -------        ------
         Outstanding at September 30, 2003                      --           541,551        $10.44
                                                          ========           =======        ======

         For the options outstanding at September 30, 2003, the range of exercise prices was $5.34 to $20.61 per share with a weighted-average remaining contractual term of 7.3 years. At September 30, 2003, 432,796 options were exercisable at weighted average exercise price of $8.63 per share. Stock options for 4,200 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2003 because they were antidilutive.

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

RESULTS OF OPERATIONS

The Corporation reported net income of $1,010,000 and $2,349,000 for the three and nine month periods ended September 30, 2003, compared to net income of $868,000 and $1,871,000 for the three and nine month periods ended September 30, 2002. The increase in net income was primarily due to the improvements in net interest income and the increase in gain on the sale of loans. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios and the decreasing cost of deposits during the period. The increase in loans was partially funded with short term investments such as interest bearing deposits with banks and floating rate securities, which carry a lower yield than loans. Management expects net interest income to continue to increase during 2003 due to the repricing of time deposits. The gain on sale of loans, which is based on the level of residential real estate mortgage originations are expected to decline during the fourth quarter of 2003.

NET INTEREST INCOME

2003 Compared to 2002. As noted on the two charts on the following pages, net interest income for the three and nine month periods ended September 30, 2003, was $4,145,000 and $10,646,000, compared to $2,916,000 and $7,705,000 for the same periods ended September 30, 2002, an increase of $1,229,000 or 42% and $2,941,000 or 38%, respectively. This increase was caused primarily by an increase in the volume of interest earning assets and interest bearing liabilities. The Corporation's interest rate spread was 4.17% and 3.61%, respectively, for the three and nine month periods ended September 30, 2003, compared to 3.50% and 3.29% for the same periods in 2002. The Corporation's interest rate margin was 4.47% and 3.96%, respectively, for the three and nine month periods ended September 30, 2003, compared to 4.12% and 3.88% for the same periods in 2002.

The Corporation's increase in interest rate spread and net interest margin during the nine months ended September 30, 2003 was primarily the result of the relatively large amount of the Bank's funds that were temporarily invested in interest bearing deposits with banks and federal funds sold. As these funds were deployed into loans, the Bank's interest rate spread and net interest rate margin improved during the third quarter of 2003. Management expects that both the net interest margin on earning assets and the net interest rate spread will increase at a slower rate during the fourth quarter of 2003 as the Bank continues to convert funds that were held in federal funds and interest bearing deposits with banks into loans and the cost of deposits continue to decrease. Planned deposit growth for the fourth quarter of 2003 is expected to slow considerably in comparison to the first nine months of 2003.

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


                                                              Three months ended                    Three months ended
                                                              September 30, 2003                    September 30, 2002
                                                     ---------------------------------      ----------------------------------
                                                     Average                   Average      Average                    Average
(In thousands)                                       Balance      Interest       Rate       Balance     Interest         Rate
                                                     -------      --------     -------      -------     --------       -------

Assets
      Interest-bearing deposits with banks          $    434      $      1        0.92%    $  6,124     $     25        1.62%
      Federal funds sold                               8,359            18        0.86%    $  8,488           37        1.73%
      Investment securities, available for sale       14,806            62        1.67%      30,127          296        3.91%
      Loans                                          345,053         6,035        6.96%     236,991        4,443        7.46%
                                                    --------      --------        ----     --------     --------        ----
           Sub-total earning assets                  368,652         6,116        6.60%     281,730        4,801        6.78%

      Other assets                                    24,089                                  8,980
                                                    --------                               --------


           Total assets                             $392,741                               $290,710
                                                    ========                               ========


Liabilities and stockholders' equity
      Interest bearing deposits                     $291,597      $  1,613        2.20%    $208,687     $  1,655        3.15%
      Other borrowings                                30,657           358        4.65%      20,229          230        4.52%
                                                    --------      --------        ----     --------     --------        ----
           Sub-total interest bearing                322,254         1,971        2.43%     228,916        1,885        3.28%
liabilities
      Non-interest bearing deposits                   35,598                                 31,071
      Other liabilities                                1,701                                  1,362
      Stockholders' equity                            33,188                                 29,361
                                                    --------                               --------

           Total liabilities and stockholders'
             equity                                 $392,741                               $290,710
                                                    ========                               ========


           Net interest income                                    $  4,145                              $  2,916
                                                                  ========                              ========

           Net interest rate spread                                               4.17%                                 3.50%
                                                                                  ====                                  ====

           Net interest margin on earning assets                                  4.47%                                 4.12%
                                                                                  ====                                  ====

                                                                  Nine Months Ended                     Nine Months Ended
                                                                  September 30, 2003                    September 30, 2002
                                                          ----------------------------------    ----------------------------------
                                                          Average                    Average    Average                    Average
(In thousands)                                            Balance       Interest       Rate     Balance      Interest        Rate
                                                          --------      --------     -------    --------     --------      -------
Assets
      Interest-bearing deposits with banks                $ 14,707      $    131       1.19%    $  7,322     $     83        1.52%
      Federal funds sold                                    11,841            97       1.10%      12,694          167        1.76%
      Investment securities, available for sale             23,085           450       2.61%      30,907          870        3.77%
      Loans                                                311,112        16,487       7.10%     215,454       12,123        7.54%
                                                          --------      --------       ----     --------     --------        ----
           Sub-total earning assets                        360,745        17,165       6.38%     266,377       13,243        6.67%
      Other assets                                          23,206                                 9,320
                                                          --------                              --------

           Total assets                                   $383,951                              $275,697
                                                          ========                              ========

Liabilities and stockholders' equity
     Interest bearing deposits                            $284,667      $  5,456       2.57%    $199,336     $  4,859        3.27%
     Other borrowings                                       30,659         1,063       4.65%      20,077          679        4.53%
                                                          --------      --------       ----     --------     --------        ----
           Sub-total interest bearing liabilities          315,326         6,519       2.77%     219,413        5,538        3.38%
    Non-interest bearing deposits                           34,978                                26,223
    Other liabilities                                        1,523                                 1,264
    Stockholders' equity                                    32,124                                28,797
                                                          --------                              --------

           Total liabilities and stockholders' equity     $383,951                              $275,697
                                                          ========                              ========

           Net interest income                                          $ 10,646                             $  7,705
                                                                        ========                             ========

           Net interest rate spread                                                    3.61%                                 3.29%
                                                                                       ====                                  ====

           Net interest margin on earning assets                                       3.96%                                 3.88%
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

                                                             Three Months Ended                     Nine Months Ended
                                                           September 30, 2003/2002               September 30, 2003/2002
                                                          Change in Interest Due to:            Change in Interest Due to:
                                                        ------------------------------        -----------------------------
                                                        Average    Average       Net          Average    Average      Net
(In thousands)                                          Balance      Rate       Change        Balance      Rate      Change
                                                        -------      ----       ------        -------      ----      ------

Assets
      Interest bearing deposits with banks              $  (13)    $ (11)      $  (24)        $   60     $ (12)     $   48
      Federal funds sold                                   ---       (19)         (19)           (28)      (42)        (70)
      Investment securities, available for sale            (65)     (169)        (234)          (244)     (176)       (420)
      Loans                                              1,888      (296)       1,592          4,836      (472)      4,364
                                                        ------     -----       ------         ------     -----      ------
Total earning assets                                    $1,810     $(495)      $1,315         $4,624     $(702)     $3,922
                                                        ======     =====       ======         ======     =====      ======

Liabilities
      Interest bearing deposits                         $  456     $(498)      $  (42)        $1,293     $(696)     $  597
      Other borrowings                                     122         6          128            373        11         384
                                                        ------     -----       ------         ------     -----      ------
Total interest bearing liabilities                      $  578     $(492)      $   86         $1,666     $(685)     $  981
                                                        ======     =====       ======         ======     =====      ======

            Net interest income                                                $1,229                               $2,941
                                                                               ======                               ======

            Net interest rate spread                                             0.67%                                0.32%
                                                                               ======                               ======

            Net interest margin on earning assets                                0.35%                                0.08%
                                                                               ======                               ======



PROVISION FOR LOAN LOSSES

2003 Compared to 2002. The provision for loan losses was $671,000 and $1,410,000 for the three and nine month periods ended September 30, 2003, compared to $400,000 and $888,000 for the same periods in 2002, an increase of $271,000 or 68% for the three month period and $522,000 or 59% for the nine month period. The provision for loan losses for the three and nine month periods ended September 30, 2003 is based on the internal analysis of the adequacy of the allowance for loan losses and the increase was driven primarily by loan growth and higher net charge-offs during 2003. The provision for loan losses was based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

NON-INTEREST INCOME

2003 Compared to 2002. Non-interest income was $772,000 and $2,429,000 for the three and nine month periods ended September 30, 2003, compared to $579,000 and $1,130,000 for the same periods in 2002, an increase of $193,000 or 33% for the three month period and $1,299,000 or 115% for the nine month period. The increase was primarily due to the increase in the gain on the sale of loans during the period. The volume of mortgage loans sold increased during the period as loan refinancing activity increased in response to continued low interest rates. In addition, the Bank's capacity to process the sale of mortgage loans has increased due to the addition of four mortgage loan originators during 2002 and one mortgage loan originator during 2003. Management expects the gain on sale of loans to decline during the fourth quarter of 2003.

NON-INTEREST EXPENSE

2003 Compared to 2002. Non-interest expense was $2,721,000 and $8,113,000 for the three and nine month periods ended September 30, 2003, compared to $1,780,000 and $5,114,000 for the same periods in 2002, an increase of $941,000 or 53% for the three month period and $2,999,000 or 59% for the nine month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $1,787,000 and $5,393,000 for the three and nine month periods ended September 30, 2003, compared to $1,156,000 and $3,260,000 for the same period in 2002, an increase of $631,000 or 55% for the three month period and $2,133,000 or 65% for the nine month period. The primary factors for the increase in salaries and benefits expense were the addition of two branch offices during the fourth quarter of 2002 and the expansion of the commercial lending, residential lending and operations departments. As of September 30, 2003, the number of full time equivalent employees was 112 compared to 81 as of September 30, 2002. Salaries and employee benefits will continue to increase as a result of general staff increases.

INCOME TAX PROVISION

2003 Compared to 2002. The income tax expense was $515,000 and $1,203,000 for the three and nine month periods ended September 30, 2003, compared to $447,000 and $962,000 for the same period in 2002, an increase of $68,000 or 15% for the three month period and $241,000 or 25% for the nine month period. The increase was primarily a result of increased pre-tax income.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

Assets. Total assets at September 30, 2003 were $409,287,000 compared to $325,100,000 at December 31, 2002, an increase of $84,187,000 or 26%. The increase was primarily due to the increase in loans during the period.

Federal Funds Sold. Total federal funds sold at September 30, 2003 were $7,384,000 compared to $8,572,000 at December 31, 2002, a decrease of $1,188,000 or 14%. The decrease was primarily due to the utilization of federal funds sold to fund loans. Available funds are deployed into federal funds sold until they can be utilized to fund loan volume.

Interest bearing deposits with banks. Total interest bearing deposits with banks at September 30, 2003 were $128,000 compared to $4,975,000 at December 31, 2002, a decrease of $4,847,000 or 97%. These funds are deployed into interest bearing deposits with banks until they can be utilized to fund loan volume. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2003 were $2,727,000 compared to $9,852,000 at December 31, 2002, a decrease of $7,125,000 or 72%. This increase was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.

Securities - Available for Sale. Total securities, available for sale, at September 30, 2003 were $11,933,000 compared to $22,216,000 at December 31, 2002, a decrease of $10,283,000 or 46%. The decrease was due to the sale of securities, available for sale during the period. The funds from the sale of these securities were utilized to fund loan volume.

The entire portfolio has a unrealized gain of $46,000 at September 30, 2003. The Corporation does not hold any securities in the "Held to Maturity" category nor does the Corporation hold or utilize derivatives.

Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,060,000 at September 30, 2003, compared to $1,033,000 at December 31, 2002, an increase of $27,000 or 3%.

Loans. Total loans at September 30, 2003 were $374,963,000 compared to $267,522,000 at December 31, 2002, an increase of $107,441,000 or 40%. The increase was primarily due to the continued expansion of the commercial lending department during 2003. This expansion included the addition of six experienced loan officers during the last twelve months. Three of these loan officers are located at our regional lending center in Auburn Hills, Michigan and will continue to focus their efforts on developing commercial lending relationships in Oakland County. Major categories of loans included in the loan portfolio are as follows (in thousands):

                                                                        09/30/03         12/31/02       09/30/02
                                                                        --------         --------       --------

Consumer loans                                                          $ 23,476         $ 22,170       $ 22,326
Commercial, financial, & other                                            64,969           46,187         44,109
Commercial real estate construction                                       46,872           30,083         23,514
Commercial real estate mortgages                                         196,798          139,243        129,141
Residential real estate mortgages                                         42,848           29,839         32,084
                                                                        --------         --------       --------

                                                                         374,963          267,522        251,174
Allowance for loan losses                                                (4,016)          (2,875)        (2,700)
                                                                        --------         --------       --------

                                                                        $370,947         $264,647       $248,474
                                                                        ========         ========       ========


The following is a summary of non-performing assets and problems loans (in thousands):

                                                                        09/30/03         12/31/02       09/30/02
                                                                        --------         --------       --------

Over 90 days past due and still accruing                                $    241         $     32       $      2
Non-accrual loans                                                          2,103            2,641          2,743
                                                                        --------         --------       --------

                                                                        $  2,344         $  2,673       $  2,745
                                                                        ========         ========       ========


Non-accrual loans at September 30, 2003 were $2,103,000, of which, $1,752,000 was related to one commercial loan relationship that is well secured. The remaining non-accrual loans consisted of three slow paying commercial loans with balances of $176,000, $120,000 and $55,000.

Allowance for Loan Losses. The allowance for loan losses was $4,016,000 at September 30, 2003 compared to $2,875,000 at December 31, 2002, an increase of $1,141,000 or 40%. The increase was primarily due to growth in the loan portfolio during the nine months ended September 30, 2003. The allowance for loan losses was based upon management's assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

                                                      Nine months ended          Year Ended     Nine months ended
                                                           09/30/03               12/31/02           09/30/02
                                                      -----------------          ----------     -----------------

Balance, beginning of year                                       $2,875              $1,922                $1,922

Charge-offs:
      Consumer loans                                                (38)                (32)                  (20)
      Commercial, financial & other                                (139)               (141)                 (133)
      Commercial real estate construction                           (50)                 --                    --
      Commercial real estate mortgages                              (70)                 --                    --
      Residential real estate mortgages                              --                  --                    --
Recoveries:
      Consumer loans                                                 11                   9                     4
      Commercial, financial & other                                  17                  65                    39
      Commercial real estate construction                            --                  --                    --
      Commercial real estate mortgages                               --                  --                    --
      Residential real estate mortgages                              --                  --                    --
                                                      -----------------          ----------     -----------------

Net charge-offs                                                    (269)                (99)                 (110)

Additions charged to operations                                   1,410               1,052                   888
                                                      -----------------          ----------     -----------------

Balance, end of period                                           $4,016              $2,875                $2,700
                                                      -----------------          ----------     -----------------

Allowance to total loans                                           1.07%               1.07%                 1.07%
                                                      -----------------          ----------     -----------------

Allowance to nonperforming assets                                171.33%             107.56%                98.36%
                                                      -----------------          ----------     -----------------

Net charge-offs to average loans                                   0.10%               0.17%                 0.05%
                                                      -----------------          ----------     -----------------


Premises and Equipment. Bank premises and equipment at September 30, 2003 was $5,586,000 compared to $5,276,000 at December 31, 2002, an increase of $310,000 or 6 %. The increase in premises and equipment was primarily due to the cost of the renovation of the Bank's branch office in Southgate, Michigan.

Accrued Interest Receivable. Accrued interest receivable at September 30, 2003 was $1,377,000 compared to $1,260,000 at December 31, 2002, an increase of $117,000 or 9%. The increase was primarily due to the increase in the Bank's loan portfolio.

Other Assets. Other assets at September 30, 2003 were $1,963,000 compared to $1,366,000 at December 31, 2002, an increase of $597,000 or 44%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at September 30, 2003 were $343,825,000 compared to $262,086,000 at December 31, 2002, an increase of $81,739,000 or 31%. The following is a summary of the distribution of deposits (in thousands):

                                       September 30, 2003         December 31, 2002         September 30, 2002
                                      Balance       Percent      Balance      Percent      Balance      Percent
                                      ---------------------      --------------------      --------------------
Non-interest bearing:
          Demand                         $36,032      10.48%       $32,457      12.38%        $36,038      14.68%
                                        --------     ------       --------     -------       --------     ------

Interest bearing:
          Checking                      $ 22,107       6.43%      $ 25,083       9.57%       $ 12,419       5.06%
          Money market                    11,958       3.48%        13,490       5.15%         15,744       6.41%
          Savings                        116,862      33.99%        63,677      24.30%         56,499      23.01%
          Time, under $100,000            65,402      19.02%        61,331      23.40%         63,703      25.94%
          Time, $100,000 and over         91,464      26.60%        66,048      25.20%         61,169      24.91%
                                        --------     ------       --------     -------       --------     ------
                                         307,793      89.52%       229,629      87.62%        209,534      85.32%
                                        --------     ------       --------     -------       --------     ------

Total deposits                          $343,825     100.00%      $262,086     100.00%       $245,572     100.00%
                                        ========     ======       ========     ======        ========     ======


Management continues to implement a strategy during 2003 to change the mix of the deposit portfolio by focusing more heavily on savings and institutional deposits. The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a grand opening promotion for the Bank's retail branch office in Clinton Township, Michigan during February 2003, which targeted time deposit growth and an annual birthday celebration and marketing campaign in March 2003. Management expects deposits to grow at a more moderate rate during the remainder of 2003.

Institutional deposits consist of interest checking and time deposits of local governmental units. They are the result of strong relationships between the Bank and the communities in the Bank's marketing area and are considered by the Bank to be core deposits. The following is a summary of the distribution of municipal deposits:

                                                                       09/30/03         12/31/02         09/30/02
                                                                       --------         --------         --------

Interest bearing checking                                               $12,642          $14,690          $   ---
Time, $100,000 and over                                                  29,935           13,471           12,332
                                                                       --------         --------         --------

Total municipal deposits                                                $42,577          $28,161          $12,332
                                                                       ========         ========         ========

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $20,638,000 at September 30, 2003, compared to $20,660,000 at December 31, 2002, a decrease of $22,000. The decrease was due to a scheduled principal repayment of $22,000 in September 2003.

Trust Preferred Securities. Trust preferred securities were $10,000,000 at September 30, 2003 and December 31, 2002. The Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through Dearborn Bancorp Trust I, a special purpose entity as part of a pooled offering on December 19, 2002. The interest rate is the three month LIBOR plus 3.35% and was 4.51% at September 30, 2003. The securities have a term of thirty years. The Corporation may redeem the securities after five years, with regulatory approval, at face value. They are presented in the liability section of the balance sheet, but are included as Tier 1 capital for regulatory capital purposes. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $292,000 at September 30, 2003.

Accrued Interest Payable. Accrued interest payable at September 30, 2003 was $651,000 compared to $609,000 at December 31, 2002, an increase of $42,000 or 7%. The increase was primarily due to the increasing amount of interest bearing deposits during the period.

Other Liabilities. Other liabilities at September 30, 2003 were $726,000 compared to $1,054,000 at December 31, 2002, a decrease of $328,000 or 31%. The decrease was primarily due to the decrease in expenses payable during the period.

CAPITAL

Stockholders' equity at September 30, 2003 was $33,447,000 compared to $30,691,000 as of December 31, 2002, an increase of $2,756,000 or 9%.

The following is a presentation of the Corporation's and Bank's regulatory capital ratios (in thousands):

                                                                                                        Minimum
                                                                                                To Be Well Capitalized
                                                                    Minimum for Capital        Under Prompt Corrective
                                            Actual                   Adequacy Purposes            Action Provisions
                                      ------------------            -------------------        ------------------------
                                      Amount       Ratio            Amount        Ratio           Amount       Ratio
                                      ------------------            -------------------        ------------------------
As of September 30, 2003
     Total capital
        (to risk weighted assets)
               Consolidated            $47,433      12.2%           $31,185        8.0%           $38,982     10.0%
               Bank                     38,169      10.0%            30,614        8.0%            38,267     10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated             43,417      11.1%            15,593        4.0%            23,389      6.0%
               Bank                     34,153       8.9%            15,307        4.0%            22,960      6.0%
    Tier 1 capital
        (to average assets)
               Consolidated             43,417      11.1%            15,710        4.0%            19,637      5.0%
               Bank                     34,153       8.9%            15,341        4.0%            19,177      5.0%


As of December 31, 2002
     Total capital
        (to risk weighted assets)
               Consolidated            $43,486      14.2%           $23,075        8.0%           $28,844     10.0%
               Bank                     29,819      10.1%            22,249        8.0%            27,811     10.0%
    Tier 1 capital
        (to risk weighted assets)
               Consolidated             40,611      13.3%            11,538        4.0%            17,306      6.0%
               Bank                     26,944       9.1%            11,124        4.0%            16,687      6.0%
    Tier 1 capital
        (to average assets)
               Consolidated             40,611      12.9%            12,318        4.0%            15,398      5.0%
               Bank                     26,944       8.9%            12,066        4.0%            15,082      5.0%

Based on the respective regulatory capital ratios at September 30, 2003 and December 31, 2002, the Corporation is considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2003, which are expected to mature or reprice in each of the time periods shown below.

                                                                  Interest Rate Sensitivity Period
                                                       --------------------------------------------------------
(In thousands)                                          1-90         91-365        1-5       Over
                                                        Days          Days        Years     5 Years     Total
                                                      --------      --------    --------    -------    --------
Earning assets
          Federal funds sold                          $  7,384      $     --    $     --    $    --    $  7,384
          Interest bearing deposits with banks             128            --          --         --         128
          Mortgage loans held for sale                   2,727            --          --         --       2,727
          Securities available for sale                  4,510         6,026         135      1,262      11,933
          Federal Home Loan Bank stock                   1,060            --          --         --       1,060
          Total loans, net of non-accrual              145,833        20,339     191,866     14,822     372,860
                                                      --------      --------    --------    -------    --------
Total earning assets                                   161,642        26,365     192,001     16,084     396,092

Interest bearing liabilities
          Total interest bearing deposits              181,291        87,193      39,309         --     307,793
          Federal Home Loan Bank advances                   --            --      15,638      5,000      20,638
          Trust preferred securities                    10,000            --          --         --      10,000
                                                      --------      --------    --------    -------    --------
Total interest bearing liabilities                     191,291        87,193      54,947      5,000     338,431

Net asset (liability) funding gap                      (29,649)      (60,828)    137,054     11,084    $ 57,661
                                                      --------      --------    --------    -------    ========

Cumulative net asset (liability) funding gap          $(29,649)     $(90,477)   $ 46,577    $57,661
                                                      ========      ========    ========    =======

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q  (continued)

Item 4.  Controls and Procedures

         As of September 30, 2003, an evaluation was performed under the supervision of and with the participation of the registrant's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the registrant's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

(b) A Form 8-K Report, dated July 17, 2003 was filed during the quarter ended September 30, 2003.

DEARBORN BANCORP, INC.
FORM 10-Q  (continued)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Dearborn Bancorp, Inc.
                                  (Registrant)





                               /s/ John E. Demmer
                     --------------------------------------
                                 John E. Demmer
                                    Chairman



                               /s/ Michael J. Ross
                      -------------------------------------
                                 Michael J. Ross
                      President and Chief Executive Officer



                              /s/ Jeffrey L. Karafa
                      -------------------------------------
                                Jeffrey L. Karafa
                      Treasurer and Chief Financial Officer




Date:  November 10, 2003

                               10-Q EXHIBIT INDEX



EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

Exhibit 31.1 CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.