Form 10-K
period 2003-12-31
DEARBORN BANCORP INC /MI/
filed 2004-03-26
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-24478.

DEARBORN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3073622

(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

1360 Porter Street, Suite 200, Dearborn, MI	48124

(Address of principal executive office)	(Zip code)

(313) 565-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(d) of the Act:

Name of each exchange on
Title of each class	which registered

None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [  ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, was approximately $49,420,900.

As of March 1, 2004, 2,956,494 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 16, 2004, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

DEARBORN BANCORP, INC.
FORM 10-K

PART I

Forward Looking Statements

     The following discussion contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and Bank. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward- looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

Item 1. Business

     Dearborn Bancorp, Inc. (the “Corporation”), a Michigan corporation, is a bank holding corporation owning all the common stock of the Community Bank of Dearborn (the “Bank”), a Michigan banking corporation which commenced business on February 28, 1994. The Bank is the only commercial bank headquartered in Dearborn, Michigan and conducts business primarily in Wayne, Macomb and Oakland Counties, Michigan.

Background

     The liberalization of Michigan’s branch banking laws, together with the expansion of interstate banking, has led to substantial consolidation of the banking industry in Michigan, including within the county in which the Bank has its executive offices. In the past, several of the financial institutions within the primary market area of the Bank have either been acquired by or merged with larger financial institutions or out-of-state financial institutions. In some cases, when these consolidations occurred, local boards of directors were dissolved and local management relocated or in some cases terminated and has, in some cases, resulted in policy and credit decisions being centralized away from local management.

     In the opinion of the Corporation’s management, this situation has created a favorable opportunity for a local commercial bank with local management and directors. Management of the Corporation believes that such a bank attracts those customers who wish to conduct business with a locally managed institution that demonstrates an active interest in their business and personal financial affairs. The Corporation believes that a locally managed institution, in many cases, will be able to deliver more timely responses to customer requests, provide customized financial products and services and offer customers the personal attention of the Bank’s senior banking officers. The Bank seeks to take advantage of this opportunity by emphasizing in its marketing plan the Bank’s local management and the Bank’s ties and commitment to its market area.

     The Corporation was incorporated as a Michigan business corporation on September 30, 1992. The Corporation was formed to acquire all of the Bank’s issued and outstanding stock and to engage in the business of a bank holding corporation under the Bank Holding Company Act of 1956, as amended (the “Act”).

     The executive offices of the Corporation and the Bank are located at 1360 Porter Street, Suite 200, Dearborn, Michigan 48124, telephone number (313) 565-5700.

Business of the Corporation

     The primary purpose of the Corporation is the ownership of the Bank. In the future, the Corporation may form or acquire other subsidiaries as permitted under the Act and the regulations of the Federal Reserve. There are no plans, agreements, understandings or negotiations, either written or oral, at the present time for any acquisitions by the Corporation.

Business of the Bank

     Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. The date opened, location and office type of each office is listed below:

Date Opened	Location	Type of office
February 1994	22290 Michigan Avenue	Full service retail branch with ATM
	Dearborn, Michigan 48124	Regional lending center

December 1995	24935 West Warren Avenue	Full service retail branch
Dearborn Heights, Michigan 48127

August 1997	44623 Five Mile Road	Full service retail branch with ATM
Plymouth, Michigan 48170

May 2001	1325 North Canton Center Road	Full service retail branch with ATM
Canton, Michigan 48187

December 2001	45000 River Ridge Drive, Suite 110	Regional lending center
Clinton Township, Michigan 48038

November 2002	19100 Hall Road	Full service retail branch with ATM
Clinton Township, Michigan 48038

February 2003	12820 Fort Street	Full service retail branch with ATM
Southgate, Michigan 48195

May 2003	3201 University Drive, Suite 180	Full service retail branch
	Auburn Hills, Michigan 48326	Regional lending center

The Bank, through its main office, branch offices and regional lending centers, emphasizes and offers highly personalized service to its customers.

     The customer service officers are well-trained, experienced bank officers who fill the needs of the customers and handle the requests of their customers in a professional manner. The management of the Corporation and the Bank believe that it is important to the success of the Bank’s strategy to create long-term relationships between customers and Bank employees. The Bank’s senior management holds regular staff information meetings so that all employees are given information regarding the Bank’s plans and objectives, and employees are offered the opportunity to make suggestions to improve the Bank’s performance. The management of the Bank believes that this approach creates a commitment by all employees to the Bank’s success.

     The Bank offers a wide range of financial products and services. These include checking accounts, savings accounts, money market accounts, certificates of deposit, business checking, direct deposit, loan services (commercial, consumer, real estate mortgages), travelers’ checks, cashiers’ checks, wire transfers, safety deposit boxes, collection services, and night depository services. In July of 2001, the Bank began operation of a voice response, automated telephone banking service, available 24 hours a day. In August 2001, the Bank installed a new proof of deposit and check imaging system and began offering check imaging options including statements on CD ROM in January of 2003. The Bank expects to offer internet banking to its customers during the second quarter of 2004. The Bank does not have a trust department.

     On August 19, 1997, the Bank purchased a shell insurance agency from the Burnham Insurance Group, Battle Creek, Michigan. Upon purchase, the Bank renamed the agency to Community Bank Insurance Agency, Inc. Community Bank Insurance Agency’s primary functions are to act as the sales agent for the Corporation’s own insurance policies and to hold a minority interest in Michigan Bankers Title Company of East Michigan, LLC, a title insurance company.

     On May 1, 2001, the Bank formed Community Bank Mortgage, Inc., a mortgage company that originates, holds and sells commercial and residential mortgages.

     On March 26, 2002, the Bank formed Community Bank Audit Services, Inc., a company that provides internal audit and compliance consulting to other small community banks.

Business Strategy

     Growth Through Branch Expansion. Since commencing operations, the Bank’s growth has been accomplished through internal growth. The internal growth of the Bank has been aided by creating a network of seven branch offices and two regional lending centers. The Bank currently has four offices in western Wayne County, one in the Downriver area of Wayne County and one office in Macomb County and one office in Oakland County. The Bank also has a regional lending center in Macomb County and a regional lending center in Oakland County.

     Emphasize Community Banking. The Bank strives to maintain a strong commitment to community banking. The Bank’s goal is to attract small to medium-sized businesses and individuals as customers who wish to conduct business with a local commercial bank that demonstrates an active interest in their business and personal affairs. Management believes that the Bank is better able than its larger competitors to deliver more timely responses to customer requests, provide customized financial products and services and offer customers the personal attention of senior banking officers.

     Expand Lending in the Bank’s Primary Market. The Bank’s loan portfolio currently consists of residential mortgage loans, indirect consumer loans originated through a select list of local automobile dealers, commercial real estate loans, small business commercial loans and other consumer loans. Management intends to maintain its emphasis on these loan products.

     Grow Through Selected Acquisitions. Although the Corporation will continue to pursue internal growth at the Bank, management believes that growth opportunities may be found in acquisitions of community banks or branches in Michigan to enhance the Corporation’s markets. As part of its normal business operations, management maintains contact with financial institutions to discuss various acquisition possibilities. However, the Corporation has made no bank or branch acquisitions to date, and it presently has no agreements, commitments, understandings or arrangements to acquire any other banks or branches, and there is no assurance that the Corporation will be successful in its acquisition strategy.

Marketing Plan

     The Bank’s marketing plan focuses on the concepts of corporate citizenship and personal interaction within the communities the Bank serves through promotion of, and active participation in, a number of civic organizations and ongoing community activities. Management believes that these efforts establish the identity and philosophy of the Bank within the communities it serves and allow Bank officers and employees to personally interact with local business leaders and members of the public. The marketing plan also emphasizes direct sales calls by Bank officers and specific telemarketing programs involving the Bank’s branch managers and customer service representatives.

     The Bank has two primary target markets: consumer financial services, with an emphasis on individual deposit accounts, single family residential lending and home equity lending; and business financial services, with an emphasis on deposit and loan products designed for small- to medium-sized businesses.

     Community Club. At inception, the Bank established a “Community Club” which has become an important marketing tool to increase the Bank’s total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 2003, the Community Club had over 4,600 members who accounted for total deposits of $159.4 million, or 42% of the Bank’s total deposits.

     Among other things, membership in the Community Club entitles the customer to increased personal attention and service by Bank staff and a ¼% premium on new certificate of deposit accounts with a minimum $1,000 balance and one year maturity. The Bank also hosts local community events, educational seminars and travel programs which have been well received by the Community Club members. Management believes that the success of the Community Club and the Bank’s continued efforts to expand the benefits of the program will foster an increase in the number of Community Club members and deposit accounts.

     Business Financial Services. The Bank’s business marketing efforts are directed by senior management, including Michael J. Ross, William T. LaRosa, Warren R. Musson, H. Kristene Rautio, Stephen C. Tarczy and Jeffrey J. Wolber with Mr. Wolber assigned as sales manager, whose duties include administering and coordinating the business development efforts of the Bank.

     Each Bank officer, in addition to each branch manager, is responsible for creating new business opportunities for the Bank. The targeted list of new business customers represents a mix of industrial, manufacturing, professional and retail clients with an emphasis on businesses with annual sales of $10 million or less.

     The Bank has developed an aggressive telemarketing program for new business. Businesses are identified through listings provided by the various Chambers of Commerce, local phone directories and other sources targeted to the communities the Bank serves. Initial sales calls are introductory in nature with follow-up calls made to determine whether a meeting can be arranged with the targeted company to discuss the Bank’s products and services. The Bank believes this strategy has been, and will continue to be, successful in generating new business for the Bank.

     In addition to its telemarketing program, the Bank’s officers maintain contact with local attorneys, accountants and other representatives in the local community that may be in a position to refer business to the Bank. The Bank also encourages and supports its officers and employees to join and participate in various community organizations and events.

     Through their many years of business and community leadership, each of the Corporation’s Directors has been, and will continue to be, a strong source of referrals for the Bank.

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

     The Bank, as a result of its secondary market operations, is able to offer a variety of loan products that serve the needs of first time home buyers. Customers desiring to construct new homes are able to obtain financing as a result of the Bank’s construction loan program that is offered in addition to the permanent loan. Non-conforming loans, which include larger residential loans, are also provided through the Bank’s secondary marketing efforts. The Bank also provides loans that it holds in its own portfolio on those transactions that evidence satisfactory credit quality and income but are unable to be sold in the secondary market for various reasons.

     Management believes that cross-selling of the Bank’s products and services to its existing customers is vital to expanding account relationships, generating additional sales opportunities and increasing fee income.

Loan Policy

     As a routine part of the Bank’s business, the Bank makes loans to individuals and businesses located within the Bank’s market area. The loan policy of the Bank states that the function of the lending operation is two-fold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business. Under the loan policy, lending authority for loans in excess of $50,000 is granted to a limited number of officers, each of whom has over 20 years of banking experience. Currently this group includes Michael J. Ross, Warren R. Musson, Stephen C. Tarczy, Daniel P. Brophy and William T. LaRosa,

     The Bank’s loan policy anticipates that priorities in extending loans will change from time to time as interest rates, market conditions and competitive factors change. The policy sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes various criteria in granting loans, including the ability to pay; the character of the customer; evidence of financial responsibility; purpose of the loan; knowledge of collateral and its value; terms of repayment; source of repayment; payment history; and economic conditions.

     The loan policy specifies individual lending limits for certain officers up to a maximum of $50,000 for unsecured loans and $100,000 for secured loans. When certain officers have the approval of certain other officers, these limits may be increased to $500,000. Loans of greater than $500,000 require the approval of the Bank’s Loan Committee and loans greater than $1,000,000 require the approval of the Bank’s Executive Loan Committee. Loans in excess of $4,000,000 up to the legal maximum authorized by law require the approval of the Board of Directors of the Bank.

     The loan policy also limits the amount of funds that may be loaned against specified types of collateral including: listed securities – not greater than 80% loan to value; U.S. Government securities – not greater than 90% loan to value; and insured bank deposits – not greater than 100% loan to value. As to loans secured principally by real estate, the policy complies with the FIRREA Act of 1989 regarding appraisals of the property offered as collateral by licensed independent appraisers. The loan policy also provides general guidelines as to collateral, provides for environmental reviews, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank’s lending business.

Lending Practices

     Commercial loans. The Bank’s commercial lending group originates commercial loans primarily in Wayne, Macomb and Oakland Counties in southeastern Michigan. Commercial loans are originated by a group of lending officers with the assistance of Michael J. Ross and Warren R. Musson. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

     Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans generally are secured by all of the assets of the borrower, a personal guaranty of the owners and have an interest rate plus a margin tied to the national prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans are usually written with a five-year maturity and are amortized over a fifteen to twenty-year period. Commercial real estate loans may have an interest rate that is fixed to maturity or float with a margin over the prime rate or another index. Fixed rate loans typically contain a pre-payment premium.

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

     Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower’s operations. The Bank attempts to minimize risk associated with these transactions by limiting its exposure to existing well-known customers and new customers with an established profitable history. Risk is further reduced by limiting the concentration of credit to any one borrower as well as the type of commercial real estate financed.

     Single-Family Residential Real Estate Loans. The Bank’s subsidiary, Community Bank Mortgage, Inc. originates residential real estate loans in its market area according to secondary market underwriting standards. These loans provide borrowers with a fixed interest rate with terms up to thirty years. Loans are sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. Community Bank Mortgage, Inc. from time to time may elect to underwrite certain residential real estate loans to be held in it’s own loan portfolio. These loans are generally underwritten with the same standards that apply to the secondary market. The majority of the portfolio loans have a fixed rate of interest for first five years, then the interest rate is indexed to the one-year treasury rate and adjusts annually.

     Consumer Loans. The Bank originates consumer loans for a wide variety of personal financial requirements. Consumer loans include home equity lines of credit, and loans secured by new and used automobiles, boats, savings accounts as well as overdraft protection for checking account customers. The Bank also purchases retail installment loans from a select list of automobile dealerships located primarily in the Bank’s market.

     Consumer loans, except for home equity lines of credit, generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. While the Bank does not utilize a formal credit scoring system, the Bank believes its loans are underwritten carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability, and monthly income. These loans are generally repaid on a monthly repayment schedule with the source of repayment tied to the borrower’s periodic income. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities and customers that it serves.

     Allowance for Loan Losses. An allowance for loan losses is maintained at a level that management of the Bank considers adequate to provide for losses in the loan portfolio. Allowances for loan losses are based upon the Bank’s experience and estimates of the net realizable value of collateral in each loan portfolio. The Board of Directors and senior management review the allowance quarterly. The Bank’s evaluation takes into consideration experience, the level of classified assets, non-performing loans, the current level of the allowance as it relates to the total loan portfolio, projected charge-offs, current economic conditions, recent regulatory examinations and other factors.

Employees

     As of March 1, 2004, the Bank had 125 employees, including 39 officers and 86 customer service, operations and other support persons. Management believes that the Bank’s relations with its employees are excellent.

Competition

     The Bank faces strong competition for deposits, loans and other financial services from numerous banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as the Bank. Many of the financial institutions and financial services organizations aggressively compete for business in the Bank’s market area. Most of these competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than the Bank, and are able to offer certain services that the Bank does not currently provide, including more extensive branch networks, trust services, and international banking services. In addition, most of these entities have greater capital resources than the Bank, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank. Additionally, legislation regarding interstate branching and banking may increase competition in the future from out-of-state banks.

Supervision and Regulation

     The Corporation is a registered bank holding company and subject to the supervision of the Federal Reserve System (“Federal Reserve”). The Corporation is required to file with the Federal Reserve annual reports and such other information as the Federal Reserve may require under the Bank Holding Company Act of 1956, as amended (the “Act”). The Corporation and the Bank are each subject to examination by the Federal Reserve.

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

     The Bank is a state chartered bank and subject to regulation and examination by the Michigan Office of Financial and Insurance Services. The Bank also is subject to certain provisions of the Federal Deposit Insurance Act and regulations issued under that act. The regulations affect many activities of the Bank, including the permissible types and amounts of loans, investments, capital adequacy, branching, interest rates payable on deposits, required reserves, and the safety and soundness of the Bank’s practices. The Bank is not a member bank of the Federal Reserve System and is regulated and examined by the Federal Deposit Insurance Corporation.

     A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report to Stockholders and is incorporated herein by reference.

Executive Officers of the Corporation and Bank

Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.

John E. Demmer, 80

Chairman of the Board, Dearborn Bancorp, Inc. and Community Bank of Dearborn
Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc since 1999.

Richard Nordstrom, 76

Vice Chairman, Dearborn Bancorp, Inc.
Vice Chairman and Director of the Corporation since 1998. President and Director of the Corporation from 1992 to 1997. Director of the Bank since 1993. Chairman of the Board of Nordstrom Samson Associates from 1960 to 1996.

Michael J. Ross, 53

President and Chief Executive Officer, Dearborn Bancorp, Inc.
President and Chief Executive Officer, Community Bank of Dearborn
President and Chief Executive Officer of the Corporation since 2003. President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.

Jeffrey L. Karafa, 39

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

Donald G. Karcher, 74

Vice President, Dearborn Bancorp, Inc. Vice President and Director of the Corporation since 1992. Director of the Bank since 1993. Chairman of the Board of Karcher Agency, Inc. since 1994.

William T. LaRosa, 55

Oakland Regional President, Community Bank of Dearborn
Oakland Regional President of the Bank since 2002. Market Executive of Citizens Bank from 2000 to 2002. Community President of Citizens Bank from 1996 to 2000. Chairman and CEO of National Bank of Royal Oak from 1993 to 1996.

Warren R. Musson, 47

Senior Vice President, Head of Lending, Community Bank of Dearborn
Senior Vice President of the Bank since 2000. Vice President of the Bank since 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.

Stephen C. Tarczy, 54

Northeast Regional President, Community Bank of Dearborn Northeast Regional President of the Bank since 2001. President and CEO of Macomb Community Bank from 1995 to 2001.

Jeffrey J. Wolber, 48

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

     The Bank’s Dearborn Heights, Michigan branch office is located in a single story commercial/retail office building at 24935 W. Warren Avenue at the corner of Silvery Lane, which is also owned by the Corporation. Approximately 79% of the 3,240 square foot building is leased to the Bank and the remaining space is leased to a non-affiliated tenant.

     The Bank’s Plymouth Township, Michigan branch office is located at 44623 Five Mile at the corner of Sheldon Road and contains 1,595 square feet of leased space in a retail shopping center anchored by a regional grocery store.

     The Bank’s Canton Township, Michigan branch office is located in a 6,056 square foot single story commercial/retail office building at 1325 N. Canton Center near the corner of Saltz Road and is owned by the Bank. The retail branch office occupies approximately 50% of this building. The remaining 50% of the building houses the Bank’s Mortgage Operations Department.

     The Bank’s Clinton Township, Michigan regional lending center is located at 45000 River Ridge Drive, Suite 110, along Hall Road (M-59) near the corner of Romeo Plank Road. The Bank leases 7,426 of space in the River Ridge Corporate Office Center Building.

     The Bank’s Clinton Township, Michigan branch office is located at 19100 Hall Road near Romeo Plank Road. The Bank leases a 3,750 square foot single story commercial/retail office building.

     The Bank’s Executive and Administrative Center is located at 1360 Porter Street, Suite 200 in Dearborn, Michigan. The Bank currently leases 4,420 square feet of this commercial office building. The Bank will purchase this 10,000 square foot, two story building in April 2004. The additional 5,580 square feet will house the Bank’s Commercial Loan Department.

     The Bank’s Southgate, Michigan branch office is located in a 2,035 square foot single story building, which is located at 12820 Fort Street and is owned by the Bank.

     The Bank’s Auburn Hills, Michigan regional lending center and branch office is located at 3201 University Drive, Suite 180. The Bank currently leases 2,037 square feet of this commercial office building.

     The Bank’s future Bank Operations Center is located in a 56,820 square foot three story building, which is located at 4000 Allen Road in Allen Park, Michigan and is owned by the Bank.

Item 3. Legal Proceedings

     From time to time, the Corporation and its subsidiaries are parties to legal proceedings incidental to their business. At December 31, 2003, there were no legal proceedings which management anticipates would have a material adverse effect on the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters

     The information required by this item appears in the Corporation’s 2003 Annual Report to Stockholders under the caption “Dearborn Bancorp, Inc., Common Stock” and is incorporated by reference herein. The Corporation approved 5% stock dividends on May 21, 2003 and November 18, 2003 to all shareholders of record as of June 6, 2003 and December 5, 2003, respectively.

Item 6. Selected Financial Data

     The information required by this item appears in the Corporation’s 2003 Annual Report to Stockholders under the caption “Summary of Selected Financial Data” and is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item appears in the Corporation’s 2003 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The information required by this item appears in the Corporation’s 2003 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

     The financial statements included in the Corporation’s 2003 Annual Report to Stockholders are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

     As of December 31, 2003, an evaluation was performed under the supervision of and with the participation of the registrant’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on that evaluation, the registrant’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information set forth under the caption “Information about Directors and Nominees for Directors” in the definitive Proxy Statement of the Corporation dated April 16, 2004 is incorporated by reference herein.

     Reference is made to Part I of this report for information as to executive officers of the Corporation and Bank.

     We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Margaret I. Campbell, Michael J. Dorian, Jr., Donald G. Karcher and Bradley F. Keller. The Board of Directors has determined that Bradley F. Keller and Donald G. Karcher, members of the Audit Committee, are qualified as audit committee financial experts, as that term is defined in the rules of the Securities and Exchange Commission. Bradley F. Keller and Donald G. Karcher are independent, as independence for audit committee members is defined in the listing standards of the Nasdaq Stock Market and the rules of the Securities and Exchange Commission.

     We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics and any amendments to or waivers from the Code of Ethics, of the type referred to in Item 10 of Form 8-K, to the extent applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, are available upon request at no charge. Such requests should be made by writing or calling: Carolyn Wilkins, Corporate Services Officer, 1360 Porter Street, Dearborn, Michigan 48124; (313) 565-5700 or by E-mail at CarolynW @commbankdearborn.com.

Item 11. Executive Compensation

     The information set forth under the caption “Executive Compensation” and “Officer Agreements” in the definitive Proxy Statement of the Corporation dated April 16, 2004 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the captions “Security Ownership” in the definitive Proxy Statement of the Corporation dated April 16, 2004 is incorporated by reference herein.

Equity Plan Compensation Information

     The following table summarizes information, as of December 31, 2003, relating to the registrant’s compensation plans under which its equity securities are authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of Securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	( a )	( b )	( c )
Equity Compensation Plans approved by security holders (1)	562,816	$9.95	0
Equity Compensation Plans not approved by security holders	0	0	0

Total	562,816	$9.95	0

(1)	This plan is the registrant’s Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

     The information set forth under the caption “Related Transactions” in the definitive Proxy Statement of the Corporation dated April 16, 2004 is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

     The information presented under the caption “Fees Paid to Independent Public Accountants” in the definitive Proxy Statement of the Corporation dated April 16, 2004 is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements

The following financial statements of the Corporation appear in the Corporation’s 2003 Annual Report to Stockholders and are incorporated by reference in item 8.

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

No schedules are required under this item.

     (3) Exhibits

The Exhibit marked with two asterisks below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 is incorporated herein by reference. The Exhibit marked with three asterisks below was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 is incorporated herein by reference. The Exhibits marked with four asterisks below were filed as Exhibits to Form 10-Q of the Registrant for the quarter ended June 30, 2003. The Exhibit numbers in brackets being those in such Registration Statements, Form 10-K or Form 10-Q Reports.

(3)(a)***	Articles of Incorporation of Registrant, As Amended. [3(a)]

(3)(b)**	By-Laws of the Registrant, As Amended. [3(b)]

10)(a)***	1994 Stock Option Plan, As Amended. [10(a)] (X)

(10)(b)****	Employment Agreement between the Registrant and Michael J. Ross. [10(b)]

(10)(c)****	Change in Control Agreement between the Registrant and five officers. [10(c)]

Exhibit (13)	2003 Annual Report to Stockholders.

Exhibit (14)	Code of Ethics

Exhibit (21)	Subsidiaries of the Registrant.

Exhibit (31.1)	Rule 13a-14(a) CEO Certification

Exhibit (31.2)	Rule 13a-14(a) CFO Certification

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X) A compensatory plan required to be filed as an exhibit.

     (b) Reports on Form 8-K

The Corporation filed three reports on Form 8-K during the quarter ended December 31, 2003.

Form 8-K dated October 23, 2003, filing a press release announcing Dearborn Bancorp, Inc.’s 2003 third quarter earnings.

Form 8-K dated November 17, 2003, announcing the death of Wilber M. Brucker, a director of the Corporation and the Bank.

Form 8-K dated November 25, 2003, filing a press release announcing Dearborn Bancorp, Inc.’s declaration of a stock dividend.

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

Dearborn Bancorp, Inc.

/s / John E. Demmer
By

(John E. Demmer, Chairman of the Board and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2003.

/s / Michael J. Ross (Michael J. Ross)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s / Jeffrey L. Karafa (Jeffrey L. Karafa)	Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s / Margaret I. Campbell (Margaret I. Campbell)	Director	/s / Bradley F. Keller (Bradley F. Keller)	Director

/s / Michael V. Dorian, Jr. (Michael V. Dorian, Jr.)	Director	/s / Jeffrey G. Longstreth (Jeffrey G. Longstreth)	Director

/s / David Himick (David Himick)	Director	/s / Richard Nordstrom (Richard Nordstrom)	Vice Chairman and Director

/s / Donald G. Karcher (Donald G. Karcher)	Vice President and Director	/s / Dr. Robert C. Schwyn (Dr. Robert C. Schwyn)	Director

		/s / Ronnie J. Story (Ronnie J. Story)	Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX-13	2003 Annual Report to Stockholders

EX-14	Code of Ethics

EX-21	Subsidiaries of the Registrant

EX-31.1	Certification of Chief Executive Officer pursuant to Section 302

EX-31.2	Certification of Chief Financial Officer pursuant to Section 302

EX-32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002