Form 10-Q
period 2004-03-31
DEARBORN BANCORP INC /MI/
filed 2004-05-13
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2004.

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

Yes ☒ No ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of April 30, 2004.

Class	Shares Outstanding

Common Stock	2,967,362

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the 1934 Securities and Exchange Act).

Yes ☐ No ☒

DEARBORN BANCORP, INC.
INDEX

		Page
Part I.	Financial Information:
Item 1.	Financial Statements
	The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:
	Independent Accountants’ Report	3
	Consolidated Balance Sheets – March 31, 2004, December 31, 2003 and March 31, 2003	4
	Consolidated Statements of Income — For the Three Months Ended March 31, 2004 and 2003	5
	Consolidated Statements of Comprehensive Income — For the Three Months Ended March 31, 2004 and 2003	6
	Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2004 and 2003	7
	Notes to Consolidated Financial Statements	8-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	12-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24-26
Item 4.	Controls and Procedures	27
Part II.	Other Information:
	Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:
	Item 6. Exhibits and Reports on Form 8-K	28
	Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:
	Item 1. Legal Proceedings
	Item 2. Changes in Securities and Use of Proceeds
	Item 3. Defaults upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5 Other Information
SIGNATURES		29
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification
Section 906 Certification

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan

We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of March 31, 2004 and 2003, the related consolidated statements of income and comprehensive income for the three month periods then ended, and the related consolidated statements of cash flows for the three month periods then ended. These financial statements are the responsibility of the Corporation’s management.

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

/s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
April 20, 2004

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	03/31/04	12/31/03	03/31/03
ASSETS
Cash and cash equivalents
Cash and due from banks	$9,149	$5,172	$7,510
Federal funds sold	11,751	7,651	12,385
Interest bearing deposits with banks	57	8,325	33,983

Total cash and cash equivalents	20,957	21,148	53,878
Mortgage loans held for sale	1,266	1,505	8,633
Securities, available for sale	12,521	16,948	28,866
Federal Home Loan Bank stock	1,086	1,073	1,033
Loans
Loans	420,783	400,958	288,321
Allowance for loan loss	(4,632)	(4,314)	(3,109)

Net loans	416,151	396,644	285,212
Premises and equipment, net	8,323	5,554	5,596
Accrued interest receivable	1,525	1,461	1,279
Other assets	1,714	1,742	1,558

Total assets	$463,543	$446,075	$386,055

LIABILITIES
Deposits
Non-interest bearing deposits	$37,097	$39,081	$29,023
Interest bearing deposits	358,807	340,538	293,039

Total deposits	395,904	379,619	322,062
Other liabilities
Federal Home Loan Bank advances	20,638	20,638	20,660
Other liabilities	490	463	1,119
Accrued interest payable	761	754	874
Subordinated debentures	10,000	10,000	10,000

Total liabilities	427,793	411,474	354,715
STOCKHOLDERS’ EQUITY
Common stock - 5,000,000 shares authorized, 2,960,303 shares at 03/31/04, 2,942,602 shares at 12/31/03; and 2,896,078 shares at 03/31/03	34,622	34,451	30,690
Retained earnings	1,302	128	580
Accumulated other comprehensive income (loss)	(174)	22	70

Total stockholders’ equity	35,750	34,601	31,340
Total liabilities and stockholders’ equity	$463,543	$446,075	$386,055

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except share and per share data)	3/31/2004	03/31/03
Interest income
Interest on loans	$6,404	$5,000
Interest on securities, available for sale	71	199
Interest on federal funds	16	40
Interest on deposits with banks	7	78

Total interest income	6,498	5,317
Interest expense
Interest on deposits	1,660	1,953
Interest on other borrowings	231	229
Interest on subordinated debentures	123	123

Total interest expense	2,014	2,305
Net interest income	4,484	3,012
Provision for loan losses	224	228

Net interest income after provision for loan losses	4,260	2,784

Non-interest income
Service charges on deposit accounts	132	103
Fees for other services to customers	12	9
Gain on the sale of loans	143	626
Other income	19	13

Total non-interest income	306	751
Non-interest expenses
Salaries and employee benefits	1,817	1,486
Commissions on the origination of loans	63	291
Occupancy and equipment expense	359	322
Advertising and marketing	77	82
Stationery and supplies	71	101
Professional services	115	98
Data processing	71	64
Other operating expenses	218	213

Total non-interest expenses	2,791	2,657

Income before income tax provision	1,775	878
Income tax provision	601	298

Net income	$1,174	$580

Per share data:
Net income — basic	$0.40	$0.20
Net income — diluted	$0.36	$0.19
Weighted average number of shares outstanding — basic	2,952,870	2,887,525
Weighted average number of shares outstanding — diluted	3,255,853	3,119,441

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended	Three Months Ended
(In thousands)	03/31/04	03/31/03
Net income	$1,174	$580
Other comprehensive loss, net of tax
Unrealized losses on securities
Unrealized holding losses arising during period	(296)	(15)
Tax effects	100	5

Other comprehensive loss	(196)	(10)

Comprehensive income	$978	$570

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In thousands)	3/31/04	3/31/03
Cash flows from operating activities
Interest and fees received	$6,434	$5,298
Interest paid	(2,007)	(2,040)
Taxes paid	—	(100)
Proceeds from sale of mortgages held for sale	10,383	43,763
Origination of mortgages held for sale	(10,001)	(41,918)
Cash paid to suppliers and employees	(2,949)	(2,732)

Net cash provided by operating activities	1,860	2,271
Cash flows from investing activities
Proceeds from maturities of securities available for sale	4,000	4,000
Proceeds from repayments of securities available for sale	121	232
Purchases of securities available for sale	—	(10,913)
Purchases of Federal Home Loan Bank stock	(13)	—
Increase in loans, net of payments received	(19,731)	(20,793)
Purchases of property and equipment	(2,884)	(424)

Net cash used in investing activities	(18,507)	(27,898)
Cash flows from financing activities
Net decrease in non-interest bearing deposits	(1,984)	(3,434)
Net increase in interest bearing deposits	18,269	63,410
Stock option exercise	171	79

Net cash provided by financing activities	16,456	60,055
Increase (decrease) in cash and cash equivalents	(191)	34,428
Cash and cash equivalents at the beginning of the period	21,148	19,450

Cash and cash equivalents at the end of the period	$20,957	$53,878

Reconciliation of net income to net cash provided by operating activities
Net income	$1,174	$580
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	224	228
Depreciation and amortization expense	115	109
Accretion of discount on investment securities	(1)	(2)
Amortization of premium on investment securities	11	18
Decrease in mortgages held for sale	239	1,219
Increase in interest receivable	(64)	(19)
Increase in interest payable	7	265
(Increase) decrease in other assets	128	(192)
Increase in other liabilities	27	65

Net cash provided by operating activities	$1,860	$2,271

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Accounting and Reporting Policies

The consolidated financial statements of Dearborn Bancorp, Inc. (the “Corporation”) include the consolidation of its only subsidiary, Community Bank of Dearborn (the “Bank”). The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to practice within the banking industry.

The consolidated financial statements of the Corporation as of March 31, 2004 and 2003, and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements as of March 31, 2004 and 2003, and for the three months ended March 31, 2004 and 2003 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2003 Annual Report to Stockholders on Form 10-K.

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these material judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities and other financial instruments.

A.	Accounting and Reporting Policies (continued)

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

	For the Three Months Ended March 31,
	2004	2003
Net income
As reported	$1,174	$580
Less: stock-based compensation expense determined under fair value based method	9	345

Pro forma	$1,165	$235

Basic income per share
As reported	$0.40	$0.20
Pro forma	0.39	0.08
Diluted income per share
As reported	0.36	0.19
Pro forma	0.36	0.08

Stock options vest after a six month period from date of grant. No options were granted in 2004. The pro forma effects are computed using option pricing models and the assumptions for the 2003 grants were a risk-free interest rate of 3.55%, expected life of seven years, and expected volatility of 25.55%.

B.	Securities Available For Sale

The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

	March 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage backed securities	$1,084	$41	$—	$1,125
Corporate debt securities	7,700	—	—	7,700
FHLMC preferred stock	4,000	—	(304)	3,696

Totals	$12,784	$41	$(304)	$12,521

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US Treasury securities	$2,011	$2	$—	$2,013
Mortgage backed securities	1,194	31	—	1,225
Corporate debt securities	9,710	—	—	9,710
FHLMC preferred stock	4,000	—	—	4,000

Totals	$16,915	$33	$—	$16,948

The amortized cost and estimated market value of securities available for sale at March 31, 2004 by contractual maturity are shown below (in thousands):

		Estimated
	Amortized	Market
	Cost	Value
Due in over ten years	$7,700	$7,700
Mortgage backed securities	1,084	1,125
FHLMC preferred stock	4,000	3,696

Totals	$12,784	$12,521

The entire portfolio has a net unrealized loss of $263,000 at March 31, 2004. The Bank holds a floating rate issue of preferred stock of the Federal Home Loan Mortgage Corporation that has an unrealized loss of $304,000. This unrealized loss is primarily caused by the floating rate characteristic of this security and its market value is expected to improve as interest rates rise. The Corporation does not expect to realize a loss as a result of holding this security. The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Stock Option Plan

Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 712,186 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.

A summary of the option activity for the three months ended March 31, 2004 is as follows:

			Weighted
	Available		Average
	For	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2004	—	562,816	$9.95
Exercised	—	(17,701)	9.92

Outstanding at March 31, 2004	—	545,115	$9.96

For the options outstanding at March 31, 2004, the range of exercise prices was $5.08 to $19.63 per share with a weighted-average remaining contractual term of 6.8 years. At March 31, 2004, 545,115 options were exercisable at weighted average exercise price of $9.96 per share. There were no antidilutive shares for the quarters ended March 31, 2003 and 2002.

PART I — FINANCIAL INFORMATION

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to address significant factors affecting the financial condition and results of operations of the Corporation. The discussion provides a more comprehensive review of the financial position and operating results than can be obtained from a reading of the financial statements and footnotes presented elsewhere in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and Bank. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward- looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

General

The Corporation was formed in 1992 and the Bank was formed in 1993. Subsequently, the Bank has opened offices in several communities in Southeastern Michigan. The date opened, branch location and branch type of each branch is listed below:

Date Opened	Location	Type of office
February 1994	22290 Michigan Avenue Dearborn, Michigan 48124	Full service retail branch with ATM Regional lending center

December 1995	24935 West Warren Avenue Dearborn Heights, Michigan 48127	Full service retail branch

August 1997	44623 Five Mile Road Plymouth, Michigan 48170	Full service retail branch with ATM

May 2001	1325 North Canton Center Road Canton, Michigan 48187	Full service retail branch with ATM

December 2001	45000 River Ridge Drive, Suite 110 Clinton Township, Michigan 48038	Regional lending center

November 2002	19100 Hall Road Clinton Township, Michigan 48038	Full service retail branch with ATM

February 2003	12820 Fort Street Southgate, Michigan 48195	Full service retail branch with ATM

May 2003	3201 University Drive, Suite 180 Auburn Hills, Michigan 48326	Full service retail branch Regional lending center

The Bank has also formed three subsidiaries that offer additional or specialized services to the Bank’s customers. The Bank’s subsidiaries, their formation date and the type of services offered are listed below:

Date Formed	Name	Services Offered
August 1997	Community Bank Insurance Agency, Inc.	Limited insurance related activities

May 2001	Community Bank Mortgage, Inc.	Origination of commercial and residential mortgage loans

March 2002	Community Bank Audit Services, Inc.	Internal auditing and compliance services for financial institutions

Results of Operations

The Corporation reported net income of $1,174,000 for the three month period ended March 31, 2004, compared to net income of $580,000 for the three month period ended March 31, 2003. The increase in net income was primarily due to the improvement in net interest income. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios and the decreasing cost of deposits during the period. The increase in loans was partially funded with short term investments such as interest bearing deposits with banks, federal funds sold and floating rate securities, which carry a lower yield than loans.

Net Interest Income

2004 Compared to 2003. As noted on the two charts on the following pages, net interest income for the three month period ended March 31, 2004 was $4,484,000, compared to $3,012,000 for the same period ended March 31, 2003, an increase of $1,472,000 or 49%. This increase was caused primarily by the decreasing cost of interest bearing liabilities and the redeployment of interest bearing deposits with banks, federal funds sold and securities, available for sale into loans. The Corporation’s interest rate spread was 3.85% for the three month period ended March 31, 2004, compared to 3.08% for the same period in 2003. The Corporation’s interest rate margin was 4.13% for the three month period ended March 31, 2004, compared to 3.52% for the same period in 2003.

Average Balances, Interest Rates and Yields. Net interest income is affected by the difference (“interest rate spread”) between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and the relative amounts of interest-bearing liabilities and interest-earning assets. When the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution’s net interest income is its “net yield on interest-earning assets” or “net interest margin,” which is net interest income divided by average interest-earning assets.

The following table sets forth certain information relating to the Corporation’s consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the loan category.

	Three months ended			Three months ended
	March 31, 2004			March 31, 2003
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$2,775	$7	1.01%	$27,021	$78	1.17%
Federal funds sold	7,518	16	0.86%	13,855	40	1.17%
Securities, available for sale	14,838	71	1.92%	25,173	199	3.21%
Loans	411,413	6,404	6.26%	280,628	5,000	7.23%

Sub-total earning assets	436,544	6,498	5.99%	346,677	5,317	6.22%
Other assets	15,632			19,907

Total assets	$452,176			$366,584

Liabilities and stockholders’ equity
Interest bearing deposits	$348,571	$1,660	1.92%	$266,687	$1,953	2.97%
Other borrowings	20,638	231	4.50%	20,660	229	4.50%
Subordinated debentures	10,000	123	4.95%	10,000	123	4.99%

Sub-total interest bearing liabilities	379,209	2,014	2.14%	297,347	2,305	3.14%
Non-interest bearing deposits	36,402			36,639
Other liabilities	1,081			1,476
Stockholders’ equity	35,484			31,122

Total liabilities and stockholders’ equity	$452,176			$366,584

Net interest income		$4,484			$3,012

Net interest rate spread			3.85%			3.08%

Net interest margin on earning assets			4.13%			3.52%

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

	Three Months Ended March 31, 2004/2003
	Change in Interest Due to:
	Average	Average	Net
(In thousands)	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$(61)	$(10)	$(71)
Federal funds sold	(13)	(11)	(24)
Securities, available for sale	(48)	(80)	(128)
Loans	2,072	(668)	1,404

Total earning assets	$1,950	$(769)	$1,181

Liabilities
Interest bearing deposits	$400	$(693)	$(293)
Other borrowings	2	—	2
Subordinated debentures	1	(1)	—

Total interest bearing liabilities	$403	$(694)	$(291)

Net interest income			$1,472

Net interest rate spread			0.77%

Net interest margin on earning assets			0.61%

Provision for Loan Losses

2004 Compared to 2003. The provision for loan losses was $224,000 for the three month period ended March 31, 2004, compared to $228,000 for the same period in 2003, a decrease of $4,000 or 2%. The provision for loan losses for the three month period ended March 31, 2004 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

Non-interest Income

2004 Compared to 2003. Non-interest income was $306,000 for the three month period ended March 31, 2004, compared to $751,000 for the same period in 2003, a decrease of $445,000 or 59% for period. The decrease was primarily due to the decrease in the gain on the sale of loans during the period. The volume of mortgage loans sold decreased during the period as a result of increased interest rates and a decrease in the size of the mortgage origination staff. Management expects the gain on sale of loans to continue at current levels during 2004.

Non-interest Expense

2004 Compared to 2003. Non-interest expense was $2,791,000 for the three month period ended March 31, 2003, compared to $2,657,000 for the same period in 2003, an increase of $134,000 or 5% for the period. The largest component of non-interest expense was salaries and employee benefits which amounted to $1,817,000 for the three month period ended March 31, 2004, compared to $1,486,000 for the same period in 2003. The primary factors for the increase in salaries and benefits expense were the addition of one branch office in May 2003 and the expansion of the commercial lending and operations departments. As of March 31, 2004, the number of full time equivalent employees was 113 compared to 106 as of March 31, 2003. Salaries and employee benefits will continue to increase as a result of general staff increases.

Commissions on the origination of loans amounted to $63,000 for the three months ended March 31, 2004, compared to $291,000 for the same period in 2003, a decrease of $228,000 or 78%. The primary reason for the decrease in the commissions on the origination of loans was the decrease in the volume of loans originated during the period. Management expects the commissions paid on the origination of loans to continue at current levels during 2004.

The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $359,000 for the three month period ended March 31, 2004, compared to $322,000 for the same period in 2003, an increase of $37,000 or 11%. The primary factor in the increase in occupancy and equipment expense was the opening of the regional lending center in Auburn Hills, Michigan.

Income Tax Provision

2004 Compared to 2003. The income tax expense was $601,000 for the three month period ended March 31, 2004, compared to $298,000 for the same period in 2003, an increase of $303,000 or 102% for the period. The increase was primarily a result of increased pre-tax income.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Assets. Total assets at March 31, 2004 were $463,543,000 compared to $446,075,000 at December 31, 2003, an increase of $17,468,000 or 4%. The increase was primarily due to the increase in loans during the period.

Federal Funds Sold. Total federal funds sold at March 31, 2004 were $11,751,000 compared to $7,651,000 at December 31, 2003, an increase of $4,100,000 or 54%. The increase was primarily due to the short term deployment of funds that were received as a result of an increase in deposits. Available funds are deployed into federal funds sold until they can be utilized to fund loan volume.

Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2004 were $57,000 compared to $8,325,000 at December 31, 2003, a decrease of $8,268,000 or 99%. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2004 were $1,266,000 compared to $1,505,000 at December 31, 2003, a decrease of $239,000 or 16%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.

Securities — Available for Sale. Total securities, available for sale, at March 31, 2004 were $12,521,000 compared to $16,948,000 at December 31, 2003, a decrease of $4,427,000 or 26%. The decrease was due to the sale of securities, available for sale during the second and third quarters of 2003. The funds from the sale of these securities were utilized to fund loan volume.

Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,086,000 at March 31, 2004, compared to $1,073,000 at December 31, 2003, an increase of $13,000 or 1%.

Loans. Total loans at March 31, 2004 were $420,783,000 compared to $400,958,000 at December 31, 2003, an increase of $19,825,000 or 5%. The increase was primarily due to the continued expansion of the commercial lending department during the past twelve months. This expansion included the addition of two experienced loan officers during the last twelve months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	03/31/04	12/31/03	03/31/03
Consumer loans	$25,822	$25,200	$21,408
Commercial, financial, & other	70,190	68,922	54,967
Commercial real estate construction	55,084	50,087	33,458
Commercial real estate mortgages	223,809	208,305	146,745
Residential real estate mortgages	45,878	48,444	31,743

	420,783	400,958	288,321
Allowance for loan losses	(4,632)	(4,314)	(3,109)

	$416,151	$396,644	$285,212

The following is a summary of non-performing assets and problems loans (in thousands):

	03/31/04	12/31/03	03/31/03
Over 90 days past due and still accruing	$384	$19	$41
Non-accrual loans	1,691	2,056	2,634
Renegotiated loans	—	—	—
Other real estate owned	—	—	—

	$2,075	$2,075	$2,675

Non-accrual loans at March 31, 2004 were $1,691,000, of which, $791,000 was related to one commercial loan relationship that is well secured. The remaining non-accrual loans consisted of one slow paying commercial loan with a balance of $176,000, one slow paying home equity loan with a balance of $28,000, one slow paying construction loan with a balance of $268,000 and three well-secured residential mortgage loans with balances of $212,000, $124,000 and $92,000.

Allowance for Loan Losses. The allowance for loan losses was $4,632,000 at March 31, 2004 compared to $4,314,000 at December 31, 2003, an increase of $318,000 or 7%. The increase resulted from provisions recorded during the quarter and a net recovery of $94,000 and responds to the growth of the loan portfolio during the three months ended March 31, 2004 as well as the mix of loans and levels of nonperforming loans. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

	Quarter Ended	Year Ended	Quarter Ended
	03/31/04	12/31/03	03/31/03
Balance, beginning of year	$4,314	$2,875	$2,875
Charge-offs:
Consumer loans	(5)	(38)	(5)
Commercial, financial & other	—	(141)	—
Commercial real estate construction	—	(50)	—
Commercial real estate mortgages	—	(124)	—
Recoveries:
Consumer loans	—	13	2
Commercial, financial & other	38	30	9
Commercial real estate construction	—	50	—
Commercial real estate mortgages	61	—	—

Net (charge-offs)/recoveries	94	(260)	6
Additions charged to operations	224	1,699	228

Balance, end of period	$4,632	$4,314	$3,109

Allowance to total loans	1.10%	1.08%	1.08%

Allowance to nonperforming assets	223.23%	207.90%	116.22%

Net (charge-offs)/recoveries to average loans	(0.02%)	0.08%	0.00%

Premises and Equipment. Bank premises and equipment at March 31, 2004 was $8,323,000 compared to $5,554,000 at December 31, 2003, an increase of $2,769,000 or 50%. The increase in premises and equipment was primarily due to the purchase and renovation of the Bank’s operation center in Allen Park, Michigan.

Accrued Interest Receivable. Accrued interest receivable at March 31, 2004 was $1,525,000 compared to $1,461,000 at December 31, 2003, an increase of $64,000 or 4%. The increase was primarily due to the increase in the Bank’s loan portfolio.

Other Assets. Other assets at March 31, 2004 were $1,714,000 compared to $1,742,000 at December 31, 2003, a decrease of $28,000 or 2%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at March 31, 2004 were $395,904,000 compared to $379,619,000 at December 31, 2003, an increase of $16,285,000 or 4%. The following is a summary of the distribution of deposits (in thousands):

	03/31/04	12/31/03	03/31/03
Non-interest bearing:
Demand	$37,097	$39,081	$29,023

Interest bearing:
Checking	$20,634	$24,069	$24,310
Money market	12,785	10,998	12,417
Savings	115,232	126,596	82,774
Time, under $100,000	75,499	65,120	85,140
Time, $100,000 and over	134,657	113,755	88,398

	358,807	340,538	293,039

Total deposits	$395,904	$379,619	$322,062

Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on savings and institutional deposits. The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a promotion that celebrated the Bank’s 10th Anniversary during March 2004, which targeted time deposit growth. Management expects deposits to continue to grow at a similar rate during the remainder of 2004.

The Bank has enacted a strategy to utilize public funds to a higher degree. The Bank will also utilize brokered deposits. The Bank has designated a public funds officer to coordinate and manage these efforts. Public funds consist of interest checking and time deposits of local governmental units. They are the result of strong relationships between the Bank and the communities in the Bank’s marketing area and are considered by the Bank to be core deposits. The following is a summary of the distribution of municipal deposits:

	03/31/04	12/31/03	03/31/03
Interest bearing checking	$10,468	$14,419	$15,623
Time, $100,000 and over	61,735	46,580	21,506

Total municipal deposits	$72,203	$60,999	$37,129

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $2,380,000, $1,330,000 and $0 at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $20,638,000 at March 31, 2004 and December 31, 2003.

Other Liabilities. Other liabilities at March 31, 2004 were $490,000 compared to $463,000 at December 31, 2003, an increase of $27,000 or 6%. The increase was primarily due to the increase in expenses payable during the period.

Accrued Interest Payable. Accrued interest payable at March 31, 2004 was $761,000 compared to $754,000 at December 31, 2003, an increase of $7,000 or 1%. The increase was primarily due to the increasing amount of interest bearing deposits during the period.

Subordinated Debentures. Subordinated debentures were $10,000,000 at March 31, 2004 and December 31, 2003. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $287,000 at March 31, 2004.

Capital

Stockholders’ equity at March 31, 2004 was $35,750,000 compared to $34,601,000 as of December 31, 2003, an increase of $1,149,000 or 3%.

The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004
Total capital (to risk weighted assets)
Consolidated	$50,355	11.59%	$34,766	8.00%	$43,457	10.00%
Bank	45,225	10.52%	34,393	8.00%	42,991	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	45,723	10.52%	17,383	4.00%	26,074	6.00%
Bank	40,593	9.44%	17,197	4.00%	25,795	6.00%
Tier 1 capital (to average assets)
Consolidated	45,723	10.11%	18,087	4.00%	22,609	5.00%
Bank	40,593	9.10%	17,836	4.00%	22,295	5.00%
As of December 31, 2003
Total capital (to risk weighted assets)
Consolidated	$48,893	11.80%	$33,237	8.00%	$41,547	10.00%
Bank	42,763	10.50%	32,701	8.00%	40,877	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	44,579	10.70%	16,639	4.00%	24,928	6.00%
Bank	38,449	9.40%	16,351	4.00%	24,526	6.00%
Tier 1 capital (to average assets)
Consolidated	44,579	10.20%	17,460	4.00%	21,825	5.00%
Bank	38,449	9.00%	17,113	4.00%	21,391	5.00%

Based on the respective regulatory capital ratios at March 31, 2004 and December 31, 2003, the Corporation and Bank are considered well capitalized.

PART I — FINANCIAL INFORMATION

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Analysis. The Corporation has sought to manage its exposure to changes in interest rates by matching the effective maturities or repricing characteristics of the Corporation’s interest-earning assets and interest-bearing liabilities. The matching of the assets and liabilities may be analyzed by examining the extent to which the assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on net interest income.

An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Corporation’s assets mature or reprice more quickly or to a greater extent that its liabilities, the Corporation’s net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. If the Corporation’s assets mature or reprice more slowly or to a lesser extent than its liabilities, its net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity “gap” is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would be expected to adversely affect net interest income while a positive gap would be expected to result in an increase in net interest income, while conversely during a period of declining interest rates, a negative gap would be expected to result in an increase in net interest income and a positive gap would be expected to adversely affect net interest income.

Different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, and thus changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. Additionally, the gap analysis does not consider the many factors as banking interest rates move. While the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. During periods of rising interest rates, the Corporation’s assets tend to have prepayments that are slower than those in an interest rate sensitivity gap and would increase the negative gap position. Conversely, during a period of declining interest rates, the Corporation’s assets would tend to prepay faster than originally expected thus decreasing the negative gap position. In addition, some of the Corporation’s assets, such as adjustable rate mortgages, have caps on the amount by which their interest rates can change in any single period, and therefore may not reprice as quickly as liabilities in the same maturity category.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2004, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$11,751	$—	$—	$—	$11,751
Interest bearing deposits with banks	57	—	—	—	57
Mortgage loans held for sale	1,266	—	—	—	1,266
Securities available for sale	11,396	—	84	1,041	12,521
Federal Home Loan Bank stock	1,086	—	—	—	1,086
Total loans, net of non-accrual	174,332	21,237	209,930	13,593	419,092

Total earning assets	199,888	21,237	210,014	14,634	445,773
Interest bearing liabilities
Total interest bearing deposits	236,101	92,156	30,550	—	358,807
Federal Home Loan Bank advances	—	—	20,638	—	20,638
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	246,101	92,156	51,188	—	389,445
Net asset (liability) funding gap	(46,213)	(70,919)	158,826	14,634	$56,328

Cumulative net asset (liability) funding gap	($46,213)	($117,132)	$41,694	$56,328

Liquidity. Liquidity refers to readily available funds to meet the needs of borrowers and depositors. Levels of liquidity are closely monitored in conjunction with loan funding requirements and deposit outflows. Adequate liquidity protects institutions from raising funds under duress at excessive expense and provides a necessary cushion for occasional unpredictable aberrations in demand. While adequate liquidity is imperative, excessive liquidity in lower yielding cash investments or other easily marketable assets reduces potential interest income. Thus, an appropriate balance must be maintained to protect the institution and at the same time, prudently maximize income opportunities. Sources of liquidity from both assets and liabilities include federal funds sold, securities available for sale, loan repayments, core deposits, Federal Home Loan Bank advances and a federal funds purchase credit facility.

The following tables provide information about the Bank’s contractual obligations and commitments at March 31, 2004 (in thousands):

Contractual Obligations

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Long-term borrowings	$24	$10,052	$10,562	$—	$20,638
Lease commitments	356	745	679	602	2,382
Subordinated debentures	—	—	—	10,000	10,000

Totals	$380	$10,797	$11,241	$10,602	$33,020

Unused Loan Commitments and Letters of Credit

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Unused loan commitments	$40,997	$21,913	$1,924	$14,543	$79,377
Standby letters of credit	776	114	3,000	—	$3,890

Totals	$41,773	$22,027	$4,924	$14,543	$83,267

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision of and with the participation of the registrant’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on that evaluation, the registrant’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.

(a)	Exhibits

Exhibit 31.1 CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K Report, dated January 22, 2004 was filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dearborn Bancorp, Inc. (Registrant)

/s/ John E. Demmer John E. Demmer Chairman

/s/ Michael J. Ross Michael J. Ross President and Chief Executive Officer

/s/ Jeffrey L. Karafa Jeffrey L. Karafa Treasurer and Chief Financial Officer

Date: May 10, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX - 31.1	Certification of Chief Executive Officer pursuant to Section 302

EX - 31.2	Certification of Chief Financial Officer pursuant to Section 302

EX - 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX - 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002