Form 10-Q
period 2004-06-30
DEARBORN BANCORP INC /MI/
filed 2004-08-12
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2004.

Commission file number 000-24478.

DEARBORN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3073622

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1360 Porter Street, Dearborn, MI           48124

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

Yes [X]   No [  ]

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of July 31, 2004.

Class	Shares Outstanding

Common Stock	4,403,087

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the 1934 Securities and Exchange Act).

Yes [  ]   No [X]

DEARBORN BANCORP, INC.
INDEX

Part I. Financial Information:
Item 1. Financial Statements
The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:	Page

Independent Accountants’ Report	3
Consolidated Balance Sheets – June 30, 2004, December 31, 2003 and June 30, 2003	4
Consolidated Statements of Income — For the Three and Six Months Ended June 30, 2004 and 2003	5
Consolidated Statements of Comprehensive Income — For the Three and Six Months Ended June 30, 2004 and 2003	6
Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2004 and 2003	7
Notes to Consolidated Financial Statements	8-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	12-25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26-28
Item 4. Controls and Procedures	29
Part II. Other Information:
Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 6. Exhibits and Reports on Form 8-K	31
Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 5 Other Information
SIGNATURES	32
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO
Underwriting Agreement

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan

We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of June 30, 2004 and 2003, the related consolidated statements of income and comprehensive income for the three and six month periods then ended, and the related consolidated statements of cash flows for the six month periods then ended. These financial statements are the responsibility of the Corporation’s management.

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

/s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
July 31, 2004

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	06/30/04	12/31/03	06/30/03
ASSETS
Cash and cash equivalents
Cash and due from banks	$7,759	$5,172	$9,393
Federal funds sold	3,422	7,651	6,162
Interest bearing deposits with banks	125	8,325	3,425

Total cash and cash equivalents	11,306	21,148	18,980
Mortgage loans held for sale	1,415	1,505	13,053
Securities, available for sale	12,859	16,948	27,411
Federal Home Loan Bank stock	1,098	1,073	1,047
Loans
Loans	439,776	400,958	327,383
Allowance for loan loss	(4,894)	(4,314)	(3,514)

Net loans	434,882	396,644	323,869
Premises and equipment, net	10,404	5,554	5,680
Real estate owned	207	—	—
Accrued interest receivable	1,431	1,461	1,329
Other assets	1,850	1,742	1,691

Total assets	$475,452	$446,075	$393,060

LIABILITIES
Deposits
Non-interest bearing deposits	$41,565	$39,081	$42,008
Interest bearing deposits	364,265	340,538	286,489

Total deposits	405,830	379,619	328,497
Other liabilities
Federal Home Loan Bank advances	20,638	20,638	20,660
Other liabilities	886	463	1,002
Accrued interest payable	823	754	617
Subordinated debentures	10,000	10,000	10,000

Total liabilities	438,177	411,474	360,776
STOCKHOLDERS’ EQUITY
Common stock - 5,000,000 shares authorized, 3,136,987 shares at 06/30/04, 3,089,567 shares at 12/31/03; and 3,067,747 shares at 06/30/03	37,286	34,451	32,229
Retained earnings	187	128	14
Accumulated other comprehensive income (loss)	(198)	22	41

Total stockholders’ equity	37,275	34,601	32,284
Total liabilities and stockholders’ equity	$475,452	$446,075	$393,060

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	06/30/04	06/30/03	06/30/04	06/30/03
Interest income
Interest on loans, including fees	$6,750	$5,452	$13,154	$10,452
Interest on securities, available for sale	67	189	138	388
Interest on federal funds	22	52	38	130
Interest on deposits with banks	10	39	17	79

Total interest income	6,849	5,732	13,347	11,049
Interest expense
Interest on deposits	1,703	1,890	3,363	3,843
Interest on other borrowings	231	230	462	460
Interest on subordinated debentures	100	123	223	245

Total interest expense	2,034	2,243	4,048	4,548

Net interest income	4,815	3,489	9,299	6,501
Provision for loan losses	281	511	505	739

Net interest income after provision for loan	4,534	2,978	8,794	5,762

Non-interest income
Service charges on deposit accounts	136	110	268	213
Fees for other services to customers	46	6	58	15
Gain on the sale of loans	231	675	374	1,301
Gain on the sale of investment securities	—	79	—	79
Loss on the sale of real estate	(3)	—	(3)	—
Other income	9	36	28	49

Total non-interest income	419	906	725	1,657
Non-interest expenses
Salaries and employee benefits	1,852	1,538	3,669	3,046
Commissions on the origination of loans	87	291	150	560
Occupancy and equipment expense	365	349	724	671
Advertising and marketing	80	62	157	144
Stationery and supplies	73	84	144	185
Professional services	99	114	214	212
Data processing	76	71	147	135
Other operating expenses	216	226	434	439

Total non-interest expenses	2,848	2,735	5,639	5,392

Income before income tax provision	2,105	1,149	3,880	2,027
Income tax provision	715	390	1,316	688

Net income	$1,390	$759	$2,564	$1,339

Per share data:
Net income — basic	$0.44	$0.25	$0.82	$0.44
Net income — diluted	$0.40	$0.23	$0.75	$0.42
Weighted average number of shares outstanding — basic	3,124,815	3,055,820	3,112,582	3,043,846
Weighted average number of shares outstanding - diluted	3,456,470	3,323,457	3,428,738	3,182,299

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	06/30/04	06/30/03	06/30/04	06/30/03
Net income	$1,390	$759	$2,564	$1,339
Other comprehensive loss, net of tax
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(38)	35	(334)	20
Less: reclassification adjustment for gains included in net income	—	(79)	—	(79)
Tax effects	14	15	114	20

Other comprehensive loss	(24)	(29)	(220)	(39)

Comprehensive income	$1,366	$730	$2,344	$1,300

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In thousands)	6/30/04	6/30/03
Cash flows from operating activities
Interest and fees received	$13,368	$10,980
Interest paid	(3,695)	(4,540)
Taxes paid	(840)	(1,000)
Proceeds from sale of mortgages held for sale	22,946	81,158
Origination of mortgages held for sale	(22,622)	(83,058)
Cash paid to suppliers and employees	(5,424)	(4,892)

Net cash provided by (used in) operating activities	3,733	(1,352)
Cash flows from investing activities
Proceeds from maturities of securities available for sale	4,000	7,500
Proceeds from call of securities available for sale	10	—
Proceeds from sales of securities available for sale	2,120	3,079
Proceeds from repayments of securities available for sale	265	612
Purchases of securities available for sale	(2,649)	(16,412)
Purchases of Federal Home Loan Bank stock	(25)	(14)
Increase in loans, net of payments received	(38,743)	(59,961)
Purchases of property and equipment	(5,096)	(626)

Net cash used in investing activities	(40,118)	(65,822)
Cash flows from financing activities
Net increase in non-interest bearing deposits	2,484	9,551
Net increase in interest bearing deposits	23,728	56,860
Stock option exercise	330	293

Net cash provided by financing activities	26,542	66,704
Decrease in cash and cash equivalents	(9,843)	(470)
Cash and cash equivalents at the beginning of the period	21,148	19,450

Cash and cash equivalents at the end of the period	$11,305	$18,980

Reconciliation of net income to net cash provided by (used in) operating activities
Net income	$2,564	$1,339
Adjustments to reconcile net income to net cash provided by (used in) operating activities Provision for loan losses	505	739
Depreciation and amortization expense	246	222
Accretion of discount on investment securities	(2)	(4)
Amortization of premium on investment securities	11	50
Gain on the sale of securities, available for sale	—	(79)
(Increase) decrease in mortgages held for sale	90	(3,201)
(Increase) decrease in interest receivable	42	(69)
Increase in interest payable	69	8
Increase in other assets	(214)	(305)
Increase (decrease) in other liabilities	422	(52)

Net cash provided by (used in) operating activities	$3,733	($1,352)

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

The consolidated financial statements of the Corporation as of June 30, 2004 and 2003, and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements as of June 30, 2004 and 2003, and for the three and six month periods ended June 30, 2004 and 2003 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2003 Annual Report to Stockholders on Form 10-K.

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

	Three Months Ended		Six Months Ended
	06/30/04	06/30/03	06/30/04	06/30/03
Net income
As reported	$1,390	$759	$2,564	$1,339
Less: stock-based compensation expense determined under fair value based method	—	353	9	698

Pro forma	$1,390	$406	$2,555	$641

Basic income per share
As reported	$0.44	$0.25	$0.82	$0.44
Pro forma	$0.44	$0.13	$0.82	$0.21
Diluted income per share
As reported	$0.40	$0.23	$0.75	$0.42
Pro forma	$0.40	$0.12	$0.75	$0.20

     Stock options vest after a six month period from date of grant. No options were granted in 2004. The pro forma effects are computed using option pricing models and the assumptions for the 2003 grants were a risk-free interest rate of 3.55%, expected life of seven years, and expected volatility of 25.55%.

B.	Securities Available For Sale

The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

	June 30, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage backed securities	$941	$15	$—	$956
Corporate debt securities	8,219	—	—	8,219
FHLMC preferred stock	4,000	—	(316)	3,684

Totals	$13,160	$15	($316)	$12,859

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US Treasury securities	$2,011	$2	$—	$2,013
Mortgage backed securities	1,194	31	—	1,225
Corporate debt securities	9,710	—	—	9,710
FHLMC preferred stock	4,000	—	—	4,000

Totals	$16,915	$33	$—	$16,948

The amortized cost and estimated market value of securities available for sale at June 30, 2004 by contractual maturity are shown below (in thousands):

		Estimated
	Amortized	Market
	Cost	Value
Due in over ten years	$8,219	$8,219
Mortgage backed securities	941	956
FHLMC preferred stock	4,000	3,684

Totals	$13,160	$12,859

The entire portfolio has a net unrealized loss of $301,000 at June 30, 2004. The Bank holds a floating rate issue of preferred stock of the Federal Home Loan Mortgage Corporation that has an unrealized loss of $316,000. This unrealized loss is primarily caused by the floating rate characteristic of this security and its market value is expected to improve as interest rates rise. The Corporation does not expect to realize a loss as a result of holding this security. The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Stock Option Plan

Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 747,790 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.

A summary of the option activity for the six months ended June 30, 2004 is as follows:

			Weighted
	Available		Average
	For	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2004	—	590,957	$9.48
Granted	—	—	—
Exercised	—	(47,425)	7.66

Outstanding at June 30, 2004	—	543,532	$9.64

For the options outstanding at June 30, 2004, the range of exercise prices was $4.84 to $18.69 per share with a weighted-average remaining contractual term of 6.6 years. At June 30, 2004, 543,532 options were exercisable at weighted average exercise price of $9.64 per share. Stock options for 109,780 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2003 because they were antidilutive. There were no antidilutive shares for the six months ended June 30, 2004.

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

Recent Developments

Acquisition of Bank of Washtenaw. On July 16, 2004, the Corporation entered into a definitive agreement to acquire the Bank of Washtenaw (“Washtenaw”), a wholly owned subsidiary of Pavillion Bancorp, Inc. for $15,000,000 in cash. Washtenaw, which was founded in January 2001, has its main office in Saline, Michigan with a branch office and an administrative office in Ann Arbor, Michigan. As of June 30, 2004, Washtenaw had total assets of $72,590,000, gross loans of $65,926,000 and total deposits of $61,684,000. The acquisition is subject to regulatory approvals and standard closing conditions.

Sale of Common Stock. The Corporation announced the sale of 1,265,000 shares of its common stock at $26.00 per share in a firm commitment underwritten offering lead managed by Oppenheimer & Co., Inc. and co-managed by Howe Barnes Investments, Inc. The underwriters have a 30 day option to purchase up to an additional 189,750 shares of common stock from the Company solely to cover over-allotments. The offering was priced on July 19, 2004 and closed on July 23, 2004. The Corporation intends to use $15 million of the net proceeds for the acquisition of the Bank of Washtenaw. The Corporation will the use remaining net proceeds to increase its capital position in anticipation of future growth, and for other general corporate purposes.

Results of Operations

The Corporation reported net income of $1,390,000 and $2,564,000 for the three and six month periods ended June 30, 2004, compared to net income of $759,000 and $1,339,000 for the three month and six month periods ended June 30, 2003. The increase in net income was primarily due to the improvement in net interest income. The increase in net interest income was partially offset by the decrease in non-interest income. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios and the decreasing cost of deposits during the period. The increase in loans was partially funded with short term investments such as interest bearing deposits with banks, federal funds sold and floating rate securities, which carry a lower yield than loans.

Net Interest Income

2004 Compared to 2003. As noted on the two charts on the following pages, net interest income for the three and six month periods ended June 30, 2004 was $4,815,000 and $9,299,000, compared to $3,489,000 and $6,501,000 for the same periods ended June 30, 2003, an increase of $1,326,000 or 38% and $2,798,000 or 43%, respectively. This increase was caused primarily by the decreasing cost of interest bearing liabilities and the redeployment of interest bearing deposits with banks, federal funds sold and securities, available for sale into loans. The Corporation’s interest rate spread was 3.98% and 3.93% for the three and six month periods ended June 30, 2004, compared to 3.32% and 3.15% for the same periods in 2003. The Corporation’s interest rate margin was 4.25% and 4.21% for the three and six month periods ended June 30, 2004, compared to 3.70% and 3.59 for the same periods in 2003.

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

The following tables set forth certain information relating to the Corporation’s consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the loan category.

	Three months ended			Three months ended
	June 30, 2004			June 30, 2003
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$4,672	$10	0.86%	$16,957	$52	1.23%
Federal funds sold	8,800	22	1.01%	13,370	39	1.17%
Investment securities, available for sale	13,449	67	2.00%	29,390	189	2.59%
Loans	428,498	6,750	6.34%	319,084	5,452	6.87%

Sub-total earning assets	455,419	6,849	6.05%	378,801	5,732	6.09%
Other assets	19,137			13,440

Total assets	$474,556			$392,241

Liabilities and stockholders’ equity
Interest bearing deposits	$364,424	$1,703	1.88%	$295,443	$1,890	2.57%
Other borrowings	30,638	331	4.35%	30,660	353	4.63%

Sub-total interest bearing liabilities	395,062	2,034	2.07%	326,103	2,243	2.77%
Non-interest bearing deposits	41,692			32,708
Other liabilities	925			1,391
Stockholders’ equity	36,877			32,039

Total liabilities and stockholders’ equity	$474,556			$392,241

Net interest income		$4,815			$3,489

Net interest rate spread			3.98%			3.32%

Net interest margin on earning assets			4.25%			3.70%

	Six months ended			Six months ended
	June 30, 2004			June 30, 2003
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$3,651	$17	0.94%	$21,961	$130	1.20%
Federal funds sold	$8,036	38	0.96%	$13,611	79	1.17%
Investment securities, available for sale	14,119	138	1.98%	27,293	388	2.87%
Loans	420,622	13,154	6.32%	303,214	10,452	6.97%

Sub-total earning assets	446,428	13,347	6.05%	366,079	11,049	6.10%
Other assets	17,411			13,405

Total assets	$463,839			$379,484

Liabilities and stockholders’ equity
Interest bearing deposits	$356,679	$3,363	1.91%	$281,144	$3,843	2.76%
Other borrowings	30,638	685	4.52%	30,660	705	4.65%

Sub-total interest bearing liabilities	387,317	4,048	2.11%	311,804	4,548	2.95%
Non-interest bearing deposits	39,204			34,663
Other liabilities	1,096			1,434
Stockholders’ equity	36,222			31,583

Total liabilities and stockholders’ equity	$463,839			$379,484

Net interest income		$9,299			$6,501

Net interest rate spread			3.93%			3.15%

Net interest margin on earning assets			4.21%			3.59%

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

	Three Months Ended			Six Months Ended
	June 30, 2004/2003			June 30, 2004/2003
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	($26)	($16)	($42)	($85)	($28)	($113)
Federal funds sold	(11)	(6)	(17)	(26)	(15)	(41)
Investment securities, available for sale	(79)	(43)	(122)	(130)	(120)	(250)
Loans	1,726	(428)	1,298	3,681	(979)	2,702

Total earning assets	$1,610	($493)	$1,117	$3,440	($1,142)	$2,298

Liabilities
Interest bearing deposits	$325	($512)	($187)	$725	($1,205)	($480)
Other borrowings	—	(22)	(22)	—	(20)	(20)

Total interest bearing liabilities	$325	($534)	($209)	$725	($1,225)	($500)

Net interest income			$1,326			$2,798

Net interest rate spread			0.66%			0.78%

Net interest margin on earning assets			0.55%			0.62%

Provision for Loan Losses

2004 Compared to 2003. The provision for loan losses was $281,000 and $505,000 for the three and six month periods ended June 30, 2004, compared to $511,000 and $739,000 for the same periods in 2003, a decrease of $230,000 or 45% for the three month period and $234,000 or 32% for the six month period. The provision for loan losses for the three and six month periods ended June 30, 2004 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

Non-interest Income

2004 Compared to 2003. Non-interest income was $419,000 and $725,000 for the three and six month periods ended June 30, 2004, compared to $906,000 and $1,657,000 for the same periods in 2003, a decrease of $487,000 or 54% for the three month period and $932,000 or 56% for the six month period. The decrease was primarily due to the decrease in the gain on the sale of loans during the period. The volume of mortgage loans sold decreased during the period as a result of increased interest rates and a decrease in the size of the mortgage origination staff. Management expects the gain on sale of loans to continue at current levels during 2004.

Non-interest Expense

2004 Compared to 2003. Non-interest expense was $2,848,000 and $5,639,000 for the three and six month periods ended June 30, 2004, compared to $2,735,000 and $5,392,000 for the same periods in 2003, an increase of $113,000 or 4% for the three month period and $247,000 or 5% for the six month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $1,852,000 and $3,669,000 for the three and six month periods ended June 30, 2004, compared to $1,538,000 and $3,046,000 for the same periods in 2003, an increase of $314,000 or 20% for the three month period and $623,000 or 20% for the six month period. The primary factors for the increase in salaries and benefits expense were the addition of one branch office in May 2003 and the expansion of the commercial lending and operations departments. As of June 30, 2004, the number of full time equivalent employees was 124 compared to 113 as of June 30, 2003. Salaries and employee benefits will continue to increase as a result of general staff increases.

Commissions on the origination of loans amounted to $87,000 and $150,000 for the three and six month periods ended June 30, 2004, compared to $291,000 and $560,000 for the same periods in 2003, a decrease of $204,000 or 70% for the three month period and $410,000 or 73% for the six month period. The primary reason for the decrease in the commissions on the origination of loans was the decrease in the volume of loans originated during the period. Management expects the commissions paid on the origination of loans to continue at current levels during 2004.

The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $365,000 and $724,000 for the three and six month periods ended June 30, 2004, compared to $349,000 and $671,000 for the same periods in 2003, an increase of $16,000 or 5% for the three month period and $53,000 or 8% for the six month period. The primary factor in the increase in occupancy and equipment expense was the opening of the regional lending center in Auburn Hills, Michigan.

Income Tax Provision

2004 Compared to 2003. The income tax expense was $715,000 and $1,316,000 for the three and six month periods ended June 30, 2004, compared to $390,000 and $688,000 for the same periods in 2003, an increase of 325,000 or 83% for the three month period and $628,000 or 91% for the six month period. The increase was primarily a result of increased pre-tax income.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Assets. Total assets at June 30, 2004 were $475,452,000 compared to $446,075,000 at December 31, 2003, an increase of $29,377,000 or 7%. The increase was primarily due to the increase in loans during the period.

Federal Funds Sold. Total federal funds sold at June 30, 2004 were $3,422,000 compared to $7,651,000 at December 31, 2003, a decrease of $4,229,000 or 55%. The decrease was primarily due to the short term deployment of funds that were received as a result of an increase in deposits. Available funds are deployed into federal funds sold until they can be utilized to fund loan volume.

Interest bearing deposits with banks. Total interest bearing deposits with banks at June 30, 2004 were $125,000 compared to $8,325,000 at December 31, 2003, a decrease of $8,200,000 or 98%. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2004 were $1,415,000 compared to $1,505,000 at December 31, 2003, a decrease of $90,000 or 6%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.

Securities — Available for Sale. Total securities, available for sale, at June 30, 2004 were $12,859,000 compared to $16,948,000 at December 31, 2003, a decrease of $4,089,000 or 24%. The decrease was due to the maturity and sale of securities, available for sale during the first half of 2004. The funds from the sale of these securities were utilized to fund loan volume.

Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,098,000 at June 30, 2004, compared to $1,073,000 at December 31, 2003, an increase of $25,000 or 2%.

Loans. Total loans at June 30, 2004 were $439,776,000 compared to $400,958,000 at December 31, 2003, an increase of $38,818,000 or 10%. The increase was primarily due to the continued expansion of the commercial lending department during the past twelve months. This expansion included the addition of two experienced loan officers during the last twelve months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	06/30/04	12/31/03	06/30/03
Consumer loans	$26,045	$25,200	$21,521
Commercial, financial, & other	76,067	68,922	59,623
Commercial real estate construction	55,933	50,087	41,698
Commercial real estate mortgages	235,471	208,305	172,205
Residential real estate mortgages	46,260	48,444	32,336

	439,776	400,958	327,383
Allowance for loan losses	(4,894)	(4,314)	(3,514)

	$434,882	$396,644	$323,869

The following is a summary of non-performing assets and problems loans (in thousands):

	06/30/04	12/31/03	06/30/03
Over 90 days past due and still accruing	$85	$19	$34
Non-accrual loans	1,674	2,056	2,564
Renegotiated loans	—	—	—
Other real estate owned	207	—	—

	$1,966	$2,075	$2,598

Non-accrual loans at June 30, 2004 were $1,674,000, of which, $791,000 was related to one commercial loan relationship that is well secured. The remaining non-accrual loans consisted of one slow paying home equity loan with a balance of $28,000, one slow paying construction loan with a balance of $525,000 and two well-secured residential mortgage loans with balances of $212,000 and $118,000.

Allowance for Loan Losses. The allowance for loan losses was $4,894,000 at June 30, 2004 compared to $4,314,000 at December 31, 2003, an increase of $580,000 or 13%. The increase resulted from provisions recorded during the six months ended June 30, 2004 and a net recovery of $75,000 during the six months ended June 30, 2004 and responds to the growth of the loan portfolio as well as the mix of loans and levels of nonperforming loans. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	06/30/04	12/31/03	06/30/03
Balance, beginning of year	$4,314	$2,875	$2,875
Charge-offs:
Consumer loans	5	38	16
Commercial, financial & other	—	141	100
Commercial real estate construction	—	50	—
Commercial real estate mortgages	—	124	—
Residential real estate mortgages	32	—	—
Recoveries:
Consumer loans	11	13	4
Commercial, financial & other	40	30	12
Commercial real estate construction	—	50	—
Commercial real estate mortgages	61	—	—
Residential real estate mortgages	—	—	—

Net charge-offs	(75)	260	100
Additions charged to operations	505	1,699	739

Balance, end of period	$4,894	$4,314	$3,514

Allowance to total loans	1.11%	1.08%	1.07%

Allowance to nonperforming assets	248.93%	207.90%	136.20%

Net charge-offs to average loans	-0.02%	0.08%	0.04%

Premises and Equipment. Bank premises and equipment at June 30, 2004 was $10,404,000 compared to $5,554,000 at December 31, 2003, an increase of $4,850,000 or 87%. The increase in premises and equipment was primarily due to the purchase and renovation of the Bank’s operation center in Allen Park, Michigan.

Accrued Interest Receivable. Accrued interest receivable at June 30, 2004 was $1,431,000 compared to $1,461,000 at December 31, 2003, a decrease of $30,000 or 2%. The increase was primarily due to the timing of loan payments.

Real Estate Owned. Real estate owned at June 30, 2004 was $207,000 compared to $0 at December 31, 2003. The increase was due to the Bank’s foreclosure of one commercial loan, which was collateralized by three residential properties. These properties are in good condition with recently appraised values of $277,000.

Other Assets. Other assets at June 30, 2004 were $1,850,000 compared to $1,742,000 at December 31, 2003, an increase of $108,000 or 6%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at June 30, 2004 were $405,830,000 compared to $379,619,000 at December 31, 2003, an increase of $26,211,000 or 7%. The following is a summary of the distribution of deposits (in thousands):

	06/30/04	12/31/03	6/30/2003
Non-interest bearing:
Demand	$41,565	$39,081	$42,008

Interest bearing:
Checking	$19,472	$24,069	$25,417
Money market	15,232	10,998	14,587
Savings	110,251	126,596	99,666
Time, under $100,000	74,041	65,120	66,571
Time, $100,000 and over	145,269	113,755	80,248

	364,265	340,538	286,489

Total deposits	$405,830	$379,619	$328,497

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

The Bank has enacted a strategy to utilize public funds to a higher degree. The Bank will also utilize brokered deposits. The Bank has designated a public funds officer to coordinate and manage these efforts. Public funds consist of interest checking and time deposits of local governmental units. They are the result of strong relationships between the Bank and the communities in the Bank’s marketing area and are considered by the Bank to be core deposits. The following is a summary of the distribution of municipal deposits (in thousands):

	06/30/04	12/31/03	06/30/03
Interest bearing checking	$8,781	$14,419	$15,326
Time, $100,000 and over	57,586	46,580	21,648

Total municipal deposits	$66,367	$60,999	$36,974

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $6,050,000, $1,330,000 and $0 at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $20,638,000 at June 30, 2004 and December 31, 2003.

Other Liabilities. Other liabilities at June 30, 2004 were $886,000 compared to $463,000 at December 31, 2003, an increase of $423,000 or 91%. The increase was primarily due to the increase in expenses payable during the period.

Accrued Interest Payable. Accrued interest payable at June 30, 2004 was $823,000 compared to $754,000 at December 31, 2003, an increase of $69,000 or 9%. The increase was primarily due to the increasing amount of interest bearing deposits during the period.

Subordinated Debentures. Subordinated debentures were $10,000,000 at June 30, 2004 and December 31, 2003. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into the Bank to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $285,000 at June 30, 2004.

Capital

Stockholders’ equity at June 30, 2004 was $37,275,000 compared to $34,601,000 as of December 31, 2003, an increase of $2,674,000 or 8%.

The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2004
Total capital (to risk weighted assets)
Consolidated	$52,169	11.20%	$37,253	8.00%	$46,566	10.00%
Bank	49,031	10.59%	37,052	8.00%	46,315	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	47,275	10.15%	18,626	4.00%	27,940	6.00%
Bank	44,137	9.53%	18,526	4.00%	27,789	6.00%
Tier 1 capital (to average assets)
Consolidated	47,275	9.96%	18,982	4.00%	23,728	5.00%
Bank	44,137	9.39%	18,796	4.00%	23,496	5.00%
As of December 31, 2003
Total capital (to risk weighted assets)
Consolidated	$48,893	11.80%	$33,237	8.00%	$41,547	10.00%
Bank	42,763	10.50%	32,701	8.00%	40,877	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	44,579	10.70%	16,639	4.00%	24,928	6.00%
Bank	38,449	9.40%	16,351	4.00%	24,526	6.00%
Tier 1 capital (to average assets)
Consolidated	44,579	10.20%	17,460	4.00%	21,825	5.00%
Bank	38,449	9.00%	17,113	4.00%	21,391	5.00%

Based on the respective regulatory capital ratios at June 30, 2004 and December 31, 2003, the Corporation and Bank are considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2004, which are expected to mature or reprice in each of the time periods shown below.

	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$3,422	$—	$—	$—	$3,422
Interest bearing deposits with Banks	125	—	—	—	125
Mortgage loans held for sale	1,415	—	—	—	1,415
Securities available for sale	8,219	3,684	61	895	12,859
Federal Home Loan Bank stock	1,098	—	—	—	1,098
Total loans, net of non-accrual	187,572	18,185	216,107	16,238	438,102

Total earning assets	201,851	21,869	216,168	17,133	457,021
Interest bearing liabilities
Total interest bearing deposits	208,686	90,878	64,701	—	364,265
Federal Home Loan Bank advances	—	—	20,638	—	20,638
Trust preferred securities	10,000	—	—	—	10,000

Total interest bearing liabilities	218,686	90,878	85,339	—	394,903
Net asset (liability) funding gap	(16,835)	(69,009)	130,829	17,133	$62,118

Cumulative net asset (liability) funding gap	($16,835)	($85,844)	$44,985	$62,118

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

The following tables provide information about the Bank’s contractual obligations and commitments at June 30, 2004 (in thousands):

Contractual Obligations

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Long-term borrowings	$24	$10,052	$10,562	—	$20,638
Lease commitments	360	735	651	720	2,466
Subordinated debentures	—	—	—	10,000	10,000

Totals	$384	$10,787	$11,213	$10,720	$33,104

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Unused loan commitments	$56,786	$12,609	$1,216	$14,969	$85,580
Standby letters of credit	2,199	—	3,000	—	5,199

Totals	$58,985	$12,609	$4,216	$14,969	$90,779

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the registrant that is required to be included in the periodic SEC filings.

Internal Controls Over Financial Reporting – There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The corporation held its regular annual meeting on May 18, 2004. At this meeting, there were several matters submitted to a vote of the security holders.

The first matter was the re-election of directors. Four directors were re-elected to serve three-year terms expiring in 2007. The voting results for each nominee were as follows:

Nominee	Total For

Margaret I. Campbell John E. Demmer Michael V. Dorian, Jr. Donald G. Karcher	2,680,390 2,661,652 2,679,491 2,664,375

There were no votes against any nominee.

The second matter was the election of a director. Mr. William J. Demmer was elected to serve a one year term expiring in 2005. The voting results for the nominee were as follows:

Nominee	Total For

William J. Demmer	2,659,205

There were no votes against this nominee.

The final matter was the consideration of an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock to 10,000,000 shares. The amendment passed. The voting results were:

Total For	Total Against

2,663,316	14,683

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.

(a)	Exhibits

Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Underwriting agreement dated July 20, 2004 by and among the registrant, Oppenheimer & Co., Inc. and Howe Barnes Investments, Inc.

(b)	Three Form 8-K Reports, dated April 20, 2004, May 18, 2004 and June 25, 2004 were filed during the quarter ended June 30, 2004.

(c)	A Form S-2 Report, dated June 25, 2004 was filed during the quarter ended June 30, 2004.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dearborn Bancorp, Inc.
(Registrant)

/s/ John E. Demmer

John E. Demmer
Chairman

/s/ Michael J. Ross

Michael J. Ross
President and Chief Executive Officer

/s/ Jeffrey L. Karafa

Jeffrey L. Karafa
Treasurer and Chief Financial Officer

Date: August 10, 2004

EXHIBIT INDEX

NO.	DESCRIPTION
Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Underwriting agreement dated July 20, 2004 by and among the registrant, Oppenheimer & Co., Inc. and Howe Barnes Investments, Inc.