Form 10-Q
period 2004-09-30
DEARBORN BANCORP INC /MI/
filed 2004-11-12
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2004.

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

     Yes      X           No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of October 31, 2004.

Class	Shares Outstanding
Common Stock	4,545,210

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the 1934 Securities and Exchange Act).

     Yes                 No      X

DEARBORN BANCORP, INC.
INDEX

		Page
Part I.	Financial Information:
Item 1.	Financial Statements
	The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:
	Independent Accountants’ Report	3
	Consolidated Balance Sheets — September 30, 2004, December 31, 2003 and September 30, 2003	4
	Consolidated Statements of Income — For the Three and Nine Months Ended September 30, 2004 and 2003	5
	Consolidated Statements of Comprehensive Income — For the Three and Nine Months Ended September 30, 2004 and 2003	6
	Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2004 and 2003	7
	Notes to Consolidated Financial Statements	8 - 11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	12 - 26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27 - 29
Item 4.	Controls and Procedures	30
Part II.	Other Information:
	Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:
	Item 6. Exhibits and Reports on Form 8-K	31
	Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:
	Item 1. Legal Proceedings
	Item 2. Changes in Securities and Use of Proceeds
	Item 3. Defaults upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5 Other Information
SIGNATURES		32
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certifications Pursuant to Section 906
Certifications Pursuant to Section 906

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan

We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of September 30, 2004 and 2003, the related consolidated statements of income and comprehensive income for the three and nine month periods then ended, and the related consolidated statements of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
October 25, 2004

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)
	9/30/04	12/31/03	9/30/03

ASSETS
Cash and cash equivalents
Cash and due from banks	$6,343	$5,172	$6,182
Federal funds sold	11,636	7,651	7,384
Interest bearing deposits with banks	29,600	8,325	128

Total cash and cash equivalents	47,579	21,148	13,694
Mortgage loans held for sale	1,533	1,505	2,727
Investment securities, available for sale	39,516	16,948	11,933
Federal Home Loan Bank stock	1,111	1,073	1,060
Loans
Loans	474,111	400,958	374,963
Allowance for loan loss	(5,188)	(4,314)	(4,016)

Net loans	468,923	396,644	370,947
Premises and equipment, net	10,987	5,554	5,586
Real estate owned	357	—	—
Accrued interest receivable	1,648	1,461	1,377
Other assets	2,439	1,742	1,963

Total assets	$574,093	$446,075	$409,287

LIABILITIES
Deposits
Non-interest bearing deposits	$45,136	$39,081	$36,032
Interest bearing deposits	423,878	340,538	307,793

Total deposits	469,014	379,619	343,825
Other liabilities
Federal Home Loan Bank advances	20,614	20,638	20,638
Other liabilities	1,140	463	726
Accrued interest payable	928	754	651
Subordinated debentures	10,000	10,000	10,000

Total liabilities	501,696	411,474	375,840
STOCKHOLDERS’ EQUITY
Common stock — 5,000,000 shares authorized, 4,538,958 shares at 09/30/04, 3,089,567 shares at 12/31/02; and 3,083,460 shares at 09/30/03	71,370	34,451	32,379
Retained earnings	1,590	128	1,037
Accumulated other comprehensive loss	(563)	22	31

Total stockholders’ equity	72,397	34,601	33,447
Total liabilities and stockholders’ equity	$574,093	$446,075	$409,287

                  The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	09/30/04	09/30/03	09/30/04	09/30/03

Interest income
Interest on loans, including fees	$7,142	$6,035	$20,296	$16,487
Interest on securities, available for sale	155	62	293	450
Interest on federal funds	49	18	87	97
Interest on deposits with banks	80	1	97	131

Total interest income	7,426	6,116	20,773	17,165
Interest expense
Interest on deposits	2,080	1,613	5,443	5,456
Interest on other borrowings	234	235	696	695
Interest on subordinated debentures	109	123	332	368

Total interest expense	2,423	1,971	6,471	6,519
Net interest income	5,003	4,145	14,302	10,646
Provision for loan losses	369	671	874	1,410

Net interest income after provision for loan	4,634	3,474	13,428	9,236

Non-interest income
Service charges on deposit accounts	141	117	409	330
Fees for other services to customers	(10)	7	24	22
Gain on the sale of loans	119	605	493	1,906
Gain on the sale of investment securities	—	10	—	89
Loss on the sale of real estate	—	—	(3)	—
Other income	(4)	33	48	82

Total non-interest income	246	772	971	2,429
Non-interest expenses
Salaries and employee benefits	1,868	1,534	5,537	4,579
Commissions on the origination of loans	52	253	202	814
Occupancy and equipment expense	322	369	1,046	1,040
Advertising and marketing	66	64	223	208
Stationery and supplies	81	82	225	267
Professional services	67	68	281	280
Data processing	82	86	229	241
Other operating expenses	217	265	651	684

Total non-interest expenses	2,755	2,721	8,394	8,113
Income before income tax provision	2,125	1,525	6,005	3,552
Income tax provision	723	515	2,039	1,203

Net income	$1,402	$1,010	$3,966	$2,349

Per share data:
Net income — basic	$0.34	$0.33	$1.15	$0.77
Net income — diluted	$0.31	$0.30	$1.04	$0.70
Weighted average number of shares outstanding — basic	4,158,113	3,074,513	3,463,636	3,054,181
Weighted average number of shares outstanding — diluted	4,502,741	3,371,891	3,801,828	3,349,608

           The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)	Three Months Ended		Nine Months Ended
	09/30/04	09/30/03	09/30/04	09/30/03

Net income	$1,402	$1,010	$3,966	$2,349
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(552)	(6)	(886)	14
Less: reclassification adjustment for gains included in net income	—	(10)	—	(89)
Tax effects	187	6	301	27

Other comprehensive loss	(365)	(10)	(585)	(48)

Comprehensive income	$1,037	$1,000	$3,381	$2,301

       The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)	Nine Months Ended
	9/30/04	9/30/03

Cash flows from operating activities
Interest and fees received	$20,447	$17,048
Interest paid	(5,965)	(6,477)
Taxes paid	(1,500)	(1,825)
Proceeds from sale of mortgages held for sale	32,667	129,111
Origination of mortgages held for sale	(32,343)	(120,080)
Cash paid to suppliers and employees	(8,243)	(7,446)

Net cash provided by operating activities	5,063	10,331
Cash flows from investing activities
Proceeds from maturities of securities available for sale	11,000	19,575
Proceeds from call of securities available for sale	325	—
Proceeds from sales of securities available for sale	5,884	6,089
Proceeds from repayments of securities available for sale	326	882
Purchases of securities available for sale	(40,949)	(16,412)
Purchases of Federal Home Loan Bank stock	(38)	(27)
Increase in loans, net of payments received	(73,153)	(107,709)
Purchases of property and equipment	(5,812)	(657)

Net cash used in investing activities	(102,417)	(98,259)
Cash flows from financing activities
Net increase in non-interest bearing deposits	6,055	3,575
Net increase in interest bearing deposits	83,340	78,164
Repayments of Federal Home Loan Bank advances	(24)	(22)
Issuance of common stock	34,038	—
Stock option exercise	376	455

Net cash provided by financing activities	123,785	82,172
Increase (decrease) in cash and cash equivalents	26,431	(5,756)
Cash and cash equivalents at the beginning of the period	21,148	19,450

Cash and cash equivalents at the end of the period	$47,579	$13,694

Reconciliation of net income to net cash used in operating activities
Net income	$3,966	$2,349
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	874	1,410
Depreciation and amortization expense	379	347
Accretion of discount on investment securities	(53)	(6)
Amortization of premium on investment securities	12	169
Gain on the sale of securities, available for sale	—	(89)
(Increase) decrease in mortgages held for sale	(28)	7,125
Increase in interest receivable	(187)	(117)
Increase in interest payable	174	42
Increase in other assets	(751)	(571)
Increase (decrease) in other liabilities	677	(328)

Net cash provided by operating activities	$5,063	$10,331

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Accounting and Reporting Policies

The consolidated financial statements of Dearborn Bancorp, Inc. (the “Corporation”) include the consolidation of its only subsidiary, Community Bank of Dearborn (the “Bank”). The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to practice within the banking industry.

The consolidated financial statements of the Corporation as of September 30, 2004 and 2003, and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements as of September 30, 2004 and 2003, and for the three and nine month periods ended September 30, 2004 and 2003 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2003 Annual Report to Stockholders on Form 10-K.

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

	Three Months Ended		Nine Months Ended
	09/30/04	09/30/03	09/30/04	09/30/03
Net income
As reported	$1,402	$1,010	$3,966	$2,349
Less: stock-based compensation expense determined under fair value based method	—	$59	9	801

Pro forma	$1,402	$951	$3,957	$1,548

Basic income per share
As reported	$0.34	$0.33	$1.15	$0.77
Pro forma	$0.34	$0.31	$1.14	$0.51
Diluted income per share
As reported	$0.31	$0.30	$1.04	$0.70
Pro forma	$0.31	$0.28	$1.04	$0.47

Stock options vest after a six month period from date of grant. No options were granted in 2004. The pro forma effects are computed using option pricing models and the assumptions for the 2003 grants were a risk-free interest rate of 3.55%, expected life of seven years, and expected volatility of 25.55%.

B.	Securities Available For Sale

The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

	September 30, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage backed securities	$870	$25	$—	$895
Corporate debt securities	17,854	1	—	17,855
Government agency securities	17,645	1	—	17,646
FHLMC preferred stock	4,000	—	(880)	3,120

Totals	$40,369	$27	($880)	$39,516

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US Treasury securities	$2,011	$2	$—	$2,013
Mortgage backed securities	1,194	31	—	1,225
Corporate debt securities	9,710	—	—	9,710
FHLMC preferred stock	4,000	—	—	4,000

Totals	$16,915	$33	$—	$16,948

The amortized cost and estimated market value of securities available for sale at September 30, 2004 by contractual maturity are shown below (in thousands):

		Estimated
	Amortized	Market
	Cost	Value
Due in over ten years	$17,854	$17,855
Mortgage backed securities	870	895
Government agency securities	17,645	17,646
FHLMC preferred stock	4,000	3,120

Totals	$40,369	$39,516

The entire portfolio has a net unrealized loss of $853,000 at September 30, 2004. The Bank holds a floating rate issue of preferred stock of the Federal Home Loan Mortgage Corporation that has an unrealized loss of $880,000. This unrealized loss is primarily caused by the floating rate characteristic of this security and its market value is expected to improve as interest rates rise. The Corporation does not expect to realize a loss as a result of holding this security. The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

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

A summary of the option activity for the nine months ended September 30, 2004 is as follows:

			Weighted
	Available		Average
	For	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2004	—	590,957	$9.48
Granted	—	—	—
Exercised	—	(48,525)	7.75

Outstanding at September 30, 2004	—	542,432	$9.63

For the options outstanding at September 30, 2004, the range of exercise prices was $4.84 to $18.69 per share with a weighted-average remaining contractual term of 6.3 years. At September 30, 2004, 542,432 options were exercisable at weighted average exercise price of $9.63 per share. Stock options for 4,631 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2003 because they were antidilutive. There were no antidilutive shares for the nine months ended September 30, 2004.

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

General

The Corporation was formed in 1992 and the Bank was formed in 1993. Subsequently, the Bank has opened offices in several communities in Southeastern Michigan. The date opened, branch location and branch type of each branch is listed below:

Date Opened	Location	Type of office

February 1994	22290 Michigan Avenue Dearborn, Michigan 48123	Full service retail branch with ATM Regional lending center

December 1995	24935 West Warren Avenue Dearborn Heights, Michigan 48127	Full service retail branch

August 1997	44623 Five Mile Road Plymouth, Michigan 48170	Full service retail branch with ATM

May 2001	1325 North Canton Center Road Canton, Michigan 48187	Full service retail branch with ATM

December 2001	45000 River Ridge Drive Clinton Township, Michigan 48038	Regional lending center

November 2002	19100 Hall Road Clinton Township, Michigan 48038	Full service retail branch with ATM

February 2003	12820 Fort Street Southgate, Michigan 48195	Full service retail branch with ATM

May 2003	3201 University Drive, Suite 180 Auburn Hills, Michigan 48326	Full service retail branch

October 2004	450 East Michigan Avenue Saline, Michigan 48176	Full service retail branch with ATM

October 2004	2180 West Stadium Boulevard Ann Arbor, Michigan 48103	Full service retail branch with ATM

October 2004	250 West Eisenhower, Suite 100 Ann Arbor, Michigan 48103	Regional lending center

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

Recent Developments

Acquisition of Bank of Washtenaw. On October 29, 2004, the Corporation acquired the Bank of Washtenaw (“Washtenaw”), a wholly owned subsidiary of Pavillion Bancorp, Inc. for $15,100,000 in cash. Washtenaw, which was founded in January 2001, has its main office in Saline, Michigan with a branch office and a regional lending center in Ann Arbor, Michigan. As of September 30, 2004, Washtenaw had total assets of $72,147,000, gross loans of $68,406,000 and total deposits of $64,828,000. Management has not completed the determination of the fair values of the assets acquired and liabilities assumed or the identification of amortizable intangibles and goodwill.

The following table presents pro forma information for the Corporation including the acquisition of Bank of Washtenaw for the nine months ended September 30, 2004 and 2003, as if the acquisition had occurred at the beginning of 2004 and 2003. The pro forma financial information does not include adjustments for the amortization of intangibles arising from the transaction as this analysis has not yet been completed. The pro forma is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

(In thousands, except share and per share data)	Nine Months Ended
	9/30/04	9/30/03

Interest income	$23,895	$20,102
Interest expense	7,419	7,520

Net interest income	16,476	12,582
Provision for loan loss	893	1,574

Net interest income after provision for loan losses	15,583	11,008
Non-interest income	1,190	2,788
Non-interest expense	10,172	10,125

Income before income tax provision	6,601	3,671
Income tax provision	2,337	1,339

Net income	$4,264	$2,332

Basic earnings per share	$1.23	$0.76
Diluted earnings per share	$1.12	$0.70

Results of Operations

The Corporation reported net income of $1,402,000 and $3,966,000 for the three and nine month periods ended September 30, 2004, compared to net income of $1,010,000 and $2,349,000 for the three month and nine month periods ended September 30, 2003. The increase in net income was primarily due to the improvement in net interest income. The increase in net interest income was partially offset by the decrease in non-interest income. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios and the decreasing cost of deposits during the period. The increase in loans was partially funded with short term investments such as interest bearing deposits with banks, federal funds sold and floating rate securities, which carry a lower yield than loans.

Net Interest Income

2004 Compared to 2003. As noted on the two charts on the following pages, net interest income for the three and nine month periods ended September 30, 2004 was $5,003,000 and $14,302,000, compared to $4,145,000 and $10,646,000 for the same periods ended September 30, 2003, an increase of $858,000 or 21% and $3,656,000 or 34%, respectively. This increase was caused primarily by the increasing volume of interest earning assets and interest bearing liabilities and the net interest rate spread between these assets and liabilities. The Corporation’s interest rate spread was 3.43% and 3.73% for the three and nine month periods ended September 30, 2004, compared to 4.17% and 3.61% for the same periods in 2003. The Corporation’s interest rate margin was 3.82% and 4.05% for the three and nine month periods ended September 30, 2004, compared to 4.47% and 3.96% for the same periods in 2003. The net interest rate spread and net interest margin declined for the three months ended September 30, 2004 due to elevated levels of interest bearing deposits with bank, federal funds sold and investment securities, available for sale during the period. Management expects the net interest rate spread and net interest margin will improve as the funds currently invested in these short term assets are deployed into loans. The increase in the net interest rate spread and the net interest margin for the nine months ended September 30, 2004 was primarily due to the increase in loans and the decreasing cost of interest bearing liabilities.

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

	Three months ended			Three months ended
	September 30, 2004			September 30, 2003
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest-bearing deposits with banks	$21,945	$80	1.45%	$434	$1	0.92%
Federal funds sold	12,160	49	1.60%	8,359	18	0.86%
Investment securities, available for sale	32,214	155	1.91%	14,806	62	1.67%
Loans	454,652	7,142	6.25%	345,053	6,035	6.96%

Sub-total earning assets	520,971	7,426	5.67%	368,652	6,116	6.60%
Other assets	18,235			24,089

Total assets	$539,206			$392,741

Liabilities and stockholders’ equity
Interest bearing deposits	$400,265	$2,080	2.07%	$291,597	$1,613	2.20%
Other borrowings	30,634	343	4.45%	30,657	358	4.65%

Sub-total interest bearing liabilities	430,899	2,423	2.24%	322,254	1,971	2.43%
Non-interest bearing deposits	43,553			35,598
Other liabilities	1,711			1,530
Stockholders’ equity	63,043			33,188

Total liabilities and stockholders’ equity	$539,206			$392,741

Net interest income		$5,003			$4,145

Net interest rate spread			3.43%			4.17%

Net interest margin on earning assets			3.82%			4.47%

	Nine months ended			Nine months ended
	September 30, 2004			September 30, 2003
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest-bearing deposits with banks	$9,842	$97	1.32%	$14,707	$131	1.19%
Federal funds sold	9,511	87	1.22%	11,841	97	1.10%
Investment securities, available for sale	20,978	293	1.87%	23,085	450	2.61%
Loans	431,617	20,296	6.28%	311,112	16,487	7.10%

Sub-total earning assets	471,948	20,773	5.88%	360,745	17,165	6.38%
Other assets	16,929			23,206

Total assets	$488,877			$383,951

Liabilities and stockholders’ equity
Interest bearing deposits	$371,193	$5,443	1.96%	$284,667	$5,456	2.57%
Other borrowings	30,636	1,028	4.48%	30,659	1,063	4.65%

Sub-total interest bearing liabilities	401,829	6,471	2.15%	315,326	6,519	2.77%
Non-interest bearing deposits	40,559			34,978
Other liabilities	1,229			1,523
Stockholders’ equity	45,260			32,124

Total liabilities and stockholders’ equity	$488,877			$383,951

Net interest income		$14,302			$10,646

Net interest rate spread			3.73%			3.61%

Net interest margin on earning assets			4.05%			3.96%

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

	Three Months Ended			Nine Months Ended
	September 30, 2004/2003			September 30, 2004/2003
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change

Assets
Interest bearing deposits with banks	$78	$1	$79	($43)	$9	($34)
Federal funds sold	15	16	31	(17)	7	(10)
Investment securities, available for sale	84	9	93	(74)	(83)	(157)
Loans	1,718	(611)	1,107	5,082	(1,273)	3,809

Total earning assets	$1,895	($585)	$1,310	$4,947	($1,339)	$3,608

Liabilities
Interest bearing deposits	$564	($97)	$467	$857	($870)	($13)
Other borrowings	—	(15)	(15)	—	(35)	(35)

Total interest bearing liabilities	$564	($112)	$452	$857	($905)	($48)

Net interest income			$858			$3,656

Net interest rate spread			(0.73%)			0.12%

Net interest margin on earning assets			(0.65%)			0.09%

Provision for Loan Losses

2004 Compared to 2003. The provision for loan losses was $369,000 and $874,000 for the three and nine month periods ended September 30, 2004, compared to $671,000 and $1,410,000 for the same periods in 2003, a decrease of $302,000 or 45% for the three month period and $536,000 or 38% for the nine month period. The decrease is primarily due to the decrease in net charge-offs during the nine months ended September 30, 2004 compared to the nine month period ended September 30, 2003. The provision for loan losses for the three and nine month periods ended September 30, 2004 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

Non-interest Income

2004 Compared to 2003. Non-interest income was $246,000 and $971,000 for the three and nine month periods ended September 30, 2004, compared to $772,000 and $2,429,000 for the same periods in 2003, a decrease of $526,000 or 68% for the three month period and $1,458,000 or 60% for the nine month period. The decrease was primarily due to the decrease in the gain on the sale of loans during the period. The volume of mortgage loans sold decreased during the period as a result of increased interest rates and a decrease in the size of the mortgage origination staff. Management expects the gain on sale of loans to continue at current levels during 2004.

Non-interest Expense

2004 Compared to 2003. Non-interest expense was $2,755,000 and $8,394,000 for the three and nine month periods ended September 30, 2004, compared to $2,721,000 and $8,113,000 for the same periods in 2003, an increase of $34,000 or 1% for the three month period and $281,000 or 3% for the nine month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $1,868,000 and $5,537,000 for the three and nine month periods ended September 30, 2004, compared to $1,534,000 and $4,579,000 for the same periods in 2003, an increase of $334,000 or 22% for the three month period and $958,000 or 21% for the six month period. The primary factors for the increase in salaries and benefits expense was the expansion of the commercial lending, retail administration and operations departments. As of September 30, 2004, the number of full time equivalent employees was 119 compared to 112 as of September 30, 2003. Salaries and employee benefits will continue to increase due to the acquisition of the Bank of Washtenaw and general staff increases.

Commissions on the origination of loans amounted to $52,000 and $202,000 for the three and nine month periods ended September 30, 2004, compared to $253,000 and $814,000 for the same periods in 2003, a decrease of $201,000 or 79% for the three month period and $612,000 or 75% for the nine month period. The primary reason for the decrease in the commissions on the origination of loans was the decrease in the volume of loans originated during the period. Management expects the commissions paid on the origination of loans to continue at current levels during 2004.

The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $322,000 for the three month period ended September 30, 2004, compared to $369,000 for the same period in 2003, a decrease of $47,000 or 13% for the three month period. Occupancy and equipment expense amounted to $1,046,000 for the nine month period ended September 30, 2004, compared to $1,040,000 for the same period in 2003, an increase of $6,000 or 1% for the three month period.

Income Tax Provision

2004 Compared to 2003. The income tax expense was $723,000 and $2,039,000 for the three and nine month periods ended September 30, 2004, compared to $515,000 and $1,203,000 for the same periods in 2003, an increase of $208,000 or 40% for the three month period and $836,000 or 69% for the nine month period. The increase was primarily a result of increased pre-tax income.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Assets. Total assets at September 30, 2004 were $574,093,000 compared to $446,075,000 at December 31, 2003, an increase of $128,018,000 or 29%. The increase was primarily due to the increase in loans, securities, available for sale, federal funds sold and interest bearing deposits with banks during the period.

Federal Funds Sold. Total federal funds sold at September 30, 2004 were $11,636,000 compared to $7,651,000 at December 31, 2003, an increase of $3,985,000 or 52%. The increase was primarily due to the short term deployment of funds that were received as a result of an increase in deposits. Available funds are deployed into federal funds sold until they can be utilized to fund loan volume.

Interest bearing deposits with banks. Total interest bearing deposits with banks at September 30, 2004 were $29,600,000 compared to $8,325,000 at December 31, 2003, an increase of $21,275,000 or 256%. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold. Available funds are deployed into interest bearing deposits with banks until they can be utilized to fund loan volume.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2004 were $1,533,000 compared to $1,505,000 at December 31, 2003, an increase of $28,000 or 2%. This increase was a result of the increase in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.

Securities — Available for Sale. Total securities, available for sale, at September 30, 2004 were $39,516,000 compared to $16,948,000 at December 31, 2003, an increase of $22,568,000 or 133%. The increase was due to investment of funds received from the sale of common stock on July 23, 2004. These funds will be invested in securities, available for sale until they need to be deployed to the Bank in anticipation for future growth or utilized for other general corporate purposes.

Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,111,000 at September 30, 2004, compared to $1,073,000 at December 31, 2003, an increase of $38,000 or 4%.

Loans. Total loans at September 30, 2004 were $474,111,000 compared to $400,958,000 at December 31, 2003, an increase of $73,153,000 or 18%. The increase was primarily due to the continued expansion of the commercial lending department during the past twelve months. This expansion included the addition of two experienced loan officers during the last twelve months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	09/30/04	12/31/03	09/30/03
Consumer loans	$27,199	$25,200	$23,476
Commercial, financial & other	87,912	68,922	64,969
Commercial real estate construction	57,098	50,087	46,872
Commercial real estate mortgages	255,378	208,305	196,798
Residential real estate mortgages	46,524	48,444	42,848

	474,111	400,958	374,963
Allowance for loan losses	(5,188)	(4,314)	(4,016)

	$468,923	$396,644	$370,947

The following is a summary of non-performing assets and problems loans (in thousands):

	09/30/04	12/31/03	09/30/03
Over 90 days past due and still accruing	$4	$19	$241
Non-accrual loans	1,542	2,056	2,103
Other real estate owned	357	—	—

	$1,903	$2,075	$2,344

Non-accrual loans at September 30, 2004 were $1,542,000, of which, $791,000 was related to one commercial loan relationship that is well secured. The remaining non-accrual loans consisted of one slow-paying home equity loan with a balance of $28,000, one slow-paying construction loan with a balance of $525,000 and two well-secured residential mortgage loans with balances of $82,000 and $116,000.

Allowance for Loan Losses. The allowance for loan losses was $5,188,000 at September 30, 2004 compared to $4,314,000 at December 31, 2003, an increase of $874,000 or 20%. The increase resulted from provisions for loan losses recorded during the nine months ended September 30, 2004 and a net recovery of $1,000 during the nine months ended September 30, 2004 and responds to the growth of the loan portfolio as well as the mix of loans and levels of nonperforming loans. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	09/30/04	12/31/03	09/30/03
Balance, beginning of year	$4,314	$2,875	$2,875
Charge-offs:
Consumer loans	19	38	38
Commercial, financial & other	—	141	139
Commercial real estate construction	—	50	50
Commercial real estate mortgages	—	124	70
Residential real estate mortgages	94	—	—
Recoveries:
Consumer loans	12	13	11
Commercial, financial & other	41	30	17
Commercial real estate construction	—	50	—
Commercial real estate mortgages	61	—	—
Residential real estate mortgages	—	—	—

Net charge-offs	(1)	260	269
Additions charged to operations	873	1,699	1,410

Balance, end of period	$5,188	$4,314	$4,016

Allowance to total loans	1.09%	1.08%	1.07%

Allowance to nonperforming assets	272.67%	207.90%	172.27%

Net charge-offs to average loans	0.00%	0.08%	0.08%

Premises and Equipment. Bank premises and equipment at September 30, 2004 was $10,987,000 compared to $5,554,000 at December 31, 2003, an increase of $5,433,000 or 98%. The increase in premises and equipment was primarily due to the purchase and renovation of the Bank’s operation center in Allen Park, Michigan and the Bank’s administrative center in Dearborn, Michigan. The operations center will house the Bank’s accounting, data operations, mortgage operations, product support, compliance and audit functions. The Bank’s executive, commercial lending and human resources functions will be located within the administrative center. Both facilities will be occupied during the fourth quarter of 2004.

Real Estate Owned. Real estate owned at September 30, 2004 was $357,000 compared to $0 at December 31, 2003. The increase was due to the Bank’s foreclosure of one commercial loan, which was collateralized by three residential properties and one residential mortgage loan. The book values and appraised values of the real estate owned are as follows:

		ESTIMATED
	POSSESSION	MARKET	BOOK
PROPERTY ADDRESS	DATE	VALUE	VALUE
Residential House Hazel Park, MI	05/19/04	95,000

Residential Condominium Madison Heights, MI	04/28/04	92,000

Residential Condominium Madison Heights, MI	04/28/04	90,000

		277,000	207,395

Residential House Spring Arbor, MI	07/01/04	150,000	150,000

Total real estate owned		$427,000	$357,395

Accrued Interest Receivable. Accrued interest receivable at September 30, 2004 was $1,648,000 compared to $1,461,000 at December 31, 2003, an increase of $187,000 or 13%. The increase was primarily due to the increase in loans.

Other Assets. Other assets at September 30, 2004 were $2,439,000 compared to $1,742,000 at December 31, 2003, an increase of $697,000 or 40%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at September 30, 2004 were $469,014,000 compared to $379,619,000 at December 31, 2003, an increase of $89,395,000 or 24%. The following is a summary of the distribution of deposits (in thousands):

	09/30/04	12/31/03	09/30/03
Non-interest bearing:
Demand	$45,136	$39,081	$36,032

Interest bearing:
Checking	$14,988	$24,069	$22,107
Money market	34,336	10,998	11,958
Savings	91,611	126,596	116,862
Time, under $100,000	99,620	65,120	65,402
Time, $100,000 and over	183,323	113,755	91,464

	423,878	340,538	307,793

Total deposits	$469,014	$379,619	$343,825

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

	09/30/04	12/31/03	09/30/03
Interest bearing checking	$5,047	$14,419	$12,642
Time, $100,000 and over	77,044	46,580	29,935

Total municipal deposits	$82,091	$60,999	$42,577

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $14,190,000, $1,330,000 and $100,000 at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances at September 30, 2004 were $20,614,000 compared to $20,638,000 at December 31, 2003, a decrease of $24,000 or 0%. This decrease was due to a scheduled principal payment on one Federal Home Loan Bank advance.

Other Liabilities. Other liabilities at September 30, 2004 were $1,140,000 compared to $463,000 at December 31, 2003, an increase of $677,000 or 146%. The increase was primarily due to the increase in expenses payable during the period.

Accrued Interest Payable. Accrued interest payable at September 30, 2004 was $928,000 compared to $754,000 at December 31, 2003, an increase of $174,000 or 23%. The increase was primarily due to the increasing amount of interest bearing deposits during the period.

Subordinated Debentures. Subordinated debentures were $10,000,000 at September 30, 2004 and December 31, 2003. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into the Bank to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $282,000 at September 30, 2004.

Capital

Stockholders’ equity at September 30, 2004 was $72,397,000 compared to $34,601,000 as of December 31, 2003, an increase of $37,796,000 or 109%. The increase was primarily due the sale of 1,265,000 shares of its common stock at $26.00 per share in a firm commitment underwritten offering lead managed by Oppenheimer & Co., Inc. and co-managed by Howe Barnes Investments, Inc. Additionally, the underwriters exercised an option to purchase 135,871 additional shares of common stock from the Company solely to cover over-allotments. The offering was priced on July 19, 2004 and closed on July 23, 2004. The net proceeds of the sale of common stock were $34,237,000. The Corporation intends to use $15 million of the net proceeds for the acquisition of the Bank of Washtenaw on October 29, 2004. The Corporation will use the remaining net proceeds to increase the Bank’s capital position in anticipation of future growth, and for other general corporate purposes.

The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004
Total capital
(to risk weighted assets)
Consolidated	87,775	16.84%	41,692	8.00%	52,115	10.00%
Bank	51,630	10.07%	41,031	8.00%	51,289	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	82,587	15.85%	20,846	4.00%	31,269	6.00%
Bank	46,442	9.06%	20,515	4.00%	30,773	6.00%
Tier 1 capital
(to average assets)
Consolidated	82,587	15.32%	21,568	4.00%	26,960	5.00%
Bank	46,442	9.07%	20,472	4.00%	25,589	5.00%
As of December 31, 2003
Total capital
(to risk weighted assets)
Consolidated	48,893	11.80%	33,237	8.00%	41,547	10.00%
Bank	42,763	10.50%	32,701	8.00%	40,877	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	44,579	10.70%	16,639	4.00%	24,928	6.00%
Bank	38,449	9.40%	16,351	4.00%	24,526	6.00%
Tier 1 capital
(to average assets)
Consolidated	44,579	10.20%	17,460	4.00%	21,825	5.00%
Bank	38,449	9.00%	17,113	4.00%	21,391	5.00%

Based on the respective regulatory capital ratios at September 30, 2004 and December 31, 2003, the Corporation and Bank are considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2004, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
(In thousands)	1-90	91-365	1-5	Over
	Days	Days	Years	5 Years	Total

Earning assets
Federal funds sold	$11,636	$—	$—	$—	$11,636
Interest bearing deposits with Banks	29,600	—	—	—	29,600
Mortgage loans held for sale	1,533	—	—	—	1,533
Securities available for sale	24,536	9,416	4,724	840	39,516
Federal Home Loan Bank stock	1,111	—	—	—	1,111
Total loans, net of non-accrual	205,560	19,706	232,305	14,998	472,569

Total earning assets	273,976	29,122	237,029	15,838	555,965
Interest bearing liabilities
Total interest bearing deposits	215,171	122,423	86,284	—	423,878
Federal Home Loan Bank advances	—	10,000	10,614	—	20,614
Trust preferred securities	10,000	—	—	—	10,000

Total interest bearing liabilities	225,171	132,423	96,898	—	454,492

Net asset (liability) funding gap	48,805	(103,301)	140,131	15,838	$101,473

Cumulative net asset (liability) funding gap	$48,805	($54,496)	$85,635	$101,473

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

The following tables provide information about the Bank’s contractual obligations and commitments at September 30, 2004 (in thousands):

Contractual Obligations

		Payments Due By Period
		1-3	3-5	Over 5
	Less Than 1 Year	Years	Years	Years	Total
Long-term borrowings	$25	$10,589	$10,000	$—	$20,614
Lease commitments	362	732	641	642	2,377
Subordinated debentures	—	—	—	10,000	10,000

Totals	$387	$11,321	$10,641	$10,642	$32,991

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
		1-3	3-5	Over 5
	Less Than 1 Year	Years	Years	Years	Total
Unused loan commitments	$58,371	$15,652	$1,335	$16,238	$91,596
Standby letters of credit	2,226	—	3,000	—	5,226

Totals	$60,597	$15,652	$4,335	$16,238	$96,822

Item 4. Controls and Procedures

Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the registrant that is required to be included in the periodic SEC filings.

Internal Controls Over Financial Reporting — There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

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

(b)	Two Form 8-K Reports, dated July 23, 2004 and August 24, 2004 were filed during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dearborn Bancorp, Inc. (Registrant)
/s/ John E. Demmer
John E. Demmer
Chairman

/s/ Michael J. Ross
Michael J. Ross
President and Chief Executive Officer

/s/ Jeffrey L. Karafa
Jeffrey L. Karafa
Treasurer and Chief Financial Officer

Date: November 10, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX — 31.1	Certification of Chief Executive Officer pursuant to Section 302

EX — 31.2	Certification of Chief Financial Officer pursuant to Section 302

EX — 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX — 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002