Form 10-K
period 2004-12-31
DEARBORN BANCORP INC /MI/
filed 2005-03-29
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-24478.

DEARBORN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3073622

(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

1360 Porter Street, Dearborn, MI               48124

(Address of principal executive office)               (Zip code)

(313) 565-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(d) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, was approximately $60,927,144.

As of March 1, 2005, 4,772,000 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 15, 2005, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

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

Item 1. Business

     Dearborn Bancorp, Inc. (the “Corporation”), a Michigan corporation, is a bank holding corporation owning all the common stock of the Community Bank of Dearborn (the “Bank”), a Michigan banking corporation which commenced business on February 28, 1994. The Bank is the only commercial bank headquartered in Dearborn, Michigan and conducts business primarily in Wayne, Macomb, Oakland and Washtenaw Counties, Michigan. On October 29, 2004, the Corporation acquired the Bank of Washtenaw from Pavillion Bancorp for $15.1 million in cash. This transaction is discussed in further detail in the Corporation’s 2004 Annual Report to Stockholders.

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

     The executive offices of the Corporation and the Bank are located at 1360 Porter Street, Dearborn, Michigan 48124, telephone number (313) 565-5700. The website address is www.cbdear.com.

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

Business of the Bank

     Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. The date opened, location and office type of each office is listed below:

Date Opened	Location	Type of office
February 1994	22290 Michigan Avenue Dearborn, Michigan 48124	Full service retail branch with ATM

December 1995	24935 West Warren Avenue Dearborn Heights, Michigan 48127	Full service retail branch

August 1997	44623 Five Mile Road Plymouth, Michigan 48170	Full service retail branch with ATM

May 2001	1325 North Canton Center Road Canton, Michigan 48187	Full service retail branch with ATM

December 2001	45000 River Ridge Drive, Suite 110 Clinton Township, Michigan 48038	Regional lending center

November 2002	19100 Hall Road Clinton Township, Michigan 48038	Full service retail branch with ATM

February 2003	12820 Fort Street Southgate, Michigan 48195	Full service retail branch with ATM

May 2003	3201 University Drive, Suite 180 Auburn Hills, Michigan 48326	Full service retail branch

October 2004	450 East Michigan Avenue Saline, MI 48176	Full service retail branch with ATM

October 2004	250 West Eisenhower Parkway, Suite 100 Ann Arbor, MI 48103	Full service retail branch with ATM Regional lending center

October 2004	2180 West Stadium Blvd. Ann Arbor, MI 48103	Full service retail branch with ATM

December 2004	1360 Porter Street Dearborn, MI 48124	Loan production office Regional lending center

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

     The Bank offers a wide range of financial products and services. These include checking accounts, savings accounts, money market accounts, certificates of deposit, business checking, direct deposit, loan services (commercial, consumer, real estate mortgages), travelers’ checks, cashiers’ checks, wire transfers, safety deposit boxes, collection services, and night depository services. In July of 2001, the Bank began operation of a voice response, automated telephone banking service, available 24 hours a day. In August 2001, the Bank installed a new proof of deposit and check imaging system and began offering check imaging options including statements on CD ROM in January of 2003. The Bank began to offer internet banking to its customers in December 2004. The Bank does not have a trust department.

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

Business Strategy

     Growth Through Branch Expansion. Since commencing operations, the Bank’s growth has been accomplished through internal growth. The internal growth of the Bank has been aided by creating a network of twelve branch offices. The Bank currently has five offices in western Wayne County, one in the Downriver area of Wayne County, two offices in Macomb County, one office in Oakland County and three offices in Washtenaw County.

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

     Expand Lending in the Bank’s Primary Market. The Bank’s loan portfolio currently consists of residential mortgage loans, home equity lines of credit, commercial real estate loans, small business commercial loans and other consumer loans. Management intends to maintain its emphasis on these loan products.

     Grow Through Selected Acquisitions. Although the Corporation will continue to pursue internal growth at the Bank, management believes that additional growth opportunities may be found in acquisitions of community banks or branches in Michigan to enhance the Corporation’s markets. As part of its normal business operations, management maintains contact with financial institutions to discuss various acquisition possibilities. The Corporation completed one such acquisition in 2004. The Corporation acquired the Bank of Washtenaw from Pavillion Bancorp on October 29, 2004. This transaction is discussed in further detail in the Corporation’s 2004 Annual Report to Stockholders. The Corporation presently has no agreements, commitments, understandings or arrangements to acquire any other banks or branches, and there is no assurance that the Corporation will be successful in its acquisition strategy.

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

     Community Club. At inception, the Bank established a “Community Club” which has become an important marketing tool to increase the Bank’s total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 2004, the Community Club had over 5,200 members who accounted for total deposits of $194.8 million, or 36% of the Bank’s total deposits.

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

     Business Financial Services. The Bank’s business marketing efforts are directed by senior management, including Michael J. Ross, Walter G. Byers, William T. LaRosa, Warren R. Musson, Stephen C. Tarczy and Jeffrey J. Wolber with Mr. Wolber assigned as sales manager, whose duties include administering and coordinating the business development efforts of the Bank.

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

Loan Policy

     As a routine part of the Bank’s business, the Bank makes loans to individuals and businesses located within the Bank’s market area. The loan policy of the Bank states that the function of the lending operation is two-fold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business. Under the loan policy, lending authority for loans in excess of $50,000 is granted to a limited number of officers, each of whom has over 20 years of banking experience. Currently this group includes Michael J. Ross, Walter G. Byers, William T. LaRosa, Warren R. Musson and Stephen C. Tarczy along with three other senior lenders.

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

     The loan policy specifies individual lending limits for certain officers up to a maximum of $50,000 for unsecured loans and $100,000 for secured loans. When certain officers have the approval of certain other senior officers, these limits may be increased to $500,000. Loans of greater than $500,000 require the approval of the Bank’s Loan Committee and loans greater than $1,000,000 require the approval of the Bank’s Executive Loan Committee. Loans in excess of $4,000,000 up to the legal maximum authorized by law require the approval of the Board of Directors of the Bank.

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

Lending Practices

     Commercial loans. The Bank’s commercial lending group originates commercial loans primarily in Wayne, Macomb, Oakland and Washtenaw Counties in southeastern Michigan. Commercial loans are originated by a group of lending officers with the assistance of Michael J. Ross and Warren R. Musson. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

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

Employees

     As of March 1, 2005, the Bank had 153 employees, including 51 officers and 101 customer service, operations and other support persons. Management believes that the Bank’s relations with its employees are excellent.

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

     A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report to Stockholders and is incorporated herein by reference.

Executive Officers of the Corporation and Bank

Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.

John E. Demmer, 81

Chairman of the Board, Dearborn Bancorp, Inc. and Community Bank of Dearborn

Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc since 1999.

Richard Nordstrom, 77

Vice Chairman, Dearborn Bancorp, Inc.

Vice Chairman and Director of the Corporation since 1998. President and Director of the Corporation from 1992 to 1997. Director of the Bank since 1993. Chairman of the Board of Nordstrom Samson Associates from 1960 to 1996.

Michael J. Ross, 54

President and Chief Executive Officer, Dearborn Bancorp, Inc.

President and Chief Executive Officer, Community Bank of Dearborn

President and Chief Executive Officer of the Corporation since 2003. President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.

Jeffrey L. Karafa, 40

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

Walter G. Byers, 55

Washtenaw Regional President, Community Bank of Dearborn

Washtenaw Regional President since 2004. President of the Bank of Washtenaw from 2001 to 2004.

William T. LaRosa, 56

Oakland Regional President, Community Bank of Dearborn

Oakland Regional President of the Bank since 2002. Market Executive of Citizens Bank from 2000 to 2002. Community President of Citizens Bank from 1996 to 2000. Chairman and CEO of National Bank of Royal Oak from 1993 to 1996.

Warren R. Musson, 48

Senior Vice President, Head of Lending, Community Bank of Dearborn

Senior Vice President of the Bank since 2000. Vice President of the Bank since 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.

Stephen C. Tarczy, 55

Northeast Regional President, Community Bank of Dearborn

Northeast Regional President of the Bank since 2001. President and CEO of Macomb Community Bank from 1995 to 2001.

Jeffrey J. Wolber, 49

Senior Vice President, Branch Operations, Community Bank of Dearborn

Senior Vice President of the Bank since 2000. Vice President of the Bank since 1994.

Item 2. Properties

     The Bank’s main office is located in a single story building containing 11,400 square feet at 22290 Michigan Avenue, Dearborn, Michigan, which is owned by the Corporation and leased to the Bank.

     The Bank’s Dearborn Heights, Michigan branch office is located in a single story commercial/retail office building at 24935 W. Warren Avenue at the corner of Silvery Lane, which is also owned by the Corporation. Approximately 79% of the 3,240 square foot building is leased to the Bank and the remaining space is leased to a non-affiliated tenant. On March 15, 2005, the Bank acquired adjacent property at 24901 W. Warren Avenue in order to expand parking.

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

     The Bank’s Saline, Michigan branch office is located at 450 East Michigan Avenue. The Bank currently leases 2,575 square feet of this single story office building.

     The Bank’s Ann Arbor, Michigan regional lending center and branch office is located at 250 West Eisenhower. The Bank currently leases 4,523 square feet of this commercial office building.

     The Bank’s Ann Arbor, Michigan branch office is located at 2180 West Stadium Boulevard. The Bank currently leases this 2,800 square feet single story office building.

     The Bank’s Executive and Administrative Center is located at 1360 Porter Street in Dearborn, Michigan and is owned by the Bank. This office is the executive headquarters of the Corporation. The Bank’s executive, human resources, administrative and commercial lending departments currently occupy this 10,000 square foot, two story building.

     The Bank’s Bank Operations Center is located in a 56,820 square foot three story building, which is located at 4000 Allen Road in Allen Park, Michigan and is owned by the Bank.

Item 3. Legal Proceedings

     From time to time, the Corporation and its subsidiaries are parties to legal proceedings incidental to their business. At December 31, 2004, there were no legal proceedings which management anticipates would have a material adverse effect on the results of operations or financial position of the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters

     The information required by this item appears in the Corporation’s 2004 Annual Report to Stockholders under the caption “Dearborn Bancorp, Inc., Common Stock” and is incorporated by reference herein. The Corporation approved 5% stock dividends on May 18, 2004 and November 17, 2004 to all shareholders of record as of June 4, 2004 and December 3, 2004, respectively.

Item 6. Selected Financial Data

     The information required by this item appears in the Corporation’s 2004 Annual Report to Stockholders under the caption “Summary of Selected Financial Data” and is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item appears in the Corporation’s 2004 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The information required by this item appears in the Corporation’s 2004 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

     The financial statements included in the Corporation’s 2004 Annual Report to Stockholders are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

     As of December 31, 2004, an evaluation was performed under the supervision of and with the participation of the registrant’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on that evaluation, the registrant’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information set forth under the caption “Information about Directors and Nominees for Directors” in the definitive Proxy Statement of the Corporation dated April 15, 2005 is incorporated by reference herein.

     Reference is made to Part I of this report for information as to executive officers of the Corporation and Bank.

     The Corporation has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Margaret I. Campbell, William J. Demmer, Michael J. Dorian, Jr., Donald G. Karcher and Bradley F. Keller. The Board of Directors has determined that Bradley F. Keller and Donald G. Karcher, members of the Audit Committee, are qualified as audit committee financial experts, as that term is defined in the rules of the Securities and Exchange Commission. Bradley F. Keller and Donald G. Karcher are independent, as independence for audit committee members is defined in the listing standards of the Nasdaq Stock Market and the rules of the Securities and Exchange Commission.

     We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics and any amendments to or waivers from the Code of Ethics, to the extent applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, are available upon request at no charge. Such requests should be made by writing or calling: Carolyn Wilkins, Corporate Services Officer, 4000 Allen Road, Allen Park, Michigan 48101; (313) 381-3200 or by E-mail at Carolyn.Wilkins @cbdear.com.

Item 11. Executive Compensation

     The information set forth under the caption “Executive Compensation” and “Officer Agreements” in the definitive Proxy Statement of the Corporation dated April 15, 2005 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the captions “Security Ownership” in the definitive Proxy Statement of the Corporation dated April 15, 2005 is incorporated by reference herein.

Equity Plan Compensation Information

     The following table summarizes information, as of December 31, 2004, relating to the registrant’s compensation plans under which its equity securities are authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of Securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	( a )	( b )	( c )
Equity Compensation
Plans approved by security holders (1)	540,474	$9.21	0

Equity Compensation
Plans not approved by security holders	0	0	0

Total	540,474	$9.21	0

(1)	This plan is the registrant’s Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

     The information set forth under the caption “Related Transactions” in the definitive Proxy Statement of the Corporation dated April 15, 2005 is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

     The information presented under the caption “Fees Paid to Independent Public Accountants” in the definitive Proxy Statement of the Corporation dated April 15, 2005 is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements

The following financial statements of the Corporation appear in the Corporation’s 2004 Annual Report to Stockholders and are incorporated by reference in item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

No schedules are required under this item.

(3) Exhibits

     The Exhibit numbers in brackets being those in such Registration Statements, Form 10-K or Form 10-Q Reports.

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2004 Annual Report to Stockholders.

Exhibit (31.1)	Rule 13a-14(a) CEO Certification

Exhibit (31.2)	Rule 13a-14(a) CFO Certification

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X) A compensatory plan required to be filed as an exhibit.

(b) Reports on Form 8-K

The Corporation filed three reports on Form 8-K during the quarter ended December 31, 2004.

     Form 8-K dated October 19, 2004, filing a press release announcing Dearborn Bancorp, Inc.’s 2004 third quarter earnings.

     Form 8-K dated October 29, 2004, filing a press release announcing that Dearborn Bancorp, Inc. had completed the acquisition of the Bank of Washtenaw.

     Form 8-K dated November 17, 2004, filing a press release announcing Dearborn Bancorp, Inc.’s declaration of a stock dividend.

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

Dearborn Bancorp, Inc.
/s / John E. Demmer
By
(John E. Demmer, Chairman of the Board and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2005.

/s / Michael J. Ross	President, Chief Executive Officer and Director (Principal Executive Officer)
(Michael J. Ross)

/s / Jeffrey L. Karafa	Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)
(Jeffrey L. Karafa)

/s / Margaret I. Campbell	Director
(Margaret I. Campbell)

/s / Michael V. Dorian, Jr.	Director
(Michael V. Dorian, Jr.)

/s / David Himick	Director
(David Himick)

/s / Donald G. Karcher	Director
(Donald G. Karcher)

/s/ William J. Demmer	Director
(William J. Demmer)

/s / Bradley F. Keller	Director
(Bradley F. Keller)

/s / Jeffrey G. Longstreth	Director
(Jeffrey G. Longstreth)

/s / Richard Nordstrom	Vice Chairman and Director
(Richard Nordstrom)

/s / Dr. Robert C. Schwyn	Director
(Dr. Robert C. Schwyn)

/s / Ronnie J. Story	Director
(Ronnie J. Story)

Exhibit Index

Exhibit No.	Description
(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2004 Annual Report to Stockholders.

Exhibit (31.1)	Rule 13a-14(a) CEO Certification

Exhibit (31.2)	Rule 13a-14(a) CFO Certification

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X) A compensatory plan required to be filed as an exhibit.