Form 10-Q
period 2005-03-31
DEARBORN BANCORP INC /MI/
filed 2005-05-12
CIK 895541

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended            March 31, 2005.

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

Yes ☑ No ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of April 30, 2005.

Class	Shares Outstanding

Common Stock	4,831,197

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the 1934 Securities and Exchange Act).

Yes ☐ No ☑

DEARBORN BANCORP, INC.
INDEX

Part I.	Financial Information:

Item 1.	Financial Statements

	The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:	Page

	Independent Accountants’ Report	3

	Consolidated Balance Sheets – March 31, 2005, December 31, 2004 and March 31, 2004	4

	Consolidated Statements of Income - For the Three Months Ended March 31, 2005 and 2004	5

	Consolidated Statements of Comprehensive Income - For the Three Months Ended March 31, 2005 and 2004	6

	Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2005 and 2004	7

	Notes to Consolidated Financial Statements	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	14-27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28-30

Item 4.	Controls and Procedures	31

Part II.	Other Information:

	Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

	Item 6. Exhibits and Reports on Form 8-K	32

	Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

	Item 1. Legal Proceedings

	Item 2. Changes in Securities and Use of Proceeds

	Item 3. Defaults upon Senior Securities

	Item 4. Submission of Matters to a Vote of Security Holders

	Item 5 Other Information

SIGNATURES		33
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan

We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of March 31, 2005 and the related consolidated statements of income and comprehensive income and the related consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
May 2, 2005

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	03/31/05	12/31/04	03/31/04
ASSETS
Cash and cash equivalents
Cash and due from banks	$10,933	$5,946	$9,149
Federal funds sold	7,214	12,640	11,751
Interest bearing deposits with banks	412	2,283	57

Total cash and cash equivalents	18,559	20,869	20,957

Mortgage loans held for sale	4,458	1,692	1,266
Securities, available for sale	19,652	21,075	12,521
Federal Home Loan Bank stock	1,134	1,122	1,086
Loans
Loans	612,472	587,562	420,783
Allowance for loan loss	(6,288)	(5,884)	(4,632)

Net loans	606,184	581,678	416,151

Premises and equipment, net	14,017	13,124	8,323
Real estate owned	146	138	—
Goodwill	7,042	7,080	—
Other intangible assets	863	902	—
Accrued interest receivable	2,017	1,889	1,525
Other assets	2,965	3,093	1,714

Total assets	$677,037	$652,662	$463,543

LIABILITIES
Deposits
Non-interest bearing deposits	$64,978	$63,065	$37,097
Interest bearing deposits	482,829	477,815	358,807

Total deposits	547,807	540,880	395,904

Other liabilities
Federal funds purchased	16,060	—	—
Securities sold under agreements to repurchase	3,083	4,115	—
Federal Home Loan Bank advances	20,614	20,614	20,638
Accrued interest payable	1,339	1,107	761
Other liabilities	1,187	1,342	490
Subordinated debentures	10,000	10,000	10,000

Total liabilities	600,090	578,058	427,793

STOCKHOLDERS’ EQUITY
Common stock - 10,000,000 shares authorized, 4,831,197 shares at 03/31/05, 4,794,012 shares at 12/31/04; and 3,263,433 shares at 03/31/04	75,280	74,918	34,622
Retained earnings	2,109	344	1,302
Accumulated other comprehensive loss	(442)	(658)	(174)

Total stockholders’ equity	76,947	74,604	35,750

Total liabilities and stockholders’ equity	$677,037	$652,662	$463,543

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except share and per share data)	03/31/05	03/31/04
Interest income
Interest on loans	$9,702	$6,404
Interest on securities, available for sale	140	71
Interest on federal funds	48	16
Interest on deposits with banks	2	7

Total interest income	9,892	6,498

Interest expense
Interest on deposits	2,886	1,660
Interest on other borrowings	286	231
Interest on subordinated debentures	140	123

Total interest expense	3,312	2,014

Net interest income	6,580	4,484
Provision for loan losses	464	224

Net interest income after provision for loan losses	6,116	4,260

Non-interest income
Service charges on deposit accounts	150	132
Fees for other services to customers	32	12
Gain on the sale of loans	130	143
Gain on the sale of real estate	87	—
Other income	2	19

Total non-interest income	401	306

Non-interest expenses
Salaries and employee benefits	2,307	1,817
Commissions on the origination of loans	65	63
Occupancy and equipment expense	634	359
Intangible expense	38	—
Advertising and marketing	114	77
Stationery and supplies	89	71
Professional services	199	115
Data processing	116	71
Other operating expenses	281	218

Total non-interest expenses	3,843	2,791

Income before income tax provision	2,674	1,775
Income tax provision	909	601

Net income	$1,765	$1,174

Per share data:
Net income — basic	$0.37	$0.36
Net income — diluted	$0.34	$0.33

Weighted average number of shares outstanding — basic	4,810,735	3,255,238
Weighted average number of shares outstanding — diluted	5,152,744	3,589,246

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended	Three Months Ended
(In thousands)	03/31/05	03/31/04
Net income	$1,765	$1,174
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	328	(296)
Less: reclassification adjustment for gains included in net income	—	—
Tax effects	(112)	100

Other comprehensive income (loss)	216	(196)

Comprehensive income	$1,981	$978

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In thousands)	3/31/05	3/31/04
Cash flows from operating activities
Interest and fees received	$9,764	$6,434
Interest paid	(3,080)	(2,007)
Taxes paid	(250)	—
Proceeds from sale of mortgages held for sale	8,272	10,383
Origination of mortgages held for sale	(10,908)	(10,001)
Cash paid to suppliers and employees	(3,996)	(2,949)

Net cash provided by operating activities	(198)	1,860

Cash flows from investing activities
Proceeds from maturities of securities available for sale	3,200	4,000
Proceeds from repayments of securities available for sale	89	121
Purchases of securities available for sale	(1,535)	—
Purchases of Federal Home Loan Bank stock	(12)	(13)
Increase in loans, net of payments received	(24,970)	(19,731)
Purchases of property and equipment	(1,107)	(2,884)

Net cash used in investing activities	(24,335)	(18,507)

Cash flows from financing activities
Net increase (decrease) in non-interest bearing deposits	1,913	(1,984)
Net increase in interest bearing deposits	5,014	18,269
Net increase in federal funds payable	16,060	—
Net decrease in other borrowings	(1,032)	—
Stock option exercise	268	171

Net cash provided by financing activities	22,223	16,456

Decrease in cash and cash equivalents	(2,310)	(191)
Cash and cash equivalents at the beginning of the period	20,869	21,148

Cash and cash equivalents at the end of the period	$18,559	$20,957

Reconciliation of net income to net cash provided by operating activities
Net income	$1,765	$1,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	464	224
Depreciation and amortization expense	214	115
Accretion of discount on investment securities	(12)	(1)
Amortization of premium on investment securities	9	11
(Increase) decrease in mortgages held for sale	(2,766)	239
Increase in interest receivable	(128)	(64)
Increase in interest payable	232	7
Decrease in other assets	85	128
(Increase) decrease in other liabilities	(61)	27

Net cash provided by operating activities	($198)	$1,860

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Accounting and Reporting Policies

The consolidated financial statements of Dearborn Bancorp, Inc. (the “Corporation”) include the consolidation of its only subsidiary, Community Bank of Dearborn (the “Bank”). The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to practice within the banking industry.

The consolidated financial statements of the Corporation as of March 31, 2005 and 2004, and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements as of March 31, 2005 and 2004, and for the three months ended March 31, 2005 and 2004 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2004 Annual Report to Stockholders on Form 10-K.

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these material judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities and other financial instruments and assessing other than temporary impairments of securities.

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

	For the Three Months Ended
	03/31/05	03/31/04
Net income
As reported	$1,765	$1,174
Less: stock-based compensation expense determined under fair value based method	—	9

Pro forma	$1,765	$1,165

Basic income per share
As reported	$0.37	$0.36
Pro forma	$0.37	$0.36
Diluted income per share
As reported	$0.34	$0.33
Pro forma	$0.34	$0.32

Stock options vest after a six month period from date of grant. No options were granted in 2004 or 2005.

B.	Securities Available For Sale

The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

	March 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US Treasury securities	$13,699	$—	($103)	$13,596
Mortgage backed securities	737	14	—	751
Corporate debt securities	1,885	—	—	1,885
FHLMC preferred stock	4,000	—	(580)	3,420

Totals	$20,321	$14	($683)	$19,652

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US Treasury securities	$15,696	$—	($62)	$15,634
Mortgage backed securities	826	25	—	851
Corporate debt securities	1,550	—	—	1,550
FHLMC preferred stock	4,000	—	(960)	3,040

Totals	$22,072	$25	($1,022)	$21,075

The amortized cost and estimated market value of securities available for sale at March 31, 2005 by contractual maturity are shown below (in thousands):

		Estimated
	Amortized	Market
	Cost	Value
Due in three months or less	$2,000	$1,997
Due in three months through one year	8,695	8,638
Due in over one year through five years	3,004	2,961
Due in over five years	1,885	1,885
Mortgage backed securities	737	751
FHLMC preferred stock	4,000	3,420

Totals	$20,321	$19,652

The entire portfolio has a net unrealized loss of $669,000 at March 31, 2005. Securities with unrealized losses at March 31, 2005, aggregated by investment category and the length of time that the securities have been in a continuous loss position, are as follows:

Investment category	Fair Value	Unrealized Loss
US treasury securities	$13,596	($103)
FHLMC preferred stock	3,420	(580)

Total temporarily impaired	$17,016	($683)

Length of time in a continuous loss position	Fair Value	Unrealized Loss
Less than one year	$13,596	($103)
One to three years	3,420	(580)

Total temporarily impaired	$17,016	($683)

The Bank holds a floating rate issue of the preferred stock of the Federal Home Loan Mortgage Corporation (FHLMC) that has an unrealized loss of $580,000. The unrealized loss on FHLMC preferred stock has not been recognized into income because the issuer of this security is of high credit quality, management has the intent and ability to hold this security for the foreseeable future, and the decline in fair value is believed largely due to changes in interest rates and reported business issues not related to the underlying operations of the organization. Management believes that the fair value will recover as the security’s interest rate increases and the reported business issues are fully resolved.

The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Stock Option Plan

Options to buy common stock are granted to officers and employees under a Stock Option Plan which provides for issue of up to 738,729 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.

A summary of the option activity for the three months ended March 31, 2005 is as follows:

			Weighted
	Available		Average
	For	Options	Exercise
	Grant	Available	Price
Outstanding at January 1, 2005	—	540,474	$9.18
Exercised	—	(37,185)	7.22

Outstanding at March 31, 2005	—	503,289	$9.33

For the options outstanding at March 31, 2005, the range of exercise prices was $4.61 to $17.80 per share with a weighted-average remaining contractual term of 6.0 years. At March 31, 2005, 503,289 options were exercisable at weighted average exercise price of $9.33 per share. There were no antidilutive shares for the quarters ended March 31, 2005 and 2004.

D.	Acquisition

On October 29, 2004, the Corporation acquired the Bank of Washtenaw (“Washtenaw”), a wholly owned subsidiary of Pavillion Bancorp, Inc. for $15,100,000 in cash. The assets and liabilities of the Bank of Washtenaw at acquisition and net income derived from those assets and liabilities since the acquisition have been consolidated into the Bank. Washtenaw, which was founded in January 2001, has its main office in Saline, Michigan with a branch office and a regional lending center in Ann Arbor, Michigan. As of October 29, 2004, Washtenaw had total assets of $85,500,000, gross loans of $67,100,000 and total deposits of $66,100,000.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. There are refinements in the process of allocating the purchase price that have not been entirely completed. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment on an annual basis. Goodwill and other intangible assets are tax deductible over 15 years. Currently, identified intangible assets subject to amortization are $863,000. Goodwill aggregates to $7,042,000.

The consolidated statements of income reflect the operating results of Washtenaw since the effective date of the acquisition. The following table presents pro forma information for the Corporation including the acquisition of Bank of Washtenaw for the quarter ended March 31, 2004, as if the acquisition had occurred at the beginning of 2004.

Three Months Ended
(In thousands, except share and per share data)	3/31/2004
Interest income	$7,516
Interest expense	2,357

Net interest income	5,159
Provision for loan loss	224

Net interest income after provision for loan losses	4,935
Non-interest income	383
Non-interest expense	3,433

Income before income tax provision	1,885
Income tax provision	639

Net income	$1,246

Basic earnings per share	$0.38
Diluted earnings per share	$0.35

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

General

The Corporation was formed in 1992 and the Bank was formed in 1993. Subsequently, the Bank has opened offices in several communities in Southeastern Michigan. The Corporation acquired the Bank of Washtenaw on October 29, 2004. The three branches, previously operated by the Bank of Washtenaw have been consolidated into the operations of the Bank. The date opened, branch location and branch type of each branch is listed below:

Date Opened	Location	Type of office

February 1994	22290 Michigan Avenue	Full service retail branch with ATM
Dearborn, Michigan 48124

December 1995	24935 West Warren Avenue	Full service retail branch
Dearborn Heights, Michigan 48127

August 1997	44623 Five Mile Road	Full service retail branch with ATM
Plymouth, Michigan 48170

May 2001	1325 North Canton Center Road	Full service retail branch with ATM
Canton, Michigan 48187

December 2001	45000 River Ridge Drive	Regional lending center
Clinton Township, Michigan 48038

November 2002	19100 Hall Road	Full service retail branch with ATM
Clinton Township, Michigan 48038

February 2003	12820 Fort Street	Full service retail branch with ATM
Southgate, Michigan 48195

May 2003	3201 University Drive, Suite 180	Full service retail branch
	Auburn Hills, Michigan 48326	Regional lending center

October 2004	450 East Michigan Avenue	Full service retail branch with ATM
Saline, MI 48176

October 2004	250 West Eisenhower Parkway	Full service retail branch with ATM
	Ann Arbor, MI 48103	Regional lending center

October 2004	2180 West Stadium Blvd.	Full service retail branch with ATM
Ann Arbor, MI 48103

December 2004	1360 Porter Street	Loan production office
	Dearborn, MI 48124	Regional lending center

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

Results of Operations

The Corporation reported net income of $1,765,000 for the three month period ended March 31, 2005, compared to net income of $1,174,000 for the three month period ended March 31, 2004 an increase of $591,000 or 50%. The increase in net income was primarily due to the improvement in net interest income. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios during the period. The increase in loans was partially funded with short term investments such as interest bearing deposits with banks, federal funds sold and floating rate securities, which carry a lower yield than loans.

Net Interest Income

2005 Compared to 2004. As noted on the two charts on the following pages, net interest income for the three month period ended March 31, 2005 was $6,580,000, compared to $4,484,000 for the same period ended March 31, 2004, an increase of $2,096,000 or 47%. This increase was caused primarily by the volume of interest earning assets and interest bearing liabilities. The Corporation’s interest rate spread was 3.76% for the three month period ended March 31, 2005, compared to 3.85% for the same period in 2004. The Corporation’s interest rate margin was 4.21% for the three month period ended March 31, 2005, compared to 4.13% for the same period in 2004.

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

	Three months ended			Three months ended
	March 31, 2005			March 31, 2004
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$453	$2	1.79%	$2,775	$7	1.01%
Federal funds sold	8,248	48	2.36%	7,518	16	0.86%
Securities, available for sale	21,702	140	2.62%	14,838	71	1.92%
Loans	604,039	9,702	6.51%	411,413	6,404	6.26%

Sub-total earning assets	634,442	9,892	6.32%	436,544	6,498	5.99%
Other assets	30,915			15,632

Total assets	$665,357			$452,176

Liabilities and stockholders’ equity
Interest bearing deposits	$482,392	$2,886	2.43%	$348,571	$1,660	1.92%
Other borrowings	41,922	426	4.12%	30,638	354	4.65%

Sub-total interest bearing liabilities	524,314	3,312	2.56%	379,209	2,014	2.14%
Non-interest bearing deposits	62,936			36,402
Other liabilities	2,032			1,081
Stockholders’ equity	76,075			35,484

Total liabilities and stockholders’ equity	$665,357			$452,176

Net interest income		$6,580			$4,484

Net interest rate spread			3.76%			3.85%

Net interest margin on earning assets			4.21%			4.13%

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

	Three Months Ended March 31, 2005/2004
	Change in Interest Due to:
	Average	Average	Net
(In thousands)	Balance	Rate	Change
Assets
Interest bearing deposits with banks	($10)	$5	($5)
Federal funds sold	4	28	32
Investment securities, available for sale	44	25	69
Loans	3,041	257	3,298

Total earning assets	$3,079	$315	$3,394

Liabilities
Interest bearing deposits	$787	$439	$1,226
Other borrowings	112	(40)	72

Total interest bearing liabilities	$899	$399	$1,298

Net interest income			$2,096

Net interest rate spread			(0.09%)

Net interest margin on earning assets			0.08%

Provision for Loan Losses

2005 Compared to 2004. The provision for loan losses was $464,000 for the three month period ended March 31, 2005, compared to $224,000 for the same period in 2004, an increase of $240,000 or 107%. The provision for loan losses for the three month period ended March 31, 2005 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions. The increase in provision during 2005 was driven by changes in loan growth and the fact that during the first quarter of 2004, the company recorded net recoveries of $94,000 verses net chargeoffs of $60,000 in the first quarter of 2005.

Non-interest Income

2005 Compared to 2004. Non-interest income was $401,000 for the three month period ended March 31, 2005, compared to $306,000 for the same period in 2004, an increase of $95,000 or 31% for period. The increase was primarily due to the increase in the gain on the sale of real estate during the period. This gain was the result of the sale of the commercial building that secured one commercial mortgage loan.

Non-interest Expense

2005 Compared to 2004. Non-interest expense was $3,843,000 for the three month period ended March 31, 2005, compared to $2,791,000 for the same period in 2004, an increase of $1,052,000 or 38% for the period. The largest component of non-interest expense was salaries and employee benefits which amounted to $2,307,000 for the three month period ended March 31, 2005, compared to $1,817,000 for the same period in 2004. The primary factors for the increase in salaries and benefits expense were the acquisition of the Bank of Washtenaw in October of 2004 and the expansion of the commercial lending and retail banking departments. As of March 31, 2005, the number of full time equivalent employees was 148 compared to 113 as of March 31, 2004. Salaries and employee benefits will continue to increase as a result of general staff increases.

The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $634,000 for the three month period ended March 31, 2005, compared to $359,000 for the same period in 2004, an increase of $275,000 or 77%. The primary factor in the increase in occupancy and equipment expense was the opening of the Operations Center in Allen Park, Michigan and the relocation of the commercial lending department to the Administrative Building in Dearborn, Michigan during the fourth quarter of 2004.

Income Tax Provision

2005 Compared to 2004. The income tax expense was $909,000 for the three month period ended March 31, 2005, compared to $601,000 for the same period in 2004, an increase of $308,000 or 51% for the period. The increase was primarily a result of increased pre-tax income.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Assets. Total assets at March 31, 2005 were $677,037,000 compared to $652,662,000 at December 31, 2004, an increase of $24,375,000 or 4%. The increase was primarily due to the increase in loans during the period.

Federal Funds Sold. Total federal funds sold at March 31, 2005 were $7,214,000 compared to $12,640,000 at December 31, 2004, a decrease of $5,426,000 or 43%. The decrease was primarily due to the deployment of available funds into loans.

Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2005 were $412,000 compared to $2,283,000 at December 31, 2004, a decrease of $1,871,000 or 82%. The decrease was primarily due to the deployment of available funds into loans. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.

Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2005 were $4,458,000 compared to $1,692,000 at December 31, 2004, an increase of $2,766,000 or 163%. This increase was a result of the increase in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.

Securities — Available for Sale. Total securities, available for sale, at March 31, 2005 were $19,652,000 compared to $21,075,000 at December 31, 2004, a decrease of $1,423,000 or 7%. The decrease was due to the sale of securities, available for sale during 2004. The funds from the sale of these securities were utilized to fund loan volume.

Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized loss of $669,000. The unrealized loss is reflected by an adjustment to stockholders’ equity.

The unrealized loss in the Bank’s securities portfolio is primarily related to the unrealized loss of a single security. This security has an unrealized loss of $580,000. This security is an issue of 80,000 shares of FHLMC preferred stock with a par value of $50 per share. The Bank purchased this equity security in March of 2001. The security carried an initial interest rate of 4.50% until March 31, 2002. Thereafter, the interest rate reprices annually on April 1 of each year to a rate equal to the 12 month LIBOR minus 20 basis points. Additionally, the dividend on this security is 70% tax deductible. This feature increases the effective yield significantly. As interest rates declined in 2002 and 2003, the yield on this security also declined.

During 2004, the market value of this security was negatively impacted for two primary factors. The first factor was the declining interest rate environment. Short term interest rates declined during 2002 and 2003 and began to increase during 2004. The yield on this security does not react immediately to shifts in interest rates because of the annual adjustment feature. The coupon on this security did not benefit from the rise in short term interest rates during 2004 due to the timing of the coupon reset date. As the next coupon reset date has approached, the market value of this security has reacted positively. A repricing and market value table for selected dates is listed below:

		Market Value
	Rate	(per share)
3/23/2001	4.50%	$50.00
4/1/2002	2.82%	$50.00
4/1/2003	1.14%	$50.00
4/1/2004	1.14%	$46.25
6/30/2004	1.14%	$46.05
9/30/2004	1.14%	$39.00
12/31/2004	1.14%	$38.00
3/31/2005	1.14%	$42.75

The coupon rate reset on April 1, 2005 will be 3.64%. Based on the tax deductibility of the dividend, the tax equivalent yield of this security on the reset date of April 1, 2005 will be 4.95%. Based on the current level of short term interest rates and the rising interest rate environment, management expects the market value of this security to continue its upward trend.

The second factor in the market value of this security has been the discovery of certain accounting irregularities at FHLMC and FNMA that have raised questions about the credit quality of these organizations. The timing of the decline in the market value of the security also coincides with the public announcements of these accounting irregularities that occurred.

According to SFAS 115 – Accounting for Certain Investments in Debt and Equity Securities, the characterization of a security with an other than temporary impairment is subjective but generally exists when an investor is unlikely to be able to collect all amounts due according to the contractual terms of the security. Other factors that suggest other than temporary impairment of a security would be the downgrading of the security by a rating agency or the deterioration of the financial condition of the issuer.

Management expects the market value of this security will continue to improve during 2005 as the market factors in the impact of the recent significant increase in the coupon of this security and market interest rates continue to increase. Additionally, management expects the market value of this security will improve as the investment community considers the impact of changes made by the Board of FHLMC, such as changes in leadership and auditors, designed to improve the quality of financial reporting at FHLMC. Furthermore, management possesses the intent and the ability to hold this security for a period of time sufficient to allow for the recovery of this security’s fair value.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,134,000 at March 31, 2005, compared to $1,122,000 at December 31, 2004, an increase of $12,000 or 1%.

Loans. Total loans at March 31, 2005 were $612,472,000 compared to $587,562,000 at December 31, 2004, an increase of $24,910,000 or 4%. The increase was primarily due to the continued expansion of the commercial lending department during the past twelve months. This expansion included the addition of two experienced loan officers during the last twelve months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	03/31/05	12/31/04	03/31/04
Consumer loans	$42,464	$42,149	$25,822
Commercial, financial, & other	131,271	129,103	70,190
Commercial real estate construction	78,522	72,286	55,084
Commercial real estate mortgages	314,603	296,934	223,809
Residential real estate mortgages	45,612	47,090	45,878

	612,472	587,562	420,783
Allowance for loan losses	(6,288)	(5,884)	(4,632)

	$606,184	$581,678	$416,151

The following is a summary of non-performing assets and problems loans (in thousands):

	03/31/05	12/31/04	3/31/2004
Over 90 days past due and still accruing	$40	$143	$384
Non-accrual loans	1,868	2,956	1,691
Real estate owned	146	136	—
Other repossessed assets	2	2	—

	$2,056	$3,237	$2,075

Non-accrual loans at March 31, 2005 were $1,868,000. The distribution of non-accrual loans by loan type is as follows:

	Number of
	Loans	Balance
Consumer loans	2	$35
Commercial, financial, & other	3	499
Commercial real estate construction	1	525
Commercial real estate mortgages	5	699
Residential real estate mortgages	1	110

Total non-accrual loans	12	$1,868

Allowance for Loan Losses. The allowance for loan losses was $6,288,000 at March 31, 2005 compared to $5,884,000 at December 31, 2004, an increase of $404,000 or 7%. The increase resulted primarily from provisions less net charge-offs recorded during the quarter. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

	Quarter Ended	Year Ended	Quarter Ended
	03/31/05	12/31/04	03/31/04
Balance, beginning of year	$5,884	$4,314	$4,314

Allowance on loans acquired	—	184	—

Charge-offs:
Consumer loans	51	31	5
Commercial, financial & other	43	—	—
Commercial real estate construction	—	—	—
Commercial real estate mortgages	—	100	—
Recoveries:
Consumer loans	7	13	—
Commercial, financial & other	18	104	38
Commercial real estate construction	—	—	—
Commercial real estate mortgages	9	—	61

Net charge-offs	60	14	(94)

Additions charged to operations	464	1,400	224

Balance, end of period	$6,288	$5,884	$4,632

Allowance to total loans	1.03%	1.00%	1.10%

Allowance to nonperforming assets	305.84%	181.77%	223.23%

Net charge-offs to average loans	0.01%	0.00%	(0.02%)

Premises and Equipment. Bank premises and equipment at March 31, 2005 were $14,017,000 compared to $13,124,000 at December 31, 2004, an increase of $893,000 or 7%. The increase in premises and equipment was primarily due to the renovation at the Bank’s Operations Center in Allen Park, Michigan and the updating of equipment at several locations.

Real estate owned. Real estate owned at March 31, 2005 was $146,000 compared to $138,000 at December 31, 2004, an increase of $8,000 or 6%. Real estate owned at March 31, 2005 is comprised of two residential properties with an appraised value of $182,000. The Bank expects to realize a gain as a result of the sale of these properties during 2005.

Goodwill and other intangible assets. Goodwill and other intangible assets were $7,905,000 at March 31, 2005 compared to $7,982,000 at December 31, 2004. The Bank has intangible assets for the estimated value of core deposit accounts acquired in the acquisition of the Bank of Washtenaw. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The core deposit intangible amounted to $929,000 and is being amortized over ten years.

The balance of the acquisition price in excess of the fair market value of the assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $7.0 million. Goodwill is defined as an intangible asset with an indefinite useful life, and as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss must be recorded for the value equal to the excess of the asset’s carrying value over its fair value.

Accrued Interest Receivable. Accrued interest receivable at March 31, 2005 was $2,017,000 compared to $1,889,000 at December 31, 2004, an increase of $128,000 or 7%. The increase was primarily due to the increase in the Bank’s loan portfolio.

Other Assets. Other assets at March 31, 2005 were $2,965,000 compared to $3,093,000 at December 31, 2004, a decrease of $128,000 or 4%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at March 31, 2005 were $547,807,000 compared to $540,880,000 at December 31, 2004, an increase of $6,927,000 or 1%. The following is a summary of the distribution of deposits (in thousands):

	03/31/05	12/31/04	03/31/04
Non-interest bearing:
Demand	$64,978	$63,065	$37,097

Interest bearing:
Checking	$14,140	$15,400	$20,634
Money market	60,531	54,957	12,785
Savings	77,297	83,773	115,232
Time, under $100,000	131,767	124,448	75,499
Time, $100,000 and over	199,094	199,237	134,657

	482,829	477,815	358,807

Total deposits	$547,807	$540,880	$395,904

Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on savings and institutional deposits. The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a weeklong celebration in March 2005 that highlighted the Bank’s Anniversary. Management expects deposits to grow at an increasing rate during he remainder of 2005.

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

	03/31/05	12/31/04	03/31/04
Interest bearing checking	$2,986	$2,633	$10,468
Time, $100,000 and over	67,187	71,058	61,735

Total municipal deposits	$70,173	$73,691	$72,203

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $19,390,000, $19,190,000 and $2,380,000 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

Federal Funds Purchased. Federal funds purchased at March 31, 2005 were $16,060,000 compared to $0 at December 31, 2004. The Bank maintains federal funds purchase credit facilities with several financial institutions as additional sources of funds that the Bank may utilize for short-term liquidity purposes.

Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at March 31, 2005 were $3,083,000 compared to $4,115,000 at December 31, 2004, a decrease of $1,032,000 or 25%. These Repurchase agreements are secured by securities held by the Bank.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $20,614,000 at March 31, 2005 and December 31, 2004.

Accrued Interest Payable. Accrued interest payable at March 31, 2005 was $1,339,000 compared to $1,107,000 at December 31, 2004, an increase of $232,000 or 21%. The increase was primarily due to the increasing amount of interest bearing deposits during the period.

Other Liabilities. Other liabilities at March 31, 2005 were $1,187,000 compared to $1,342,000 at December 31, 2004, a decrease of $155,000 or 12%. The decrease was primarily due to the decrease in expenses payable during the period.

Subordinated Debentures. Subordinated debentures were $10,000,000 at March 31, 2005 and December 31, 2004. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $277,000 at March 31, 2005.

Capital

Stockholders’ equity at March 31, 2005 was $76,947,000 compared to $74,604,000 as of December 31, 2004, an increase of $2,343,000 or 3%.

The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005
Total capital (to risk weighted assets)
Consolidated	85,359	13.30%	51,356	8.00%	64,195	10.00%
Bank	67,595	10.64%	50,826	8.00%	63,533	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	79,071	12.32%	25,678	4.00%	38,517	6.00%
Bank	61,307	9.65%	25,413	4.00%	38,120	6.00%
Tier 1 capital (to average assets)
Consolidated	79,071	11.88%	26,614	4.00%	33,268	5.00%
Bank	61,307	9.59%	25,571	4.00%	31,964	5.00%

As of December 31, 2004
Total capital (to risk weighted assets)
Consolidated	81,868	13.27%	49,360	8.00%	61,700	10.00%
Bank	63,986	10.47%	48,913	8.00%	61,141	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	75,984	12.32%	24,680	4.00%	37,020	6.00%
Bank	58,102	9.50%	24,457	4.00%	36,685	6.00%
Tier 1 capital (to average assets)
Consolidated	75,984	12.12%	25,079	4.00%	31,348	5.00%
Bank	58,102	9.78%	23,765	4.00%	29,706	5.00%

Based on the respective regulatory capital ratios at March 31, 2005 and December 31, 2004, the Corporation and Bank are considered well capitalized.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2005, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$7,214	$—	$—	$—	$7,214
Interest bearing deposits with banks	412	—	—	—	412
Mortgage loans held for sale	4,458	—	—	—	4,458
Securities available for sale	6,168	9,811	2,962	711	19,652
Federal Home Loan Bank stock	1,134	—	—	—	1,134
Total loans, net of non-accrual	287,870	20,643	277,323	24,769	610,605

Total earning assets	307,256	30,454	280,285	25,480	643,475

Interest bearing liabilities
Total interest bearing deposits	225,958	157,324	99,547	—	482,829
Federal funds purchased	16,060	—	—	—	16,060
Federal Home Loan Bank advances	—	10,025	10,589	—	20,614
Other Borrowings	3,083	—	—	—	3,083
Trust preferred securities	10,000	—	—	—	10,000

Total interest bearing liabilities	255,101	167,349	110,136	—	532,586

Net asset (liability) funding gap	52,155	(136,895)	170,149	25,480	$110,889

Cumulative net asset (liability) funding gap	$52,155	($84,740)	$85,409	$110,889

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

The following tables provide information about the Bank’s contractual obligations and commitments at March 31, 2005 (in thousands):

Contractual Obligations

		Payments Due By Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Securities sold under agreements to repurchase	$3,083	$—	$—	$—	$3,083
Federal funds purchased	16,060	—	—	—	16,060
Long-term borrowings	25	15,589	5,000	—	20,614
Lease commitments	606	1,060	872	504	3,042
Subordinated debentures	—	—	—	10,000	10,000

Totals	$19,774	$16,649	$5,872	$10,504	$52,799

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Unused loan commitments	$64,367	$25,346	$2,682	$22,792	$115,187
Standby letters of credit	2,631	3,250	992	—	6,873

Totals	$66,998	$28,596	$3,674	$22,792	$122,060

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2005.

Internal Controls Over Financial Reporting – There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.

(a)	Exhibits

	Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K Report, dated January 18, 2005 was filed during the quarter ended March 31, 2005.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dearborn Bancorp, Inc.
(Registrant)

/s/ John E. Demmer

John E. Demmer
Chairman

/s/ Michael J. Ross

Michael J. Ross
President and Chief Executive Officer

/s/ Jeffrey L. Karafa

Jeffrey L. Karafa Treasurer and Chief Financial Officer

Date: May 10, 2005

Exhibit No.	Exhibit Description
Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.