Form 10-Q
period 2005-06-30
DEARBORN BANCORP INC /MI/
filed 2005-08-10
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2005.
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
Yes ☑  No ☐
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of July 31, 2005.

Class	Shares Outstanding

Common Stock	5,080,130
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act of 1934).
Yes ☐  No ☑

DEARBORN BANCORP, INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

Independent Accountants’ Report	3

Consolidated Balance Sheets — June 30, 2005, December 31, 2004 and June 30, 2004	4

Consolidated Statements of Income — For the Three and Six Months Ended June 30, 2005 and 2004	5

Consolidated Statements of Comprehensive Income — For the Three and Six Months Ended June 30, 2005 and 2004	6

Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2005 and 2004	7

Notes to Consolidated Financial Statements	8-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	14-28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29-31

Item 4. Controls and Procedures	32

Part II. Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 4. Submission of Matters to a Vote of Security Holders	33
Item 6. Exhibits and Reports on Form 8-K

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 5 Other Information

SIGNATURES	34
CEO Certification Pursuant to Section 302
CFO Certification Pursuant to Section 302
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of June 30, 2005 and the related consolidated statements of income and comprehensive income for the three and six months ended June 30, 2005 and 2004 and the related consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the company’s management.
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

/s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
August 2, 2005

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	06/30/05	12/31/04	06/30/04
ASSETS
Cash and cash equivalents
Cash and due from banks	$7,655	$5,946	$7,759
Federal funds sold	6,419	12,640	3,422
Interest bearing deposits with banks	6,359	2,283	125

Total cash and cash equivalents	20,433	20,869	11,306

Mortgage loans held for sale	2,373	1,692	1,415
Securities, available for sale	19,498	21,075	12,859
Federal Home Loan Bank stock	1,293	1,122	1,098
Loans
Loans	635,718	587,562	439,776
Allowance for loan loss	(6,616)	(5,884)	(4,894)

Net loans	629,102	581,678	434,882

Premises and equipment, net	14,004	13,124	10,404
Real estate owned	1,082	138	207
Goodwill	7,093	7,080	—
Other intangible assets	825	902	—
Accrued interest receivable	2,065	1,889	1,431
Other assets	2,725	3,093	1,850

Total assets	$700,493	$652,662	$475,452

LIABILITIES
Deposits
Non-interest bearing deposits	$64,393	$63,065	$41,565
Interest bearing deposits	516,222	477,815	364,265

Total deposits	580,615	540,880	405,830

Other liabilities
Securities sold under agreements to repurchase	3,201	4,115	—
Federal Home Loan Bank advances	25,614	20,614	20,638
Accrued interest payable	1,319	1,107	823
Other liabilities	889	1,342	886
Subordinated debentures	10,000	10,000	10,000

Total liabilities	621,638	578,058	438,177

STOCKHOLDERS’ EQUITY
Common stock - 10,000,000 shares authorized, 5,080,130 shares at 06/30/05, 5,033,713 shares at 12/31/04; and 3,458,300 shares at 06/30/04	78,685	74,918	37,286
Retained earnings	214	344	187
Accumulated other comprehensive loss	(44)	(658)	(198)

Total stockholders’ equity	78,855	74,604	37,275

Total liabilities and stockholders’ equity	$700,493	$652,662	$475,452

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	06/30/05	06/30/04	06/30/05	06/30/04
Interest income
Interest on loans, including fees	$10,318	$6,750	$20,020	$13,154
Interest on securities, available for sale	160	67	300	138
Interest on federal funds	79	22	127	38
Interest on deposits with banks	81	10	83	17

Total interest income	10,638	6,849	20,530	13,347

Interest expense
Interest on deposits	3,491	1,703	6,377	3,363
Interest on other borrowings	302	231	588	462
Interest on subordinated debentures	180	100	320	223

Total interest expense	3,973	2,034	7,285	4,048

Net interest income	6,665	4,815	13,245	9,299
Provision for loan losses	279	281	743	505

Net interest income after provision for loan losses	6,386	4,534	12,502	8,794

Non-interest income
Service charges on deposit accounts	166	136	316	268
Fees for other services to customers	17	46	49	58
Gain on the sale of loans	204	231	334	374
Gain (loss) on the sale of other real estate	1	(3)	88	(3)
Other than temporary impairment of securities	(696)	—	(696)	—
Other income	14	9	16	28

Total non-interest income	(294)	419	107	725

Non-interest expenses
Salaries and employee benefits	2,339	1,852	4,646	3,669
Commissions on the origination of loans	66	87	131	150
Occupancy and equipment expense	613	365	1,247	724
Intangible expense	39	—	77	—
Advertising and marketing	109	80	223	157
Stationery and supplies	96	73	185	144
Professional services	180	99	379	214
Data processing	113	76	229	147
Other operating expenses	399	216	680	434

Total non-interest expenses	3,954	2,848	7,797	5,639

Income before income tax provision	2,138	2,105	4,812	3,880
Income tax provision	726	715	1,635	1,316

Net income	$1,412	$1,390	$3,177	$2,564

Per share data:
Net income — basic	$0.28	$0.40	$0.63	$0.75
Net income — diluted	$0.26	$0.36	$0.59	$0.68

Weighted average number of shares outstanding — basic	5,074,978	3,444,881	5,063,122	3,431,394
Weighted average number of shares outstanding — diluted	5,418,218	3,810,506	5,419,207	3,779,934
The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	06/30/05	06/30/04	06/30/05	06/30/04
Net income	$1,412	$1,390	$3,177	$2,564
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(95)	(38)	233	(334)
Less: reclassification adjustment for losses included in net income	696	—	696	—

Tax effects	(203)	14	(315)	114

Other comprehensive income/(loss)	398	(24)	614	(220)

Comprehensive income	$1,810	$1,366	$3,791	$2,344

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In thousands)	6/30/05	6/30/04
Cash flows from operating activities
Interest and fees received	$20,155	$13,368
Interest paid	(7,073)	(3,695)
Taxes paid	(1,580)	(840)
Proceeds from sale of mortgages held for sale	21,295	22,946
Origination of mortgages held for sale	(21,642)	(22,622)
Cash paid to suppliers and employees	(7,889)	(5,424)

Net cash provided by operating activities	3,266	3,733

Cash flows from investing activities
Proceeds from maturities of securities available for sale	5,200	4,000
Proceeds from call of securities available for sale	—	10
Proceeds from sales of securities available for sale	—	2,120
Proceeds from repayments of securities available for sale	148	265
Purchases of securities available for sale	(3,535)	(2,649)
Purchases of Federal Home Loan Bank stock	(171)	(25)
Increase in loans, net of payments received	(48,167)	(38,743)
Purchases of property and equipment	(1,342)	(5,096)

Net cash used in investing activities	(47,867)	(40,118)

Cash flows from financing activities
Net increase in non-interest bearing deposits	1,328	2,484
Net increase in interest bearing deposits	38,407	23,728
Net increase of Federal Home Loan Bank advances	5,000	—
Net decrease in other borrowings	(914)	—
Stock option exercise	344	330

Net cash provided by financing activities	44,165	26,542

Decrease in cash and cash equivalents	(436)	(9,843)
Cash and cash equivalents at the beginning of the period	20,869	21,148

Cash and cash equivalents at the end of the period	$20,433	$11,305

Reconciliation of net income to net cash provided by (used in) operating activities
Net income	$3,177	$2,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	743	505
Depreciation and amortization expense	462	246
Accretion of discount on investment securities	(21)	(2)
Amortization of premium on investment securities	18	11
Recognition of other-than-temporary loss	696	—
Net change in mortgages held for sale	(681)	90
Net change in interest receivable	(176)	42
Increase in interest payable	212	69
Increase in other assets	(828)	(214)
Net change in other liabilities	(336)	422

Net cash provided by operating activities	$3,266	$3,733

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
The consolidated financial statements of the Corporation as of June 30, 2005 and 2004, and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.
The consolidated financial statements as of June 30, 2005 and 2004, and for the three and six months ended June 30, 2005 and 2004 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2004 Annual Report to Stockholders on Form 10-K.
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these material judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and assessing other than temporary impairments of securities.
Basic income per share is based on weighted average common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares issuable under stock options.

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

	Three Months Ended		Six Months Ended
	06/30/05	06/30/04	06/30/05	06/30/04
Net income
As reported	$1,412	$1,390	$3,177	$2,564
Less: stock-based compensation expense determined under fair value based method	—	—	—	(9)

Pro forma	$1,412	$1,390	$3,177	$2,555

Basic income per share
As reported	$0.28	$0.40	$0.63	$0.75
Pro forma	$0.28	$0.40	$0.63	$0.74
Diluted income per share
As reported	$0.26	$0.36	$0.59	$0.68
Pro forma	$0.26	$0.36	$0.59	$0.68
No options were granted during the six months ended June 30, 2004 or 2005.

B.	New Accounting Pronouncements
FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. At June 30, 2005, there are no granted, but unvested options. There will be no significant effect on financial position as total equity will not change.
C.	Securities Available For Sale
The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

	June 30, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US Treasury securities	$13,699	$—	($78)	$13,621
Mortgage backed securities	678	12	(2)	688
Corporate debt securities	1,885	—	—	1,885
FHLMC preferred stock	3,304	—	—	3,304

Totals	$19,566	$12	($80)	$19,498

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US Treasury securities	$15,696	$—	($62)	$15,634
Mortgage backed securities	826	25	—	851
Corporate debt securities	1,550	—	—	1,550
FHLMC preferred stock	4,000	—	(960)	3,040

Totals	$22,072	$25	($1,022)	$21,075

The amortized cost and estimated market value of securities available for sale at June 30, 2005 by contractual maturity are shown below (in thousands):

		Estimated
	Amortized	Market
	Cost	Value
Due in three months or less	$1,998	$1,993
Due in three months through one year	7,697	7,650
Due in over one year through five years	4,004	3,978
Due in over five years	1,885	1,885
Mortgage backed securities	678	688
FHLMC preferred stock	3,304	3,304

Totals	$19,566	$19,498

The entire portfolio has a net unrealized loss of $68,000 at June 30, 2005. Securities with unrealized losses at June 30, 2005, aggregated by investment category are as follows:

Investment category	Fair Value	Unrealized Loss
US treasury securities	$13,621	($78)
Mortgage backed securities	$25	($2)

Total temporarily impaired	$13,646	($80)

These securities have been in a continuous loss position for less than 12 months.
Unrealized losses on these securities have not been recognized into income because these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.
The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.
The Corporation recorded an “Other Than Temporary Impairment Loss” on an investment in FHLMC Preferred Stock in the amount of $696,000 during the second quarter of 2005. Please refer to the discussion of “Other Than Temporary Impairment Loss” in Management’s Discussion and Analysis of Financial Condition and Statement of Operations for additional information.

D.	Stock Incentive Plans
Stock Option Plan
Options to buy common stock are granted to officers and employees under a Stock Option Plan which provided for the issue of up to 775,674 shares. There are no shares available for additional grant under this plan. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.
A summary of the option activity for the six months ended June 30, 2005 is as follows:

			Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2005	—	567,502	$8.75
Exercised	—	(46,555)	7.39

Outstanding at June 30, 2005	—	520,947	$8.87

For the options outstanding at June 30, 2005, the range of exercise prices was $4.39 to $16.96 per share with a weighted-average remaining contractual term of 5.7 years. At June 30, 2005, 520,947 options were exercisable at weighted average exercise price of $8.87 per share. Since all shares authorized for issuance under the Stock Option Plan have been granted, all future awards will be made under the Long-term Incentive Plan.
Long-Term Incentive Plan
The Corporation’s 2005 Long-Term Incentive Plan (2005 Plan) was approved by the Board of Directors on April 12, 2005 and subsequently by the shareholders of the Corporation at the annual meeting on May 17, 2005. The 2005 Plan will be administered by the Compensation Committee of the Board of Directors and may grant awards in the form of incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares and/or performance share units. The maximum number of shares available under the 2005 Plan is 300,000.
As of June 30, 2005, there have been no grants under the 2005 Plan.

E. Acquisition
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
The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. There are refinements in the process of allocating the purchase price that have not been entirely completed. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment on an annual basis. Goodwill and other intangible assets are tax deductible over 15 years. Currently, identified intangible assets subject to amortization are $825,000. Goodwill aggregates to $7,093,000.
The consolidated statements of income reflect the operating results of Washtenaw since the effective date of the acquisition. The following table presents pro forma information for the Corporation including the acquisition of Bank of Washtenaw for the six months ended June 30, 2004, as if the acquisition had occurred at the beginning of 2004.

Six Months Ended
(In thousands, except share and per share data)	6/30/2004
Interest income	$15,543
Interest expense	4,692

Net interest income	10,851
Provision for loan loss	505

Net interest income after provision for loan losses	10,346
Non-interest income	868
Non-interest expense	6,933

Income before income tax provision	4,281
Income tax provision	1,453

Net income	$2,828

Basic earnings per share	$0.82
Diluted earnings per share	$0.75

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

Date Opened	Location	Type of office
February 1994	22290 Michigan Avenue Dearborn, Michigan 48124	Full service retail branch with ATM

December 1995	24935 West Warren Avenue Dearborn Heights, Michigan 48127	Full service retail branch

August 1997	44623 Five Mile Road Plymouth, Michigan 48170	Full service retail branch with ATM

May 2001	1325 North Canton Center Road Canton, Michigan 48187	Full service retail branch with ATM

December 2001	45000 River Ridge Drive Clinton Township, Michigan 48038	Regional lending center

November 2002	19100 Hall Road Clinton Township, Michigan 48038	Full service retail branch with ATM

February 2003	12820 Fort Street Southgate, Michigan 48195	Full service retail branch with ATM

May 2003	3201 University Drive, Suite 180 Auburn Hills, Michigan 48326	Full service retail branch Regional lending center

October 2004	450 East Michigan Avenue Saline, MI 48176	Full service retail branch with ATM

October 2004	250 West Eisenhower Parkway Ann Arbor, MI 48103	Full service retail branch with ATM Regional lending center

October 2004	2180 West Stadium Blvd. Ann Arbor, MI 48103	Full service retail branch with ATM

December 2004	1360 Porter Street Dearborn, MI 48124	Loan production office Regional lending center
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

Results of Operations
The Corporation reported net income of $1,412,000 and $3,177,000 for the three and six month periods ended June 30, 2005, compared to net income of $1,390,000 and $2,564,000 for the three and six month periods ended June 30, 2004, an increase of $22,000 or 2% for the three month period and $613,000 or 24% for the six month period. The increase in net income was primarily due to the improvement in net interest income. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and commercial real estate construction loan portfolios during the period. The increase in net interest income was partially offset by the increase in non interest expense and an other than temporary impairment loss on a security.
Net Interest Income
2005 Compared to 2004. As noted on the two charts on the following pages, net interest income for the three and six month periods ended June 30, 2005 was $6,665,000 and $13,245,000 compared to $4,815,000 and $9,299,000 for the same periods ended June 30, 2004, an increase of $1,850,000 or 38% for the three month period and $3,946,000 or 42% for the six month period. This increase was caused primarily by the volume of interest earning assets and interest bearing liabilities. The Corporation’s interest rate spread was 3.51% and 3.64% for the three and six month periods ended June 30, 2005, compared to 3.98% and 3.94% for the same periods in 2004. The Corporation’s net interest margin was 4.00% and 4.10% for the three and six month periods ended June 30, compared to 4.25% and 4.21% for the same periods in 2004. The decrease in interest rate spread and net interest margin was primarily due to the increase in funds that were invested in short term investments until these funds can be deployed into loans and due to the increased cost of deposits.
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

	Three months ended			Three months ended
	June 30, 2005			June 30, 2004
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$11,011	$81	2.95%	$4,672	$10	0.86%
Federal funds sold	$10,301	79	3.08%	$8,800	22	1.01%
Investment securities, available for sale	20,870	160	3.08%	13,449	67	2.00%
Loans	626,105	10,318	6.61%	428,498	6,750	6.34%

Sub-total earning assets	668,287	10,638	6.38%	455,419	6,849	6.05%
Other assets	30,685			19,137

Total assets	$698,972			$474,556

Liabilities and stockholders’ equity
Interest bearing deposits	$515,757	$3,491	2.71%	$364,424	$1,703	1.88%
Other borrowings	39,237	482	4.93%	30,638	331	4.35%

Sub-total interest bearing liabilities	554,994	3,973	2.87%	395,062	2,034	2.07%
Non-interest bearing deposits	63,734			41,692
Other liabilities	2,057			925
Stockholders’ equity	78,187			36,877

Total liabilities and stockholders’ equity	$698,972			$474,556

Net interest income		$6,665			$4,815

Net interest rate spread			3.51%			3.98%

Net interest margin on earning assets			4.00%			4.25%

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$5,761	$83	2.91%	$3,651	$17	0.94%
Federal funds sold	$9,280	127	2.76%	$8,036	38	0.96%
Investment securities, available for sale	21,284	300	2.84%	14,119	138	1.98%
Loans	615,133	20,020	6.56%	420,622	13,154	6.32%

Sub-total earning assets	651,458	20,530	6.36%	446,428	13,347	6.05%
Other assets	30,799			17,411

Total assets	$682,257			$463,839

Liabilities and stockholders’ equity
Interest bearing deposits	$499,167	$6,377	2.58%	$356,679	$3,363	1.91%
Other borrowings	40,572	908	4.51%	30,638	685	4.52%

Sub-total interest bearing liabilities	539,739	7,285	2.72%	387,317	4,048	2.11%
Non-interest bearing deposits	63,337			39,204
Other liabilities	2,043			1,096
Stockholders’ equity	77,138			36,222

Total liabilities and stockholders’ equity	$682,257			$463,839

Net interest income		$13,245			$9,299

Net interest rate spread			3.64%			3.94%

Net interest margin on earning assets			4.10%			4.21%

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

	Three Months Ended			Six Months Ended
		2005/2004			2005/2004
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$47	$24	$71	$30	$36	$66
Federal funds sold	11	46	57	17	72	89
Investment securities, available for sale	57	36	93	98	64	162
Loans	3,274	294	3,568	6,361	505	6,866

Total earning assets	$3,389	$400	$3,789	$6,506	$677	$7,183

Liabilities
Interest bearing deposits	$1,027	$761	$1,788	$1,820	$1,194	$3,014
Other borrowings	—	45	151	—	(1)	223

Total interest bearing liabilities	$1,027	$806	$1,939	$1,820	$1,193	$3,237

Net interest income			1,850			3,946

Net interest rate spread			(0.47%)			(0.30%)

Net interest margin on earning assets			(0.25%)			(0.11%)

Provision for Loan Losses
2005 Compared to 2004. The provision for loan losses was $279,000 and $743,000 for the three and six month periods ended June 30, 2005, compared to $281,000 and $505,000 for the same periods in 2004, a decrease of $2,000 or 1% for the three month period and an increase of $238,000 or 47% for the six month period. The provision for loan losses for the three and six month periods ended June 30, 2005 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions. The increase in provision during 2005 was driven by loan growth during 2005 and impacted by net recoveries during the six months ended June 30, 2004 compared to modest net charge-offs during the same period in 2005.

Other Than Temporary Impairment of Securities
The Corporation recorded an “Other Than Temporary Impairment Loss” on a security in the amount of $696,000 during the second quarter of 2005 in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and SEC Staff Accounting Bulletin 59, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”.
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
During 2004, management believes that the market value of this security was negatively impacted for two primary factors. The first factor was the declining interest rate environment. Short term interest rates declined during 2002 and 2003 and began to increase during 2004. The yield on this security does not react immediately to shifts in interest rates because of the annual adjustment feature. The coupon on this security did not benefit from the rise in short term interest rates during 2004 due to the timing of the coupon reset date. As the next coupon reset date approached, the market value of this security reacted positively. A repricing and market value table for selected dates is listed below:

		Market Value
	Rate	(per share)
3/23/2001	4.50%	$50.00
4/1/2002	2.82%	$50.00
4/1/2003	1.14%	$50.00
4/1/2004	1.14%	$46.25
6/30/2004	1.14%	$46.05
9/30/2004	1.14%	$39.00
12/31/2004	1.14%	$38.00
3/31/2005	1.14%	$42.75
6/30/2005	3.64%	$41.30
The coupon rate reset on April 1, 2005 at 3.64%. Based on the tax deductibility of the dividend, the tax equivalent yield of this security on the reset date of April 1, 2005 was 4.95%.
The second factor in the market value of this security has been the discovery of certain accounting irregularities at FHLMC and FNMA that have raised questions about the credit quality of these organizations. The timing of the decline in the market value of the security also coincides with the public announcements of these accounting irregularities that occurred.

Management expected that the market value of this security would continue to improve with the significant improvement in the dividend rate and the release of FHLMC’s Annual Report to Shareholders. Neither the dividend repricing on April 1, 2005, nor the issuance of FHLMC’s Annual Report on June 14, 2005 has had a significant impact on the fair market value of the security. Therefore, the Corporation recognized the “Other Than Temporary Loss” of $696,000 on June 30, 2005 and sold this security on July 22, 2005.
Non-interest Income
2005 Compared to 2004. Non-interest income excluding the impairment charge was $402,000 and $803,000 for the three and six month periods ended June 30, 2005, compared to $419,000 and $725,000 for the same periods in 2004, a decrease of $17,000 or 4% for three month period and an increase of $78,000 or 11% for the six month period. The increase during the six month period was primarily due to the increase in the gain on the sale of real estate during the period. This gain was the result of the sale of the commercial building that secured one commercial mortgage loan.
Non-interest Expense
2005 Compared to 2004. Non-interest expense was $3,954,000 and $7,797,000 for the three and six month periods ended June 30, 2005, compared to $2,848,000 and $5,639,000 for the same periods in 2004, an increase of $1,106,000 or 39% for the three month period and $2,158,000 or 38% for the six month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $2,339,000 and $4,646,000 for the three month and six month periods ended June 30, 2005, compared to $1,852,000 and 3,669,000 for the same periods in 2004, an increase of $487,000 or 26% for the three month period and $977,000 or 27% for the six month period. The primary factors for the increase in salaries and benefits expense were the acquisition of the Bank of Washtenaw in October of 2004 and the expansion of the commercial lending and retail banking departments. As of June 30, 2005, the number of full time equivalent employees was 155 compared to 124 as of June 30, 2004.
The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $613,000 and $1,247,000 for the three and six month periods ended June 30, 2005, compared to $365,000 and $724,000 for the same periods in 2004, an increase of $248,000 or 68% for the three month period and $523,000 or 72% for the six month period. The primary factor in the increase in occupancy and equipment expense was the opening of the Operations Center in Allen Park, Michigan and the relocation of the commercial lending department to the Administrative Building in Dearborn, Michigan during the fourth quarter of 2004.
Income Tax Provision
2005 Compared to 2004. Income tax expense was $726,000 and $1,635,000 for the three and six month periods ended June 30, 2005, compared to $715,000 and $1,316,000 for the same periods in 2004, an increase of $11,000 or 2% for the three month period and $319,000 or 24% for the six month period. The increase was primarily a result of increased pre-tax income.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004
Assets. Total assets at June 30, 2005 were $700,493,000 compared to $652,662,000 at December 31, 2004, an increase of $47,831,000 or 7%. The increase was primarily due to the increase in loans during the period.
Federal Funds Sold. Total federal funds sold at June 30, 2005 were $6,419,000 compared to $12,640,000 at December 31, 2004, a decrease of $6,221,000 or 49%. The decrease was primarily due to the deployment of available funds into loans.
Interest bearing deposits with banks. Total interest bearing deposits with banks at June 30, 2005 were $6,359,000 compared to $2,283,000 at December 31, 2004, an increase of $4,076,000 or 179%. The increase was primarily due to additional funds received as a result of deposit gathering activities during the second quarter of 2005. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2005 were $2,373,000 compared to $1,692,000 at December 31, 2004, an increase of $681,000 or 40%. This increase was a result of the increase in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at June 30, 2005 were $19,498,000 compared to $21,075,000 at December 31, 2004, a decrease of $1,577,000 or 7%. The decrease was due to the sale of securities, available for sale during 2004. The funds from the sale of these securities were utilized to fund loan volume.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized loss of $68,000. The unrealized loss is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,293,000 at June 30, 2005, compared to $1,122,000 at December 31, 2004, an increase of $171,000 or 15%.

Loans. Total loans at June 30, 2005 were $635,718,000 compared to $587,562,000 at December 31, 2004, an increase of $48,156,000 or 8%. The increase was primarily due to the continued expansion of the commercial lending department during the past twelve months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	6/30/05	12/31/04	6/30/04
Consumer loans	$41,082	$42,149	$26,045
Commercial, financial, & other	132,058	129,103	76,067
Commercial real estate construction	89,572	72,286	55,933
Commercial real estate mortgages	326,332	296,934	235,471
Residential real estate mortgages	46,674	47,090	46,260

	635,718	587,562	439,776
Allowance for loan losses	(6,616)	(5,884)	(4,894)

	$629,102	$581,678	$434,882

The following is a summary of non-performing assets and problems loans (in thousands):

	6/30/05	12/31/04	6/30/04
Over 90 days past due and still accruing	$134	$143	$85
Non-accrual loans	972	2,956	1,674
Real estate owned	1,082	136	201
Other repossessed assets	—	2	6

	$2,188	$3,237	$1,966

Non-accrual loans at June 30, 2005 were $972,000. The distribution of non-accrual loans by loan type is as follows:

	Number of Loans	Balance
Consumer loans	2	$51
Commercial, financial, & other	3	485
Commercial real estate construction	—	—
Commercial real estate mortgages	5	329
Residential real estate mortgages	1	107

Total non-accrual loans	11	$972

Allowance for Loan Losses. The allowance for loan losses was $6,616,000 at June 30, 2005 compared to $5,884,000 at December 31, 2004, an increase of $732,000 or 12%. The increase resulted primarily from provisions less net charge-offs recorded during the quarter. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
The following is an analysis of the allowance for loan losses (in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	6/30/05	12/31/04	6/30/04
Balance, beginning of year	$5,884	$4,314	$4,314

Allowance on loans acquired	—	184	—

Charge-offs:
Consumer loans	71	31	5
Commercial, financial & other	95	—	—
Commercial real estate construction	—	—	—
Commercial real estate mortgages	6	100	—
Residential real estate mortgages	—	—	32
Recoveries:
Consumer loans	9	13	11
Commercial, financial & other	111	104	40
Commercial real estate construction	—	—	—
Commercial real estate mortgages	9	—	61
Residential real estate mortgages	32	—	—

Net charge-offs (recoveries)	11	14	(75)

Additions charged to operations	743	1,400	505

Balance, end of period	$6,616	$5,884	$4,894

Allowance to total loans	1.04%	1.00%	1.11%

Allowance to nonperforming assets	302.38%	181.77%	248.93%

Net charge-offs (recoveries) to average loans	0.00%	0.00%	(0.02%)

Premises and Equipment. Bank premises and equipment at June 30, 2005 were $14,004,000 compared to $13,124,000 at December 31, 2004, an increase of $880,000 or 7%. The increase in premises and equipment was primarily due to the renovation at the Bank’s Operations Center in Allen Park, Michigan, the addition of additional parking at the Bank’s Dearborn Heights branch office and the updating of equipment at several locations.
Real estate owned. Real estate owned at June 30, 2005 was $1,082,000 compared to $138,000 at December 31, 2004, an increase of $944,000 or 684%. Real estate owned at June 30, 2005 is comprised of three residential properties with an appraised value of $782,000 and a commercial building with an appraised value of $500,000. The Bank expects to realize a gain as a result of the sale of these properties during 2005.
Goodwill and other intangible assets. Goodwill and other intangible assets were $7,918,000 at June 30, 2005 compared to $7,982,000 at December 31, 2004. The Bank has intangible assets for the estimated value of core deposit accounts acquired in the acquisition of the Bank of Washtenaw. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The core deposit intangible amounted to $929,000 and is being amortized over ten years.
The balance of the acquisition price in excess of the fair market value of the assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $7.1 million. Goodwill is defined as an intangible asset with an indefinite useful life, and as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss must be recorded for the value equal to the excess of the asset’s carrying value over its fair value.
Accrued Interest Receivable. Accrued interest receivable at June 30, 2005 was $2,065,000 compared to $1,889,000 at December 31, 2004, an increase of $176,000 or 9%. The increase was primarily due to the increase in the Bank’s loan portfolio.
Other Assets. Other assets at June 30, 2005 were $2,725,000 compared to $3,093,000 at December 31, 2004, a decrease of $368,000 or 12%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at June 30, 2005 were $580,615,000 compared to $540,880,000 at December 31, 2004, an increase of $39,735,000 or 7%. The following is a summary of the distribution of deposits (in thousands):

	6/30/05	12/31/04	6/30/04
Non-interest bearing:
Demand	$64,393	$63,065	$41,565

Interest bearing:
Checking	$14,443	$15,400	$19,472
Money market	59,729	54,957	15,232
Savings	74,267	83,773	110,251
Time, under $100,000	143,538	124,448	74,041
Time, $100,000 and over	224,245	199,237	145,269

	516,222	477,815	364,265

Total deposits	$580,615	$540,880	$405,830

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

	6/30/05	12/31/04	6/30/04
Interest bearing checking	$2,677	$2,633	$8,781
Time, $100,000 and over	76,997	71,058	57,586

Total municipal deposits	$79,674	$73,691	$66,367

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $22,290,000, $19,190,000 and $2,380,000 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at June 30, 2005 were $3,201,000 compared to $4,115,000 at December 31, 2004, a decrease of $914,000 or 22%. These Repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances at June 30, 2005 were $25,614,000, compared to $20,614,000 at December 31, 2004, an increase of $5,000,000 or 24%. The increase was due to the funding of a Federal Home Loan Bank advance of $5,000,000 during the quarter ended June 30, 2005.
Accrued Interest Payable. Accrued interest payable at June 30, 2005 was $1,319,000 compared to $1,107,000 at December 31, 2004, an increase of $212,000 or 19%. The increase was primarily due to the increasing amount of interest bearing deposits during the period.
Other Liabilities. Other liabilities at June 30, 2005 were $889,000 compared to $1,342,000 at December 31, 2004, a decrease of $453,000 or 34%. The decrease was primarily due to the decrease in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at June 30, 2005 and December 31, 2004. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $275,000 at June 30, 2005.

Capital
Stockholders’ equity at June 30, 2005 was $78,855,000 compared to $74,604,000 as of December 31, 2004, an increase of $4,251,000 or 6%.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Total capital
(to risk weighted assets)
Consolidated	87,598	13.11%	53,441	8.00%	66,802	10.00%
Bank	70,864	10.71%	52,925	8.00%	66,156	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	80,982	12.12%	26,721	4.00%	40,081	6.00%
Bank	64,248	9.71%	26,462	4.00%	39,693	6.00%
Tier 1 capital
(to average assets)
Consolidated	80,982	11.59%	27,959	4.00%	34,949	5.00%
Bank	64,248	9.42%	27,276	4.00%	34,095	5.00%

As of December 31, 2004
Total capital
(to risk weighted assets)
Consolidated	81,868	13.27%	49,360	8.00%	61,700	10.00%
Bank	63,986	10.47%	48,913	8.00%	61,141	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	75,984	12.32%	24,680	4.00%	37,020	6.00%
Bank	58,102	9.50%	24,457	4.00%	36,685	6.00%
Tier 1 capital
(to average assets)
Consolidated	75,984	12.12%	25,079	4.00%	31,348	5.00%
Bank	58,102	9.78%	23,765	4.00%	29,706	5.00%
Based on the respective regulatory capital ratios at June 30, 2005 and December 31, 2004, the Corporation and Bank are considered well capitalized.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2005, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$6,419	$—	$—	$—	$6,419
Interest bearing deposits with Banks	6,359	—	—	—	6,359
Mortgage loans held for sale	2,373	—	—	—	2,373
Securities available for sale	3,878	12,979	1,979	662	19,498
Federal Home Loan Bank stock	1,293	—	—	—	1,293
Total loans, net of non-accrual	290,594	22,283	296,053	25,816	634,746

Total earning assets	310,916	35,262	298,032	26,478	670,688

Interest bearing liabilities
Total interest bearing deposits	261,153	143,866	111,203	—	516,222
Federal Home Loan Bank advances	—	15,589	10,000	—	25,589
Other Borrowings	3,201	—	—	—	3,201
Trust preferred securities	10,000	—	—	—	10,000

Total interest bearing liabilities	274,354	159,455	121,203	—	555,012

Net asset (liability) funding gap	36,562	(124,193)	176,829	26,478	$115,676

Cumulative net asset (liability) funding gap	$36,562	$(87,631)	$89,198	$115,676

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
The following tables provide information about the Bank’s contractual obligations and commitments at June 30, 2005 (in thousands):
Contractual Obligations

		Payments Due By Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Securities sold under agreements to repurchase	$3,201	$—	$—	$—	$3,201
Certificates of deposit	256,580	95,476	15,727	—	367,783
Long-term borrowings	25	15,589	10,000	—	25,614
Lease commitments	614	1,017	865	404	2,900
Subordinated debentures	—	—	—	10,000	10,000

Totals	$260,420	$112,082	$26,592	$10,404	$409,498

Unused Loan Commitments and Letters of Credit
		Amount Of Commitment Expiration Per Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Unused loan commitments	$68,834	$19,457	$2,685	$33,058	$124,034
Standby letters of credit	1,274	3,498	992	—	5,764

Totals	$70,108	$22,955	$3,677	$33,058	$129,798

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2005.
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

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
The corporation held its regular annual meeting on May 17, 2005. At this meeting, there were several matters submitted to a vote of the shareholders.
The first matter was the re-election of directors. Four directors were re-elected to serve three-year terms expiring in 2008. The voting results for each nominee were as follows:

Nominee	Total For
William J. Demmer	4,117,130
Bradley F. Keller	4,385,270
Richard Nordstrom	4,226,443
Ronnie J. Story	4,497,109
There were no votes against any nominee.
The second matter was the consideration of a proposal to approve the 2005 Long-Term Incentive Plan. This proposal passed with 69% of votes cast for the approval of the 2005 Long-Term Incentive Plan. 29% of votes cast were against the proposal and 2% abstained.
ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.

(a)	Exhibits

	Exhibit 10 (a)	2005 Long-Term Incentive Plan

	Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Two Form 8-K Reports, dated April 19, 2005 and May 17, 2005 were filed during the quarter ended June 30, 2005.

DEAR BORN BANCORP, INC.
FORM 10-Q (continued)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dearborn Bancorp, Inc.
(Registrant)

/s/ John E. Demmer

John E. Demmer
Chairman

/s/ Michael J. Ross

Michael J. Ross
President and Chief Executive Officer

/s/ Jeffrey L. Karafa

Jeffrey L. Karafa
Treasurer and Chief Financial Officer
Date: August 10, 2005

Exhibit Index

Exhibit no.	Exhibit Description
Exhibit 10(a)	2005 Long-Term Incentive Plan

Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.