Form 10-Q
period 2005-09-30
DEARBORN BANCORP INC /MI/
filed 2005-11-14
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2005.
Commission file number 000-24478.
DEARBORN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3073622 (I.R.S. Employer Identification No.)

1360 Porter Street, Dearborn, MI	48124
(Address of principal executive office)	(Zip Code)
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
Yes ☑ No ☐
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of October 31, 2005.

Class	Shares Outstanding
Common Stock	5,147,550
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act of 1934).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

DEARBORN BANCORP, INC.
INDEX

		Page
Part I.	Financial Information:

Item 1.	Financial Statements

	The following consolidated financial statements of Dearborn
	Bancorp, Inc. and its subsidiary included in this report are:

	Independent Accountants’ Report	3

	Consolidated Balance Sheets — September 30, 2005,
	December 31, 2004 and September 30, 2004	4

	Consolidated Statements of Income — For the Three and Nine
	Months Ended September 30, 2005 and 2004	5

	Consolidated Statements of Comprehensive Income — For
	the Three and Nine Months Ended September 30, 2005 and 2004	6

	Consolidated Statements of Cash Flows — For the
	Nine Months Ended September 30, 2005 and 2004	7

	Notes to Consolidated Financial Statements	8-13

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations, Liquidity and Capital	14-29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30-32

Item 4.	Controls and Procedures	33

Part II.	Other Information:

	Pursuant to SEC rules and regulations, the following item(s) are
	included with the Form 10-Q Report:

	Item 6. Exhibits and Reports on Form 8-K	34

	Pursuant to SEC rules and regulations, the following items are omitted
	from this Form 10-Q as inapplicable or to which the answer is negative:

	Item 1. Legal Proceedings
	Item 2. Changes in Securities and Use of Proceeds
	Item 3. Defaults upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5 Other Information

SIGNATURES		35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of September 30, 2005 and the related consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2005 and 2004 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the company’s management.
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

/s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
November 2, 2005

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	09/30/05	12/31/04	09/30/04
ASSETS
Cash and cash equivalents
Cash and due from banks	$8,714	$5,946	$6,343
Federal funds sold	7,893	12,640	11,636
Interest bearing deposits with banks	74	2,283	29,600

Total cash and cash equivalents	16,681	20,869	47,579

Mortgage loans held for sale	2,697	1,692	1,533
Securities, available for sale	14,137	21,075	39,516
Federal Home Loan Bank stock	1,293	1,122	1,111
Loans
Loans	645,003	587,562	474,111
Allowance for loan loss	(6,757)	(5,884)	(5,188)

Net loans	638,246	581,678	468,923

Premises and equipment, net	14,101	13,124	10,987
Real estate owned	661	138	357
Goodwill	5,473	7,080	—
Other intangible assets	2,368	902	—
Accrued interest receivable	2,014	1,889	1,648
Other assets	2,726	3,093	2,439

Total assets	$700,397	$652,662	$574,093

LIABILITIES
Deposits
Non-interest bearing deposits	$60,222	$63,065	$45,136
Interest bearing deposits	513,732	477,815	423,878

Total deposits	573,954	540,880	469,014

Other liabilities
Federal funds purchased	4,500	—	—
Securities sold under agreements to repurchase	2,361	4,115	—
Federal Home Loan Bank advances	25,588	20,614	20,614
Accrued interest payable	1,507	1,107	928
Other liabilities	998	1,342	1,140
Subordinated debentures	10,000	10,000	10,000

Total liabilities	618,908	578,058	501,696

STOCKHOLDERS’ EQUITY
Common stock — 10,000,000 shares authorized, 5,136,456 shares at 09/30/05, 5,033,576 shares at 12/31/04; and 5,003,870 shares at 09/30/04	79,240	74,918	71,370
Retained earnings	2,293	344	1,590
Accumulated other comprehensive loss	(44)	(658)	(563)

Total stockholders’ equity	81,489	74,604	72,397

Total liabilities and stockholders’ equity	$700,397	$652,662	$574,093

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	09/30/05	09/30/04	09/30/05	09/30/04
Interest income
Interest on loans, including fees	$11,133	$7,142	$31,153	$20,296
Interest on securities, available for sale	125	155	425	293
Interest on federal funds	60	49	187	87
Interest on deposits with banks	16	80	99	97

Total interest income	11,334	7,426	31,864	20,773

Interest expense
Interest on deposits	3,730	2,080	10,107	5,443
Interest on other borrowings	361	234	949	696
Interest on subordinated debentures	190	109	510	332

Total interest expense	4,281	2,423	11,566	6,471

Net interest income	7,053	5,003	20,298	14,302
Provision for loan losses	248	369	991	874

Net interest income after provision for loan losses	6,805	4,634	19,307	13,428

Non-interest income
Service charges on deposit accounts	164	141	480	409
Fees for other services to customers	16	(10)	65	24
Gain on the sale of loans	125	119	459	493
Gain/(loss) on the sale of real estate	4	—	92	(3)
Other than temporary impairment of securities	—	—	(696)	—
Loss on the sale of securities, available for sale	(44)	—	(44)	—
Other income	40	(4)	56	48

Total non-interest income	305	246	412	971

Non-interest expenses
Salaries and employee benefits	2,357	1,868	7,003	5,537
Commissions on the origination of loans	48	52	179	202
Occupancy and equipment expense	628	322	1,875	1,046
Intangible expense	76	—	153	—
Advertising and marketing	74	66	297	223
Stationery and supplies	96	81	281	225
Professional services	265	67	644	281
Data processing	95	82	324	229
Other operating expenses	322	217	1,002	651

Total non-interest expenses	3,961	2,755	11,758	8,394

Income before income tax provision	3,149	2,125	7,961	6,005
Income tax provision	1,070	723	2,705	2,039

Net income	$2,079	$1,402	$5,256	$3,966

Per share data:
Net income — basic	$0.41	$0.31	$1.03	$1.04
Net income — diluted	$0.38	$0.28	$0.97	$0.95

Weighted average number of shares outstanding — basic	5,109,849	4,584,016	5,079,869	3,818,406
Weighted average number of shares outstanding — diluted	5,432,016	4,963,943	5,424,350	4,191,238
The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	09/30/05	09/30/04	09/30/05	09/30/04
Net income	$2,079	$1,402	$5,256	$3,966
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(42)	(552)	191	(886)
Less: reclassification adjustment for losses included in net income	44	—	740	—

Tax effects	(2)	187	(317)	301

Other comprehensive income (loss)	—	(365)	614	(585)

Comprehensive income	$2,079	$1,037	$5,870	$3,381

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In thousands)	9/30/05	9/30/04
Cash flows from operating activities
Interest and fees received	$31,437	$20,447
Interest paid	(9,707)	(5,965)
Taxes paid	(2,380)	(1,500)
Proceeds from sale of mortgages held for sale	26,390	32,667
Origination of mortgages held for sale	(26,936)	(32,343)
Cash paid to suppliers and employees	(13,003)	(8,243)

Net cash provided by operating activities	5,801	5,063

Cash flows from investing activities
Proceeds from maturities of securities available for sale	7,200	11,000
Proceeds from call of securities available for sale	—	325
Proceeds from sales of securities available for sale	4,000	5,884
Proceeds from repayments of securities available for sale	209	326
Purchases of securities available for sale	(3,535)	(40,949)
Purchases of Federal Home Loan Bank stock	(171)	(38)
Increase in loans, net of payments received	(57,559)	(73,153)
Purchases of property and equipment	(1,691)	(5,812)

Net cash used in investing activities	(51,547)	(102,417)

Cash flows from financing activities
Net increase in non-interest bearing deposits	(2,843)	6,055
Net increase in interest bearing deposits	35,917	83,340
Increase (decrease) in federal funds purchased	4,500	—
Net increase of Federal Home Loan Bank advances	4,974	(24)
Net decrease in other borrowings	(1,754)	—
Issuance of common stock	28	34,038
Stock option exercise	736	376

Net cash provided by financing activities	41,558	123,785

Decrease in cash and cash equivalents	(4,188)	26,431
Cash and cash equivalents at the beginning of the period	20,869	21,148

Cash and cash equivalents at the end of the period	$16,681	$47,579

Reconciliation of net income to net cash provided by operating activities

Net income	$5,256	$3,966
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	991	874
Depreciation and amortization expense	714	379
Accretion of discount on investment securities	(30)	(53)
Amortization of premium on investment securities	25	12
Increase in mortgages held for sale	(1,005)	(28)
Increase in interest receivable	(125)	(187)
Increase in interest payable	400	174
Increase in other assets	(331)	(751)
Net change in other liabilities	(94)	677

Net cash provided by operating activities	$5,801	$5,063

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.	Accounting and Reporting Policies

The consolidated financial statements of Dearborn Bancorp, Inc. (the “Corporation”) include the consolidation of its only subsidiary, Community Bank of Dearborn (the “Bank”). The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to practice within the banking industry.

The consolidated financial statements of the Corporation as of September 30, 2005 and 2004, and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements as of September 30, 2005 and 2004, and for the three and nine months ended September 30, 2005 and 2004 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2004 Annual Report to Stockholders on Form 10-K.

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

	Three Months Ended		Nine Months Ended
	09/30/05	09/30/04	09/30/05	09/30/04
Net income
As reported	$2,079	$1,402	$5,256	$3,966
Less: stock-based compensation expense determined under fair value based method	—	—	—	9
Pro forma	$2,079	$1,402	$5,256	$3,957

Basic income per share
As reported	$0.41	$0.31	$1.03	$1.04
Pro forma	$0.41	$0.31	$1.03	$1.04

Diluted income per share
As reported	$0.38	$0.28	$0.97	$0.95
Pro forma	$0.38	$0.28	$0.97	$0.94
No options were granted during the nine months ended September 30, 2004 or 2005.

B.	New Accounting Pronouncements

FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. As of September 30, 2005, there have been no options granted in 2005. There will be no significant effect on financial position as total equity will not change.

C.	Securities Available For Sale

The amortized cost and estimated market value of securities available for sale are as follows (in thousands):

	September 30, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$11,700	$—	($75)	$11,625
Mortgage backed securities	618	9	—	627
Corporate debt securities	1,885	—	—	1,885

Totals	$14,203	$9	($75)	$14,137

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$15,696	$—	($62)	$15,634
Mortgage backed securities	826	25	—	851
Corporate debt securities	1,550	—	—	1,550
FHLMC preferred stock	4,000	—	(960)	3,040

Totals	$22,072	$25	($1,022)	$21,075

The amortized cost and estimated market value of securities available for sale at September 30, 2005 by contractual maturity are shown below (in thousands):

		Estimated
	Amortized	Fair
	Cost	Value
Due in three months or less	$3,001	$2,993
Due in three months through one year	7,696	7,645
Due in over one year through five years	1,003	987
Due in over five years	1,885	1,885
Mortgage backed securities	618	627

Totals	$14,203	$14,137

The entire portfolio has a net unrealized loss of $66,000 at September 30, 2005. The Corporation had US treasury securities with unrealized losses of $75,000 at September 30, 2005. As of September 30, 2005, these securities have a fair value of $12,775,000 and have been in a continuous loss position for less than 12 months.

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

The Corporation recorded an “Other Than Temporary Impairment Loss” on an investment in FHLMC Preferred Stock in the amount of $696,000 during the second quarter of 2005. This security was sold on July 22, 2005. As a result of the sale of this security, the Corporation recognized a loss on the sale of securities, available for sale of $44,000 during the third quarter of 2005. Please refer to the discussion of “Other Than Temporary Impairment Loss” in Management’s Discussion and Analysis of Financial Condition and Statement of Operations for additional information.

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

A summary of the option activity for the nine months ended September 30, 2005 is as follows:

			Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2005	—	567,502	$8.75
Exercised	—	(102,880)	8.14

Outstanding at September 30, 2005	—	464,622	$8.88
For the options outstanding at September 30, 2005, the range of exercise prices was $4.39 to $16.96 per share with a weighted-average remaining contractual term of 5.6 years. At September 30, 2005, 464,622 options were exercisable at weighted average exercise price of $8.88 per share. Since all shares authorized for issuance under the Stock Option Plan have been granted, all future awards will be made under the Long-Term Incentive Plan.

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

As of September 30, 2005, there have been no grants under the 2005 Plan.

E.	Acquisition

On October 29, 2004, the Corporation acquired the Bank of Washtenaw (“Washtenaw”), a wholly owned subsidiary of Pavillion Bancorp, Inc. for $15,100,000 in cash. The assets and liabilities of the Bank of Washtenaw at acquisition and net income derived from those assets and liabilities since the acquisition have been consolidated into the Bank. Washtenaw, which was founded in January 2001, has an office in Saline, Michigan and two offices in Ann Arbor, Michigan. As of October 29, 2004, Washtenaw had total assets of $85,500,000, gross loans of $67,100,000 and total deposits of $66,100,000.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment on an annual basis. Goodwill and other intangible assets are tax deductible over 15 years. During the third quarter of 2005, we completed our analysis of intangible assets. A business relationship intangible of $1,620,000 was identified and separated from goodwill. This intangible asset is being amortized over its estimated life of 17 years. Currently, identified intangible assets subject to amortization are $2,368,000. Goodwill aggregates to $5,473,000.

The consolidated statements of income reflect the operating results of Washtenaw since the effective date of the acquisition. The following table presents pro forma information for the Corporation including the acquisition of Bank of Washtenaw for the nine months ended September 30, 2004, as if the acquisition had occurred at the beginning of 2004.

Nine Months Ended
(In thousands, except share and per share data)	9/30/2004
Interest income	$24,051
Interest expense	7,419

Net interest income	16,632
Provision for loan loss	889

Net interest income after provision for loan losses	15,743
Non-interest income	1,172
Non-interest expense	10,343

Income before income tax provision	6,572
Income tax provision	2,216

Net income	$4,356

Basic earnings per share	$1.14
Diluted earnings per share	$1.04

PART I — FINANCIAL INFORMATION

ITEM 2. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
services for financial institutions

Results of Operations
The Corporation reported net income of $2,079,000 and $5,256,000 for the three and nine month periods ended September 30, 2005, compared to net income of $1,402,000 and $3,966,000 for the three and nine month periods ended September 30, 2004, an increase of $677,000 or 48% for the three month period and $1,290,000 or 33% for the nine month period. The increase in net income was primarily due to the improvement in net interest income. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and commercial real estate construction loan portfolios during the period. The increase in net interest income was partially offset by the increase in non interest expense and an other than temporary impairment loss on a security.
Net Interest Income
2005 Compared to 2004. As noted on the two charts on the following pages, net interest income for the three and nine month periods ended September 30, 2005 was $7,053,000 and $20,298,000 compared to $5,003,000 and $14,302,000 for the same periods ended September 30, 2004, an increase of $2,050,000 or 41% for the three month period and $5,996,000 or 42% for the nine month period. This increase was caused primarily by the volume of interest earning assets and interest bearing liabilities. The Corporation’s interest rate spread was 3.65% and 3.67% for the three and nine month periods ended September 30, 2005, compared to 3.43% and 3.73% for the same periods in 2004. The Corporation’s net interest margin was 4.20% and 4.15% for the three and nine month periods ended September 30, 2005 compared to 3.82% and 4.05% for the same periods in 2004. The increase in interest rate spread and net interest margin during the three month period ended September 30, 2005 was primarily due to the decrease in funds that were invested in short term investments. The decrease in interest rate spread during the nine month period ended September 30, 2005 is primarily due to the increase in the cost of deposits during the period. The increase in net interest margin during the same period was primarily due to the increase in funds deployed into loans, which earn a higher yield than short term deposits.
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

	Three months ended September 30,			Three months ended September 30,
	2005			2004
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$2,036	$16	3.12%	$21,945	$80	1.45%
Federal funds sold	7,013	60	3.39%	12,160	49	1.60%
Securities, available for sale	17,838	125	2.78%	32,214	155	1.91%
Loans	638,699	11,133	6.92%	454,652	7,142	6.25%

Sub-total earning assets	665,586	11,334	6.76%	520,971	7,426	5.67%
Other assets	31,312			18,235

Total assets	$696,898			$539,206

Liabilities and stockholders’ equity
Interest bearing deposits	$507,529	$3,730	2.92%	$400,265	$2,080	2.07%
Other borrowings	38,145	551	5.73%	30,634	343	4.45%

Sub-total interest bearing liabilities	545,674	4,281	3.11%	430,899	2,423	2.24%
Non-interest bearing deposits	62,494			43,553
Other liabilities	2,413			1,711
Stockholders’ equity	80,712			63,043

Total liabilities and stockholders’ equity	$696,898			$539,206

Net interest income		$7,053			$5,003

Net interest rate spread			3.65%			3.43%

Net interest margin on earning assets			4.20%			3.82%

	Nine months ended September 30,			Nine months ended September 30,
	2005			2004
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$4,506	$99	2.94%	$9,842	$97	1.32%
Federal funds sold	8,516	187	2.94%	9,511	87	1.22%
Investment securities, available for sale	20,123	425	2.82%	20,978	293	1.87%
Loans	621,286	31,153	6.70%	431,617	20,296	6.28%

Sub-total earning assets	654,431	31,864	6.51%	471,948	20,773	5.88%
Other assets	32,759			16,929

Total assets	$687,190			$488,877

Liabilities and stockholders’ equity
Interest bearing deposits	$501,985	$10,107	2.69%	$371,193	$5,443	1.96%
Other borrowings	41,643	1,459	4.68%	30,636	1,028	4.48%

Sub-total interest bearing liabilities	543,628	11,566	2.84%	401,829	6,471	2.15%
Non-interest bearing deposits	63,052			40,559
Other liabilities	2,168			1,229
Stockholders’ equity	78,342			45,260

Total liabilities and stockholders’ equity	$687,190			$488,877

Net interest income		$20,298			$14,302

Net interest rate spread			3.67%			3.73%

Net interest margin on earning assets			4.15%			4.05%

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

		Three Months Ended			Nine Months Ended
	2005/2004			2005/2004
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	($155)	$91	($64)	($78)	$80	$2
Federal funds sold	(43)	54	11	18	82	100
Securities, available for sale	(100)	70	(30)	29	103	132
Loans	3,234	757	3,991	9,943	914	10,857

Total earning assets	$2,935	$973	$3,908	$9,913	$1,178	$11,091

Liabilities
Interest bearing deposits	$801	$849	$1,650	$3,303	$1,361	$4,664
Other borrowings	—	98	208	—	31	431

Total interest bearing liabilities	$801	$947	$1,858	$3,303	$1,392	$5,095

Net interest income			$2,050			$5,996

Net interest rate spread			0.21%			(0.06%)

Net interest margin on earning assets			0.38%			0.10%

Provision for Loan Losses
2005 Compared to 2004. The provision for loan losses was $248,000 and $991,000 for the three and nine month periods ended September 30, 2005, compared to $369,000 and $874,000 for the same periods in 2004, a decrease of $121,000 or 33% for the three month period and an increase of $117,000 or 13% for the nine month period. The provision for loan losses for the three and nine month periods ended September 30, 2005 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions. The increase in the provision during 2005 was driven by loan growth during 2005 and impacted by net recoveries during the nine months ended September 30, 2004 compared to modest net charge-offs during the same period in 2005.

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
Management expected that the market value of this security would continue to improve with the significant improvement in the dividend rate and the release of FHLMC’s Annual Report to Shareholders. Neither the dividend repricing on April 1, 2005, nor the issuance of FHLMC’s Annual Report on June 14, 2005 has had a significant impact on the fair market value of the security. Therefore, the Corporation recognized the “Other Than Temporary Loss” of $696,000 on June 30, 2005 and sold this security on July 22, 2005. As a result of the sale of this security, the Corporation recognized a loss on the sale of securities, available for sale of $44,000 during the third quarter of 2005.
Non-interest Income
2005 Compared to 2004. Non-interest income was $305,000 and $412,000 for the three and nine month periods ended September 30, 2005, compared to $246,000 and $971,000 for the same periods in 2004, an increase of $59,000 or 24% for three month period and a decrease of $559,000 or 58% for the nine month period. The decrease in non-interest income during the nine month period ended September 30, 2005 compared to the same period in 2004 was due to the “Other Than Temporary Impairment Loss” recognized during the second quarter of 2005 on a single issue of FHLMC preferred stock. This security was subsequently sold at a loss of $44,000 during the third quarter of 2005.

Non-interest Expense
2005 Compared to 2004. Non-interest expense was $3,961,000 and $11,758,000 for the three and nine month periods ended September 30, 2005, compared to $2,755,000 and $8,394,000 for the same periods in 2004, an increase of $1,206,000 or 44% for the three month period and $3,364,000 or 40% for the nine month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $2,357,000 and $7,003,000 for the three month and nine month periods ended September 30, 2005, compared to $1,868,000 and $5,537,000 for the same periods in 2004, an increase of $489,000 or 26% for the three month period and $1,466,000 or 26% for the nine month period. The primary factors for the increase in salaries and benefits expense were the acquisition of the Bank of Washtenaw in October of 2004 and the expansion of the commercial lending and retail banking departments. As of September 30, 2005, the number of full time equivalent employees was 147 compared to 112 as of September 30, 2004.
The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $628,000 and $1,875,000 for the three and nine month periods ended September 30, 2005, compared to $322,000 and $1,046,000 for the same periods in 2004, an increase of $306,000 or 95% for the three month period and $829,000 or 79% for the nine month period. The primary factor in the increase in occupancy and equipment expense was the opening of the Operations Center in Allen Park, Michigan and the relocation of the commercial lending department to the Administrative Building in Dearborn, Michigan during the fourth quarter of 2004. A second factor for the increase is the addition of three branch offices from the acquisition of the Bank of Washtenaw during the fourth quarter of 2004.
Income Tax Provision
2005 Compared to 2004. Income tax expense was $1,070,000 and $2,705,000 for the three and nine month periods ended September 30, 2005, compared to $723,000 and $2,039,000 for the same periods in 2004, an increase of $347,000 or 48% for the three month period and $666,000 or 33% for the nine month period. The increase was primarily a result of increased pre-tax income.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004
Assets. Total assets at September 30, 2005 were $700,397,000 compared to $652,662,000 at December 31, 2004, an increase of $47,735,000 or 7%. The increase was primarily due to the increase in loans during the period.
Federal Funds Sold. Total federal funds sold at September 30, 2005 were $7,893,000 compared to $12,640,000 at December 31, 2004, a decrease of $4,747,000 or 38%. The decrease was primarily due to the deployment of available funds into loans.
Interest bearing deposits with banks. Total interest bearing deposits with banks at September 30, 2005 were $74,000 compared to $2,283,000 at December 31, 2004, a decrease of $2,209,000 or 97%. The decrease was primarily due to the deployment of available funds into loans. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2005 were $2,697,000 compared to $1,692,000 at December 31, 2004, an increase of $1,005,000 or 59%. This increase was a result of the increase in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities, Available for Sale. Total securities, available for sale, at September 30, 2005 were $14,137,000 compared to $21,075,000 at December 31, 2004, a decrease of $6,938,000 or 33%. The decrease was due to the sale of securities, available for sale during 2005. The funds from the sale of these securities were utilized to fund loan volume.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized loss of $66,000. The unrealized loss is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,293,000 at September 30, 2005, compared to $1,122,000 at December 31, 2004, an increase of $171,000 or 15%.

Loans. Total loans at September 30, 2005 were $645,003,000 compared to $587,562,000 at December 31, 2004, an increase of $57,441,000 or 10%. The increase was primarily due to the continued expansion of the commercial lending department during the past twelve months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	9/30/05	12/31/04	9/30/04
Consumer loans	$38,146	$42,149	$27,199
Commercial, financial, & other	128,996	129,103	87,912
Commercial real estate construction	97,924	72,286	57,098
Commercial real estate mortgages	334,660	296,934	255,378
Residential real estate mortgages	45,277	47,090	46,524

	645,003	587,562	474,111
Allowance for loan losses	(6,757)	(5,884)	(5,188)

	$638,246	$581,678	$468,923

The following is a summary of non-performing assets and problems loans (in thousands):

	9/30/05	12/31/04	9/30/04
Over 90 days past due and still accruing	$62	$143	$4
Non-accrual loans	944	2,956	1,542
Real estate owned	661	136	357
Other repossessed assets	—	2	—

	$1,667	$3,237	$1,903

Non-accrual loans at September 30, 2005 were $944,000. The distribution of non-accrual loans by loan type is as follows:

	Number of
	Loans	Balance
Consumer loans	1	$25
Commercial, financial, & other	3	449
Commercial real estate construction	—	—
Commercial real estate mortgages	4	234
Residential real estate mortgages	3	236

Total non-accrual loans	11	$944

Allowance for Loan Losses. The allowance for loan losses was $6,757,000 at September 30, 2005 compared to $5,884,000 at December 31, 2004, an increase of $873,000 or 15%. The increase resulted primarily from provisions less net charge-offs recorded during the quarter. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
The following is an analysis of the allowance for loan losses (in thousands):

	Nine Months Ended	Year Ended	Nine Months Ended
	9/30/05	12/31/04	9/30/04
Balance, beginning of year	$5,884	$4,314	$4,314

Allowance on loans acquired	—	184	—

Charge-offs:
Consumer loans	105	31	19
Commercial, financial & other	122	—	—
Commercial real estate construction	—	—	—
Commercial real estate mortgages	86	100	—
Residential real estate mortgages	—	—	94
Recoveries:
Consumer loans	27	13	12
Commercial, financial & other	127	104	41
Commercial real estate construction	—	—	—
Commercial real estate mortgages	9	—	61
Residential real estate mortgages	32	—	—

Net charge-offs (recoveries)	118	14	(1)

Additions charged to operations	991	1,400	873

Balance, end of period	$6,757	$5,884	$5,188

Allowance to total loans	1.05%	1.00%	1.09%

Allowance to nonperforming assets	409.02%	181.77%	272.62%

Net charge-offs/(recoveries) to average loans	0.02%	0.00%	0.00%

Premises and Equipment. Bank premises and equipment at September 30, 2005 were $14,101,000 compared to $13,124,000 at December 31, 2004, an increase of $977,000 or 7%. The increase in premises and equipment was primarily due to the renovation at the Bank’s Operations Center in Allen Park, Michigan, the addition of additional parking at the Bank’s Dearborn Heights branch office and the updating of equipment at several locations.

Real estate owned. Real estate owned at September 30, 2005 was $661,000 compared to $138,000 at December 31, 2004, an increase of $523,000 or 379%. Real estate owned at September 30, 2005 is comprised of three residential properties with an appraised value of $782,000. The Bank expects to realize a gain as a result of the sale of these properties during 2005.
Goodwill and other intangible assets. Goodwill and other intangible assets were $7,841,000 at September 30, 2005 compared to $7,982,000 at December 31, 2004. The Bank has intangible assets for the estimated value of core deposit accounts and business relationships acquired in the acquisition of the Bank of Washtenaw. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The core deposit intangible amounted to $929,000 and is being amortized over ten years. The business relationship intangible amounted to $1,620,000 and is being amortized over seventeen years.
The balance of the acquisition price in excess of the fair market value of the assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $5.5 million. Goodwill is defined as an intangible asset with an indefinite useful life, and as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss must be recorded for the value equal to the excess of the asset’s carrying value over its fair value.
Accrued Interest Receivable. Accrued interest receivable at September 30, 2005 was $2,014,000 compared to $1,889,000 at December 31, 2004, an increase of $125,000 or 7%. The increase was primarily due to the increase in the Bank’s loan portfolio.
Other Assets. Other assets at September 30, 2005 were $2,726,000 compared to $3,093,000 at December 31, 2004, a decrease of $367,000 or 12%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at September 30, 2005 were $573,954,000 compared to $540,880,000 at December 31, 2004, an increase of $33,074,000 or 6%. The following is a summary of the distribution of deposits (in thousands):

	9/30/05	12/31/04	9/30/04
Non-interest bearing:
Demand	$60,222	$63,065	$45,136

Interest bearing:
Checking	$15,286	$15,400	$14,988
Money market	38,118	54,957	34,336
Savings	74,687	83,773	91,611
Time, under $100,000	140,639	124,448	99,620
Time, $100,000 and over	245,002	199,237	183,323

	513,732	477,815	423,878

Total deposits	$573,954	$540,880	$469,014

The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a weeklong celebration in March 2005 that highlighted the Bank’s Anniversary. Management expects deposits to grow at an increasing rate during the remainder of 2005.
The Bank has enacted a strategy to utilize public funds to a higher degree. The Bank will also utilize brokered deposits. Brokered deposits were $35,640,000, $19,190,000 and $14,190,000 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The Bank has designated a public funds officer to coordinate and manage these efforts. Public funds consist of interest checking and time deposits of local governmental units. They are the result of strong relationships between the Bank and the communities in the Bank’s marketing area and are considered by the Bank to be core deposits. The following is a summary of the distribution of municipal deposits (in thousands):

	9/30/05	12/31/04	9/30/04
Interest bearing checking	$1,380	$2,633	$5,047
Time, $100,000 and over	81,264	71,058	77,044

Total municipal deposits	$82,644	$73,691	$82,091

Federal Funds Purchased. Federal funds purchased were $4,500,000 at September 30, 2005, compared to $0 at December 31, 2004. The Bank has various borrowing lines of credit that are utilized as a short term source of funding.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at September 30, 2005 were $2,361,000 compared to $4,115,000 at December 31, 2004, a decrease of $1,754,000 or 43%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances at September 30, 2005 were $25,588,000, compared to $20,614,000 at December 31, 2004, an increase of $4,974,000 or 24%. The increase was due to the funding of a Federal Home Loan Bank advance of $5,000,000 during the second quarter of 2005 less a scheduled repayment during the third quarter of 2005.
Accrued Interest Payable. Accrued interest payable at September 30, 2005 was $1,507,000 compared to $1,107,000 at December 31, 2004, an increase of $400,000 or 36%. The increase was primarily due to the increasing amount and cost of interest bearing deposits and borrowings during the period.
Other Liabilities. Other liabilities at September 30, 2005 were $998,000 compared to $1,342,000 at December 31, 2004, a decrease of $344,000 or 26%. The decrease was primarily due to the decrease in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at September 30, 2005 and December 31, 2004. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $272,000 at September 30, 2005.

Capital
Stockholders’ equity at September 30, 2005 was $81,489,000 compared to $74,604,000 as of December 31, 2004, an increase of $6,885,000 or 9%.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005
Total capital (to risk weighted assets)
Consolidated	$90,430	13.08%	$55,294	8.00%	$69,117	10.00%
Bank	73,337	10.71%	54,769	8.00%	68,462	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	83,673	12.11%	27,647	4.00%	41,470	6.00%
Bank	66,580	9.73%	27,385	4.00%	41,077	6.00%
Tier 1 capital (to average assets)
Consolidated	83,673	12.01%	27,876	4.00%	34,845	5.00%
Bank	66,580	9.79%	27,216	4.00%	34,020	5.00%

As of December 31, 2004
Total capital (to risk weighted assets)
Consolidated	$81,868	13.27%	$49,360	8.00%	$61,700	10.00%
Bank	63,986	10.47%	48,913	8.00%	61,141	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	75,984	12.32%	24,680	4.00%	37,020	6.00%
Bank	58,102	9.50%	24,457	4.00%	36,685	6.00%
Tier 1 capital (to average assets)
Consolidated	75,984	12.12%	25,079	4.00%	31,348	5.00%
Bank	58,102	9.78%	23,765	4.00%	29,706	5.00%
Based on the respective regulatory capital ratios at September 30, 2005 and December 31, 2004, the Corporation and Bank are considered well capitalized.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2005, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$7,893	$—	$—	$—	$7,893
Interest bearing deposits with Banks	74	—	—	—	74
Mortgage loans held for sale	2,697	—	—	—	2,697
Securities available for sale	9,544	3,001	987	605	14,137
Federal Home Loan Bank stock	1,293	—	—	—	1,293
Total loans, net of non-accrual	294,890	23,474	300,846	24,848	644,058

Total earning assets	316,391	26,475	301,833	25,453	670,152

Interest bearing liabilities
Total interest bearing deposits	236,725	160,698	116,309	—	513,732
Federal funds purchased	4,500	—	—	—	4,500
Federal Home Loan Bank advances	27	20,561	5,000	—	25,588
Other Borrowings	2,361	—	—	—	2,361
Trust preferred securities	10,000	—	—	—	10,000

Total interest bearing liabilities	253,613	181,259	121,309	—	556,181

Net asset (liability) funding gap	62,778	(154,784)	180,524	25,453	$113,971

Cumulative net asset (liability) funding gap	$62,778	($92,006)	$88,518	$113,971

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
The following tables provide information about the Bank’s contractual obligations and commitments at September 30, 2005 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Securities sold under agreements to repurchase	$2,361	—	—	—	$2,361
Certificates of deposit	269,332	100,917	15,392	—	385,641
Federal funds purchased	4,500	—	—	—	4,500
Long-term borrowings	27	20,561	5,000	—	25,588
Lease commitments	617	970	837	324	2,748
Subordinated debentures	—	—	—	10,000	10,000

Totals	$276,837	$122,448	$21,229	$10,324	$430,838

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Unused loan commitments	$68,674	$25,889	$2,542	$29,789	$126,894
Standby letters of credit	1,032	5,523	992	—	7,547

Totals	$69,706	$31,412	$3,534	$29,789	$134,441

Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2005.
Internal Controls Over Financial Reporting — There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS
(a)	Exhibits

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Two Form 8-K Reports, dated July 19, 2005 were filed during the quarter ended September 30, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dearborn Bancorp, Inc.
(Registrant)
/s/ John E. Demmer

John E. Demmer
Chairman
/s/ Michael J. Ross

Michael J. Ross
President and Chief Executive Officer
/s/ Jeffrey L. Karafa

Jeffrey L. Karafa
Treasurer and Chief Financial Officer
Date: November 10, 2005

Exhibit Index

Number	Description

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.