Form 10-K
period 2005-12-31
DEARBORN BANCORP INC /MI/
filed 2006-03-15
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005
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
Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, was approximately $96,810,557.
As of March 1, 2006, 5,405,000 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2005 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 13, 2006, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

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
Business of the Bank
     Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. The date opened, location and office type of each office is listed below:

Date Opened	Location	Type of office

February 1994	22290 Michigan Avenue	Full service retail branch with ATM
	Dearborn, Michigan 48124	Regional lending center

December 1995	24935 West Warren Avenue	Full service retail branch
Dearborn Heights, Michigan 48127

August 1997	44623 Five Mile Road	Full service retail branch with ATM
Plymouth, Michigan 48170

May 2001	1325 North Canton Center Road	Full service retail branch with ATM
Canton, Michigan 48187

December 2001	45000 River Ridge Drive, Suite 110	Regional lending center
Clinton Township, Michigan 48038

November 2002	19100 Hall Road	Full service retail branch with ATM
Clinton Township, Michigan 48038

February 2003	12820 Fort Street	Full service retail branch with ATM
Southgate, Michigan 48195

May 2003	3201 University Drive, Suite 180	Full service retail branch
Auburn Hills, Michigan 48326

October 2004	450 East Michigan Avenue	Full service retail branch with ATM
Saline, MI 48176

October 2004	250 West Eisenhower Parkway, Suite 100	Full service retail branch with ATM
	Ann Arbor, MI 48103	Regional lending center

October 2004	2180 West Stadium Blvd.	Full service retail branch with ATM
Ann Arbor, MI 48103

November 2004	4000 Allen Road,	Operations Center
Allen Park, MI 48101

December 2004	1360 Porter Street	Loan production office
	Dearborn, MI 48124	Regional lending center
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
     The Bank offers a wide range of financial products and services. These include checking accounts, savings accounts, money market accounts, certificates of deposit, business checking, direct deposit, loan services (commercial, consumer, real estate mortgages), travelers’ checks, cashiers’ checks, wire transfers, safety deposit boxes, online banking, collection services, and night depository services. In July of 2001, the Bank began operation of a voice response, automated telephone banking service, available 24 hours a day. In August 2001, the Bank installed a new proof of deposit and check imaging system and began offering check imaging options including statements on CD ROM in January of 2003. The Bank began to offer online banking services to its customers in December 2004. The Bank does not have a trust department.
     On August 19, 1997, the Bank purchased a shell insurance agency and renamed the agency Community Bank Insurance Agency, Inc. Community Bank Insurance Agency’s primary functions are to act as the sales agent for the Corporation’s own insurance policies and to hold a minority interest in Michigan Bankers Title Company of East Michigan, LLC, a title insurance company.
     On May 1, 2001, the Bank formed Community Bank Mortgage, Inc., a mortgage company that originates, holds and sells commercial and residential mortgages.
     On March 26, 2002, the Bank formed Community Bank Audit Services, Inc., a company that provides internal audit and compliance consulting to other small community banks.
Business Strategy
     Growth Through Branch Expansion. Since commencing operations, the Bank’s growth has been accomplished primarily through internal growth. The internal growth of the Bank has been aided by creating a network of twelve branch offices. The Bank currently has five offices in western Wayne County, one in the Downriver area of Wayne County, two offices in Macomb County, one office in Oakland County and three offices in Washtenaw County.
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
     Expand Lending in the Bank’s Primary Market. The Bank’s loan portfolio currently consists of residential mortgage loans, home equity lines of credit, commercial real estate loans, commercial construction loans, small business commercial loans and other consumer loans. Management intends to maintain its emphasis on these loan products.
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
     Community Club. At inception, the Bank established a “Community Club” which has become an important marketing tool to increase the Bank’s total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 2005, the Community Club had over 6,300 members who accounted for total deposits of $206.4 million, or 35% of the Bank’s total deposits.
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
Loan Policy
     As a routine part of the Bank’s business, the Bank makes loans to individuals and businesses located within the Bank’s market area. The loan policy of the Bank states that the function of the lending operation is two-fold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business. Under the loan policy, individual lending authority for loans in excess of $100,000 is granted to a limited number of officers, each of whom has over 25 years of banking experience. Currently this group includes Michael J. Ross and Warren R. Musson. They are authorized to lend up to $100,000 unsecured and $1,000,000 for collateralized loans.
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
     For all loan officers other than Messers Ross and Musson, the loan policy specifies individual lending limits for certain officers up to a maximum of $25,000 for unsecured loans and $100,000 for collateralized loans. When certain officers have the approval of certain other senior officers, these limits may be increased to $500,000. Loans of greater than $500,000 require the approval of the Bank’s Loan Committee or Messers Ross or Musson, and loans greater than $1,000,000 require the approval of the Bank’s Executive Loan Committee. Loans in excess of $6,000,000 up to the legal maximum authorized by law require the approval of the Board of Directors of the Bank.
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
     Single-Family Residential Real Estate Loans. The Bank’s subsidiary, Community Bank Mortgage, Inc. originates residential real estate loans in its market area according to secondary market underwriting standards. These loans provide borrowers with a fixed interest rate with terms up to thirty years. Loans are sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. Community Bank Mortgage, Inc. from time to time may elect to underwrite certain residential real estate loans to be held in it’s own loan portfolio. These loans are generally underwritten with the same standards that apply to the secondary market. The majority of the portfolio loans have a fixed rate of interest for up to five years, then the interest rate is indexed to the one-year treasury rate and adjusts annually.
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

     Allowance for Loan Losses. An allowance for loan losses is maintained at a level that management of the Bank considers adequate to provide for losses in the loan portfolio. Allowances for loan losses are based upon the Bank’s experience and estimates of the net realizable value of collateral in each loan portfolio. The Board of Directors and senior management review the allowance quarterly. The Bank’s evaluation takes into consideration experience, the level of classified assets, non-performing loans, the current level of the allowance as it relates to the total loan portfolio, specific loan concentrations, current economic conditions, recent regulatory examinations and other factors.
Employees
     As of December 31, 2005, the Bank had 162 employees, including 48 officers and 114 customer service, operations and other support persons. Management believes that the Bank’s relations with its employees are excellent.
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
     A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report to Stockholders and is incorporated herein by reference.

Executive Officers of the Corporation and Bank
Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.

John E. Demmer, 82
Chairman of the Board, Dearborn Bancorp, Inc. and Community Bank of Dearborn
Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc since 1999.

Michael J. Ross, 55
President and Chief Executive Officer, Dearborn Bancorp, Inc.
President and Chief Executive Officer, Community Bank of Dearborn
President and Chief Executive Officer of the Corporation since 2003. President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.

Jeffrey L. Karafa, 41
Vice President, Treasurer and Secretary, Dearborn Bancorp, Inc.
Senior Vice President, CFO and Secretary, Community Bank of Dearborn
Vice President and Treasurer of the Corporation since 1998. Secretary of the Corporation since 1999. Senior Vice President and CFO of the Bank since 2000. Secretary of the Bank since 1999. Vice President of the Bank from 1996 to 1999. Assistant Vice President of the Bank from 1994 to 1996.

Warren R. Musson, 49
Senior Vice President, Head of Lending, Community Bank of Dearborn
Senior Vice President of the Bank since 2000. Vice President of the Bank during 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.

Stephen C. Tarczy, 56
Northeast Regional President, Community Bank of Dearborn
Northeast Regional President of the Bank since 2001. President and CEO of Macomb Community Bank from 1995 to 2001.

Jeffrey J. Wolber, 50
Senior Vice President, Branch Operations, Community Bank of Dearborn
Senior Vice President of the Bank since 2000. Vice President of the Bank from 1994 to 1999.

Item 1A. Risk Factors
     The following risk factors could affect our business, financial conditions or results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because they could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our common stock, you should know that investing in our common stock involves risks, including the risks described below. The risks that are highlighted are not the only ones we face. If the adverse matters referred to in any of the risks actually occur, our business, financial condition or operations could be adversely affected.
Adverse changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.
     The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values and the related declines in value of our real estate collateral, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all our loans are to businesses and individuals in southeastern Michigan, and any decline in the economy of this area could adversely affect their ability to repay such loans and our ability to make new loans to credit worthy borrowers. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities will be such that they will be affected differently by a given change in interest rates.
Our credit losses could increase and our allowance for loan losses may not be adequate to cover actual loan losses.
     The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have a materially adverse effect on our earnings and overall financial condition as well as the value of our common stock. Our focus on commercial lending may result in an increased concentration of loans to small businesses. As a result, we may assume greater lending risks than other banks. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for losses based on several factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. While we have not experienced any significant charge-offs or had large numbers of nonperforming loans, due to the significant increase in loans originated since we began operations we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature. The actual amount of future provisions for loan losses cannot be determined at this time and may exceed the amounts of past provisions. Additions to our allowance for loan losses decrease our net income.
Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
     Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At December 31, 2005, commercial real estate loans totaled $336.7 million, or 51% of our total loan portfolio.

Our growth and expansion may be limited by many factors.
     We have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk and interest rate levels without commensurate increases in non-interest expenses. There can be no assurance that we will be successful in continuing our growth strategies due to delays and other impediments resulting from regulatory oversight, limited availability of qualified personnel, or unavailability of branch sites. In addition, the success of our growth strategy will depend on maintaining sufficient regulatory capital levels and on adequate economic conditions in our market area.
     In addition, we may acquire banks, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to manage this growth adequately or profitably. Acquiring other banks, businesses, or branches involves risks commonly associated with acquisitions, including exposure to unknown or contingent liabilities and asset quality issues of the banks, businesses, or branches we acquire, difficulty and expense of integrating the operations and personnel, potential disruption to our business including the diversion of management’s time and attention, and the possible loss of key employees and customers of the banks, businesses, or branches we acquire.
We rely heavily on our management and other key personnel, and the loss of any of them may adversely affect our operations.
     We are and will continue to be dependent upon the services of our management team, including our President and Chief Executive Officer and our other senior managers. Losing one or more key members of the management team could adversely affect our operations. We do not have employment contracts or key man life insurance on any of our officers or directors, other than Mr. Ross.
     In addition, we will continue to depend on our key commercial loan officers. We have several commercial loan officers who are responsible, or share responsibility, for generating and managing a significant portion of our commercial loan portfolio. Our success can be attributed in large part to the relationships these officers as well as members of our management team have developed and are able to maintain with our customers as we continue to implement our community banking philosophy. The loss of any of these commercial loan officers could adversely affect our loan portfolio and performance, and our ability to generate new loans.
     Some of the other financial institutions in our market require their key employees to sign agreements that preclude or limit their ability to leave their employment and compete with them or solicit their customers. These agreements make it more difficult for us to hire loan officers with experience in our market who can immediately solicit their former or new customers on our behalf.
Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.
     We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer other services which we do not, including trust services, brokerage, mutual funds and international banking services. The primary competitors in our market area are JP Morgan Chase, Charter One Financial, Inc., Comerica Incorporated, Fifth Third Bancorp, National City Corporation and LaSalle Bank Midwest National Association. Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.
We are subject to significant government regulation, and any regulatory changes may adversely affect us.
     The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or shareholders. As a bank holding company, we are also subject to extensive regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), in addition to other regulatory and self- regulatory organizations. Our ability to establish new facilities or make acquisitions is conditioned upon the receipt of the required regulatory approvals from these organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.

Growth and shareholder returns may be adversely affected if sources of capital are not available to help us meet them.
     Since inception, we have sought to maximize shareholder returns by leveraging our capital. While we believe that earnings from our operations will enable us to continue to grow for the next two to three years, if earnings do not meet our current estimates, if we incur unanticipated losses or expenses, if we grow faster than expected, or if the existing capital treatment of our trust preferred securities is adversely changed, we may need to obtain additional capital through borrowing, additional issuances of debt or equity securities, or otherwise. If we do not have continued access to sufficient capital, we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances our net income and the rate of growth of our net income may be adversely affected.
We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.
     The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as creating additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively acquire and implement new technology-driven products and services or be successful in marketing these products and services to our customers.
Our Articles of Incorporation and Bylaws and the laws of Michigan contain provisions that may discourage or prevent a takeover of the company and reduce any takeover premium.
     Our Articles of Incorporation and Bylaws, and the corporate laws of the State of Michigan, include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is our shareholders’ best interest. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current market price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then-current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.
     The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage various types of hostile takeover activities. In addition to these provisions and the provisions of our Articles of Incorporation and Bylaws, federal law requires the Federal Reserve Board’s approval prior to acquiring “control” of a bank holding company. All of these provisions may delay or prevent a change in control without action by our shareholders, and could adversely affect the price of our common stock.
There is a limited trading market for our common stock.
     The price of our common stock has been, and will continue to be, subject to fluctuations based on, among other things, economic and market conditions for bank holding companies and the stock market in general, as well as changes in investor perceptions of the company. This issuance of new shares of our common stock also may adversely affect the market for our common stock.
     Our common stock is traded on the Nasdaq National Market under the symbol “DEAR”. The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited.
Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the of our 2005 fiscal year and that remain unresolved.

Item 2. Properties
     The Bank’s main office is located in a single story building containing 11,400 square feet at 22290 Michigan Avenue, Dearborn, Michigan, which is owned by the Corporation and leased to the Bank.
     The Bank’s Dearborn Heights, Michigan branch office is located in a 3,240 square foot, single story commercial/retail office building at 24935 W. Warren Avenue at the corner of Silvery Lane, which is also owned by the Corporation. On March 15, 2005, the Bank acquired adjacent property at 24901 W. Warren Avenue in order to expand parking.
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
     The Bank’s Administrative and Wayne Regional Lending Center is located at 1360 Porter Street in Dearborn, Michigan and is owned by the Bank. This office is the executive headquarters of the Corporation. The Bank’s administrative, human resources and commercial lending departments currently occupy this 10,000 square foot, two story building.
     The Bank’s Operations Center is located in a 56,820 square foot three story building, which is located at 4000 Allen Road in Allen Park, Michigan and is owned by the Bank.
Item 3. Legal Proceedings
     From time to time, the Corporation and its subsidiaries are parties to legal proceedings incidental to their business. At December 31, 2005, there were no legal proceedings which management anticipates would have a material adverse effect on the results of operations or financial position of the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters
     The information required by this item appears in the Corporation’s 2005 Annual Report to Stockholders under the caption “Dearborn Bancorp, Inc., Common Stock” and is incorporated by reference herein. The Corporation approved 5% stock dividends on May 17, 2005 and November 15, 2005 to all shareholders of record as of June 3, 2005 and December 2, 2005, respectively.
Item 6. Selected Financial Data
     The information required by this item appears in the Corporation’s 2005 Annual Report to Stockholders under the caption “Summary of Selected Financial Data” and is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item appears in the Corporation’s 2005 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     The information required by this item appears in the Corporation’s 2005 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 8. Financial Statements and Supplementary Data
     The financial statements included in the Corporation’s 2005 Annual Report to Stockholders are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There are no changes in or disagreements with accountants on accounting and financial disclosure.
Item9A. Controls and Procedures
     As of December 31, 2005, an evaluation was performed under the supervision of and with the participation of the registrant’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on that evaluation, the registrant’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.
Item 9B. Other Information
     There was no other information to disclose.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information set forth under the caption “Information about Directors and Nominees for Directors” in the definitive Proxy Statement of the Corporation dated April 13, 2006 is incorporated by reference herein.
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
Item 11. Executive Compensation
     The information set forth under the caption “Executive Compensation” and “Officer Agreements” in the definitive Proxy Statement of the Corporation dated April 13, 2006 is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information set forth under the captions “Security Ownership” in the definitive Proxy Statement of the Corporation dated April 13, 2006 is incorporated by reference herein.
     The following table summarizes information, as of December 31, 2005, relating to the registrant’s compensation plans under which its equity securities are authorized for issuance.

	Number of Securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plans
Plan Category	( a )	( b )	( c )
Equity Compensation Plans approved by security holders (1)	496,545	$9.06	287,512

Equity Compensation Plans not approved by security holders	—	—	—

Total	496,545	$9.06	287,512

(1)	Column ( a ) includes 469,057 shares from the 1994 Stock Option Plan and 27,488 shares from the 2005 Long-Term Incentive Plan. Shares in column ( c ) represent the shares that are available for grant under the 2005 Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions
     The information set forth under the caption “Related Transactions” in the definitive Proxy Statement of the Corporation dated April 13, 2006 is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
     The information presented under the caption “Fees Paid to Independent Public Accountants” in the definitive Proxy Statement of the Corporation dated April 13, 2006 is incorporated by reference herein.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) Financial Statements
The following financial statements of the Corporation appear in the Corporation’s 2005 Annual Report to Stockholders and are incorporated by reference in item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
No schedules are required under this item.

(3) Exhibits
     The Exhibit numbers in brackets being those in such Registration Statements, Form 10-K or Form 10-Q Reports.

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2005 Annual Report to Stockholders.

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X) A compensatory plan required to be filed as an exhibit.

(b) Reports on Form 8-K
The Corporation filed three reports on Form 8-K during the quarter ended December 31, 2005.
Form 8-K dated October 20, 2005, filing a press release announcing Dearborn Bancorp, Inc.’s 2005 third quarter earnings.
Form 8-K dated November 16, 2005, filing a press release announcing Dearborn Bancorp, Inc.’s declaration of a stock dividend.
Form 8-K dated December 6, 2005, filing a press release announcing Dearborn Bancorp, Inc.’s declaration of a grants of stock options and restricted stock to its executive officers.

Form 10-K Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2006.
Dearborn Bancorp, Inc.

By	/s/ John E. Demmer

(John E. Demmer, Chairman of the Board and Director)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2005.

/s/ Michael J. Ross	President, Chief Executive Officer and Director

(Michael J. Ross)	(Principal Executive Officer)

/s/ Jeffrey L. Karafa	Vice President, Treasurer and Secretary

(Jeffrey L. Karafa)	(Principal Financial and Accounting Officer)

/s/ Margaret I. Campbell (Margaret I. Campbell)	Director

/s/ Michael V. Dorian, Jr. (Michael V. Dorian, Jr.)	Director

/s/ David Himick (David Himick)	Director

/s/ Donald G. Karcher (Donald G. Karcher)	Director

/s/ William J. Demmer (William J. Demmer)	Director

/s/ Bradley F. Keller (Bradley F. Keller)	Director

/s/ Jeffrey G. Longstreth (Jeffrey G. Longstreth)	Director

/s/ Dr. Robert C. Schwyn (Dr. Robert C. Schwyn)	Director

/s/ Ronnie J. Story Ronnie J. Story	Director

Exhibit Index

Exhibit No.	Description

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2005 Annual Report to Stockholders.

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X) A compensatory plan required to be filed as an exhibit.