Form 10-Q
period 2006-03-31
DEARBORN BANCORP INC /MI/
filed 2006-05-08
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2006.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of April 30, 2006.

Class	Shares Outstanding

Common Stock	5,445,953

DEARBORN BANCORP, INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets — March 31, 2006, December 31, 2005 and March 31, 2005	4

Consolidated Statements of Income — For the Three Months Ended March 31, 2006 and 2005	5

Consolidated Statements of Comprehensive Income — For the Three Months Ended March 31, 2006 and 2005	6

Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2006 and 2005	7

Notes to Consolidated Financial Statements	8-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	14-27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28-30

Item 4. Controls and Procedures	31

Part II. Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 6. Exhibits and Reports on Form 8-K	32

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
Dearborn, Michigan
We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of March 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income and the related consolidated statements of cash flows for the three month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the company’s management.
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
/s/ Crowe Chizek and Company LLC
Grand Rapids, Michigan
April 30, 2006

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	03/31/06	12/31/05	03/31/05
ASSETS
Cash and cash equivalents
Cash and due from banks	$12,966	$7,118	$10,933
Federal funds sold	11,113	2,268	7,214
Interest bearing deposits with banks	23,991	69	412

Total cash and cash equivalents	48,070	9,455	18,559

Mortgage loans held for sale	545	1,041	4,458
Securities, available for sale	11,443	17,153	19,652
Federal Home Loan Bank stock	1,293	1,293	1,134
Loans
Loans	676,233	657,037	612,472
Allowance for loan loss	(6,965)	(6,808)	(6,288)

Net loans	669,268	650,229	606,184

Premises and equipment, net	13,663	13,792	14,017
Real estate owned	177	663	146
Goodwill	5,473	5,473	7,042
Other intangible assets	2,229	2,291	863
Accrued interest receivable	2,455	2,586	2,017
Other assets	2,543	2,521	2,965

Total assets	$757,159	$706,497	$677,037

LIABILITIES
Deposits
Non-interest bearing deposits	$60,689	$59,652	$64,978
Interest bearing deposits	571,548	522,786	482,829

Total deposits	632,237	582,438	547,807

Other liabilities
Federal funds purchased	—	—	16,060
Securities sold under agreements to repurchase	457	1,615	3,083
Federal Home Loan Bank advances	25,588	25,588	20,614
Other liabilities	350	960	1,187
Accrued interest payable	2,158	1,683	1,339
Subordinated debentures	10,000	10,000	10,000

Total liabilities	670,790	622,284	600,090

STOCKHOLDERS’ EQUITY
Common stock — 10,000,000 shares authorized, 5,445,753 shares at 03/31/06, 5,423,556 shares at 12/31/05; and 5,326,090 shares at 03/31/05	84,120	83,944	75,280
Unearned restricted stock awards	(233)	(260)	—
Retained earnings	2,519	573	2,109
Accumulated other comprehensive loss	(37)	(44)	(442)

Total stockholders’ equity	86,369	84,213	76,947

Total liabilities and stockholders’ equity	$757,159	$706,497	$677,037

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except share and per share data)	03/31/06	03/31/05
Interest income
Interest on loans	$11,946	$9,702
Interest on securities, available for sale	163	140
Interest on federal funds	68	48
Interest on deposits with banks	67	2

Total interest income	12,244	9,892

Interest expense
Interest on deposits	4,873	2,886
Interest on other borrowings	320	286
Interest on subordinated debentures	195	140

Total interest expense	5,388	3,312

Net interest income	6,856	6,580
Provision for loan losses	157	464

Net interest income after provision for loan losses	6,699	6,116

Non-interest income
Service charges on deposit accounts	157	150
Fees for other services to customers	13	32
Gain on the sale of loans	81	130
Gain on the sale of other real estate owned	(54)	87
Other income	11	2

Total non-interest income	208	401

Non-interest expenses
Salaries and employee benefits	2,432	2,307
Commissions on the origination of loans	39	65
Occupancy and equipment expense	630	634
Intangible expense	62	38
Advertising and marketing	88	114
Stationery and supplies	72	89
Professional services	183	199
Data processing	125	116
Other operating expenses	327	281

Total non-interest expenses	3,958	3,843

Income before income tax provision	2,949	2,674
Income tax provision	1,003	909

Net income	$1,946	$1,765

Per share data:
Net income — basic	$0.36	$0.33
Net income — diluted	$0.34	$0.31

Weighted average number of shares outstanding — basic	5,426,236	5,303,532
Weighted average number of shares outstanding — diluted	5,717,455	5,680,575
The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended	Three Months Ended
(In thousands)	03/31/06	03/31/05
Net income	$1,946	$1,765
Other comprehensive income, net of tax
Unrealized gains on securities
Unrealized holding gains arising during period	11	328
Tax effects	(4)	(112)

Other comprehensive income	7	216

Comprehensive income	$1,953	$1,981

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	3/31/06	3/31/05
Cash flows from operating activities
Interest and fees received	$12,375	$9,764
Interest paid	(4,913)	(3,080)
Proceeds from sale of mortgage loans held for sale	5,299	8,272
Origination of mortgage loans held for sale	(4,722)	(10,908)
Taxes paid	(600)	(250)
Gain (loss) on sale of real estate owned	(54)	87
Cash paid to suppliers and employees	(3,967)	(4,083)

Net cash provided by (used in) operating activities	3,418	(198)

Cash flows from investing activities
Proceeds from calls, maturities and repayments of securities available for sale	5,735	3,289
Purchases of securities available for sale	—	(1,535)
Purchase of Federal Home Loan Bank stock	—	(12)
Increase in loans, net of payments received	(19,196)	(24,970)
Purchases of property and equipment	(108)	(1,107)

Net cash used in investing activities	(13,569)	(24,335)

Cash flows from financing activities
Increase in non-interest bearing deposits	1,045	1,913
Increase in interest bearing deposits	48,754	5,014
Increase in federal funds payable	—	16,060
Decrease in other borrowings	(1,158)	(1,032)
Exercise of stock options	125	268

Net cash provided by financing activities	48,766	22,223

Increase (decrease) in cash and cash equivalents	38,615	(2,310)
Cash and cash equivalents at the beginning of the period	9,455	20,869

Cash and cash equivalents at the end of the period	$48,070	$18,559

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended
(In thousands)	3/31/06	3/31/05
Reconciliation of net income to net cash provided by operating activities
Net income	$1,946	$1,765
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	157	464
Depreciation and amortization expense	237	214
Restricted stock award expense	26	—
Stock option expense	12	—
Tax benefit of stock options exercised	40	—
Accretion of discount on investment securities	(21)	(12)
Amortization of premium on investment securities	7	9
Amortization of intangible assets	62	38
(Increase) decrease in mortgage loans held for sale	496	(2,766)
(Increase) decrease in interest receivable	131	(128)
Increase in interest payable	475	232
Increase in other assets	460	85
Decrease in other liabilities	(610)	(99)

Net cash provided by operating activities	$3,418	($198)

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$39	$904
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

The consolidated financial statements of the Corporation as of March 31, 2006 and 2005, and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements as of March 31, 2006 and 2005, and for the three months ended March 31, 2006 and 2005 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2005 Annual Report to Stockholders on Form 10-K.

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

The Corporation adopted FAS 123, Revised on January 1, 2006. FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Options granted under the 2005 Long Term Incentive Plan were “variable”, as defined by FAS 123. Upon adoption of FAS 123, Revised, the remaining unrecognized fair value of these options will be expensed over the remaining service period. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows. For additional information regarding the Corporation’s incentive stock plans, refer to Note C.

B.	Securities Available For Sale

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$10,979	$—	($55)	$10,924
Mortgage backed securities	520	—	(1)	519

Totals	$11,499	$—	($56)	$11,443

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$16,665	$—	($68)	$16,597
Mortgage backed securities	555	2	(1)	556

Totals	$17,220	$2	($69)	$17,153

The amortized cost and fair value of securities available for sale at March 31, 2006 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in three months or less	$2,991	$2,987
Due in three months through one year	4,002	3,972
Due in over one year through five years	3,986	3,965
Mortgage backed securities	520	519

Totals	$11,499	$11,443

The entire portfolio has a net unrealized loss of $56,000 at March 31, 2006. Securities with unrealized losses at March 31, 2006, aggregated by investment category and the length of time that the securities have been in a continuous loss position, are as follows (in thousands):

Investment category	Fair Value	Unrealized Loss
US treasury securities	$10,924	($55)
FHLMC preferred stock	519	(1)

Total temporarily impaired	$11,443	($56)

Length of time in a continuous loss position	Fair Value	Unrealized Loss
Less than one year	$8,465	($32)
One to three years	2,978	(24)

Total temporarily impaired	$11,443	($56)

Unrealized losses on securities, available for sale at March 31, 2006 have not been recognized because these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is believed to be largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date.

The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Incentive Stock Plans

Incentive stock awards have been granted to officers and employees under two Incentive Stock Plans. The first plan is the 1994 Stock Option Plan. Options to buy common stock have been granted to officers and employees under the 1994 Stock Option Plan, which provides for issue of up to 738,729 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant. If an option expires or terminates without having been exercised, such option becomes available for future grant under the Plan.

A summary of the option activity in the 1994 Plan follows:

			Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2006	—	469,057	$8.82
Exercised	—	(22,197)	5.54

Outstanding at March 31, 2006	—	446,860	$8.99

For the options outstanding at March 31, 2006, the range of exercise prices was $4.61 to $16.15 per share with a weighted-average remaining contractual term of 5.2 years. At March 31, 2006, 446,860 options were exercisable at weighted average exercise price of $8.99 per share. There were 15,841 antidilutive options outstanding for the quarter ended March 31, 2006. There were no antidilutive options for the quarter ended March 31, 2005. The intrinsic value of options exercised during the quarter was approximately $415,000 and the intrinsic value of options outstanding at March 31, 2006 was approximately $6,037,000.

During 2005, the Corporation initiated the 2005 Long-Term Incentive Plan. Under this plan, up to 315,000 shares will be granted to officers and employees of the Bank. This plan provides that stock awards may take the form of any combination of options, restricted shares, restricted share units or performance awards.

The administration of the plan, including the granting of awards and the nature of those awards is determined by the Corporation’s Compensation Committee. In October of 2005, the Corporation’s Board of Directors approved grants of stock options and restricted stock. The awards have a term of ten years and typically vest fully three years from the grant date. In order for vesting to occur, the Corporation must meet certain performance criteria over the vesting period. The expected compensation cost of the 2005 plan is being calculated assuming the Corporation’s attainment of “target” performance goals over the vesting period of the options. The actual cost of these awards could range from zero to 150% of the currently recorded compensation cost, depending on the Corporation’s actual performance.

C.	Incentive Stock Plans (con’t)

Stock Options Granted — The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At March 31, 2006, there were 15,839 stock options granted with a weighted average exercise price of $22.96. These options are eligible to vest fully on June 30, 2008.

During the three months ended March 31, 2006, the Corporation recognized stock option compensation expense of $12,000. The stock options vest on June 30, 2008. Compensation cost of $49,000, $49,000 and $24,000 is expected to be recognized during 2006, 2007 and 2008, respectively.

Restricted Stock Grants — Restricted stock totaling 11,649 shares were granted to officers on October 12, 2005. The restricted stock vests on June 30, 2008. Compensation cost of $26,000 and a tax benefit of $9,000 was recognized during the three months ended March 31, 2006. Compensation cost of $104,000, $104,000 and $52,000 will be recognized during 2006, 2007 and 2008, respectively.

FAS 123, Revised, adopted January 1, 2006 requires certain additional disclosures beyond what was included in the Corporation’s 2005 Annual Report. The intrinsic value of options exercised during 2003, 2004 and 2005 were $572,000, $1,280,000 and $1,592,000, respectively. The intrinsic value of options outstanding at December 31, 2005 was $7,472,000 for options issued under the 1994 Stock Option Plan and $27,000 for options issued under the 2005 Long-Term Incentive Plan. The fair value of options vesting during 2003 and 2004 was $792,000 and $9,000, respectively. No options vested in 2005. Shares issued for option exercises are expected to come from authorized but unissued shares.

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

Results of Operations
The Corporation reported net income of $1,946,000 for the three month period ended March 31, 2006, compared to net income of $1,765,000 for the three month period ended March 31, 2005 an increase of $181,000 or 10%. The increase in net income was primarily due to the improvement in net interest income after provision for loan loss. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and other commercial loan portfolios during the period. The increase in loans was partially funded with short term investments such as interest bearing deposits with banks, federal funds sold and floating rate securities, which carry a lower yield than loans.
Net Interest Income
2006 Compared to 2005. As noted on the two charts on the following pages, net interest income for the three month period ended March 31, 2006 was $6,856,000, compared to $6,580,000 for the same period ended March 31, 2005, an increase of $276,000 or 4%. This increase was caused primarily by the volume of interest earning assets and interest bearing liabilities and partially offset by the decreasing interest rate spread between interest earning assets and interest bearing liabilities. The Corporation’s interest rate spread was 3.38% for the three month period ended March 31, 2006, compared to 3.76% for the same period in 2005. The Corporation’s net interest margin was 4.02% for the three month period ended March 31, 2006, compared to 4.21% for the same period in 2005.
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

	Three months ended			Three months ended
	March 31, 2006			March 31, 2005
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$5,558	$67	4.89%	$453	$2	1.79%
Federal funds sold	5,975	68	4.62%	8,248	48	2.36%
Securities, available for sale	16,949	163	3.90%	21,702	140	2.62%
Loans	663,597	11,946	7.30%	604,039	9,702	6.51%

Sub-total earning assets	692,079	12,244	7.17%	634,442	9,892	6.32%
Other assets	30,072			30,915

Total assets	$722,151			$665,357

Liabilities and stockholders’ equity
Interest bearing deposits	537,436	4,873	3.68%	482,392	2,886	2.43%
Other borrowings	38,951	515	5.36%	41,922	426	4.12%

Sub-total interest bearing liabilities	576,387	5,388	3.79%	524,314	3,312	2.56%
Non-interest bearing deposits	57,795			62,936
Other liabilities	2,226			2,031
Stockholders’ equity	85,743			76,075

Total liabilities and stockholders’ equity	$722,151			$665,357

Net interest income		$6,856			$6,580

Net interest rate spread			3.38%			3.76%

Net interest margin on earning assets			4.02%			4.21%

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

	Three Months Ended March 31, 2006/2005
	Change in Interest Due to:
	Average	Average	Net
(In thousands)	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$62	$3	$65
Federal funds sold	(26)	46	20
Investment securities, available for sale	(46)	69	23
Loans	1,072	1,172	2,244

Total earning assets	$1,062	$1,290	$2,352

Liabilities
Interest bearing deposits	$499	$1,488	$1,987
Other borrowings	(39)	128	89

Total interest bearing liabilities	$460	$1,616	$2,076

Net interest income			$276

Net interest rate spread			(0.38%)

Net interest margin on earning assets			(0.19%)

Provision for Loan Losses
2006 Compared to 2005. The provision for loan losses was $157,000 for the three month period ended March 31, 2006, compared to $464,000 for the same period in 2005, a decrease of $307,000 or 66%. The provision for loan losses for the three month period ended March 31, 2006 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions. The decrease in provision during 2006 was driven by changes in loan growth and the fact that during the first quarter of 2006, the Corporation recorded net charge-offs of $0 verses net charge-offs of $60,000 in the first quarter of 2005.

Non-interest Income
2006 Compared to 2005. Non-interest income was $208,000 for the three month period ended March 31, 2006, compared to $401,000 for the same period in 2005, a decrease of $193,000 or 48% for the period. The increase was primarily due to the decrease in the gain on the sale of real estate during the period. The Bank recognized a loss of $54,000 on the sale of a residential property during the first quarter of 2006, compared to the recognition of a gain of $87,000 during the first quarter of 2005 on the sale of a commercial building.
Non-interest Expense
2006 Compared to 2005. Non-interest expense was $3,958,000 for the three month period ended March 31, 2006, compared to $3,843,000 for the same period in 2005, an increase of $115,000 or 3% for the period. The largest component of non-interest expense was salaries and employee benefits which amounted to $2,432,000 for the three month period ended March 31, 2006, compared to $2,307,000 for the same period in 2005. The primary factors for the increase in salaries and benefits expense was the expansion of the retail banking department. As of March 31, 2006, the number of full time equivalent employees was 154 compared to 148 as of March 31, 2005. Salaries and employee benefits will continue to increase as a result of general staff increases.
The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $630,000 for the three month period ended March 31, 2006, compared to $634,000 for the same period in 2005, a decrease of $4,000 or 1%.
Income Tax Provision
2006 Compared to 2005. The income tax expense was $1,003,000 for the three month period ended March 31, 2006, compared to $909,000 for the same period in 2005, an increase of $94,000 or 10% for the period. The increase was primarily a result of increased pre-tax income.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005
Assets. Total assets at March 31, 2006 were $757,159,000 compared to $706,497,000 at December 31, 2005, an increase of $50,662,000 or 7%. The increase was primarily due to the increase in federal funds sold, interest bearing deposits with banks and loans during the period. The increase in federal funds and interest bearing deposits with banks is the result of an increase in deposits. These funds are invested in short-term investments until they can be deployed into loans
Federal Funds Sold. Total federal funds sold at March 31, 2006 were $11,113,000 compared to $2,268,000 at December 31, 2005, an increase of $8,845,000 or 390%. The increase in federal funds is the result of an increase in deposits. These funds are invested in these short-term investments until they can be deployed into loans
Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2006 were $23,991,000 compared to $69,000 at December 31, 2005, an increase of $23,922,000. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold. The increase in interest bearing deposits with banks is the result of an increase in deposits. These funds are invested in these short-term investments until they can be deployed into loans
Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2006 were $545,000 compared to $1,041,000 at December 31, 2005, a decrease of $496,000 or 48%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at March 31, 2006 were $11,443,000 compared to $17,153,000 at December 31, 2005, a decrease of $5,710,000 or 33%. The decrease was due to the maturity of securities, available for sale during 2006. The funds from the maturity of these securities were invested into federal funds sold until they can be utilized to fund loan volume.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized loss of $56,000. The unrealized loss is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,293,000 at March 31, 2006 and 2005.

Loans. Total loans at March 31, 2006 were $676,233,000 compared to $657,037,000 at December 31, 2005, an increase of $19,196,000 or 3%. The increase was primarily due to the continued growth of the Bank’s commercial real estate loan portfolios during the past twelve months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	03/31/06	12/31/05	03/31/05
Consumer loans	$31,010	$35,041	$42,464
Commercial, financial, & other	104,515	110,805	121,126
Commercial real estate construction	127,224	118,358	86,343
Commercial real estate mortgages	366,601	345,536	316,927
Residential real estate mortgages	46,883	47,297	45,612

	676,233	657,037	612,472
Allowance for loan losses	(6,965)	(6,808)	(6,288)

	$669,268	$650,229	$606,184

The following is a summary of non-performing assets and problems loans (in thousands):

	03/31/06	12/31/05	03/31/05
Over 90 days past due and still accruing	$29	$189	$40
Non-accrual loans	1,169	984	1,868

Total non-performing loans	1,198	1,173	1,908

Real estate owned	175	661	146
Other repossessed assets	2	2	2

Other non-performing assets	177	663	148

Total non-performing assets	$1,375	$1,836	$2,056

Non-accrual loans at March 31, 2006 were $1,169,000. The distribution of non-accrual loans by loan type is as follows:

	Number of
	Loans	Balance
Consumer loans	2	$69
Commercial, financial, & other	3	382
Commercial real estate mortgages	4	401
Residential real estate mortgages	3	317

Total non-accrual loans	12	$1,169

Allowance for Loan Losses. The allowance for loan losses was $6,965,000 at March 31, 2006 compared to $6,808,000 at December 31, 2005, an increase of $157,000 or 2%. The increase resulted primarily from provisions less net charge-offs recorded during the quarter. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
The following is an analysis of the allowance for loan losses (in thousands):

	Quarter Ended	Year Ended	Quarter Ended
	03/31/06	12/31/05	03/31/05
Balance, beginning of year	$6,808	$5,884	$5,884

Charge-offs:
Consumer loans	—	112	51
Commercial, financial & other	34	169	43
Commercial real estate construction	—	—	—
Commercial real estate mortgages	36	86	—
Residential real estate mortgages	10	—	—
Recoveries:
Consumer loans	5	37	7
Commercial, financial & other	72	131	18
Commercial real estate construction	—	—	—
Commercial real estate mortgages	3	10	9
Residential real estate mortgages	—	32	—

Net charge-offs	—	157	60

Additions charged to operations	157	1,081	464

Balance, end of period	$6,965	$6,808	$6,288

Allowance to total loans	1.03%	1.04%	1.03%

Allowance to nonperforming assets	505.44%	370.81%	305.84%

Net charge-offs to average loans	0.00%	0.02%	0.01%

Premises and Equipment. Bank premises and equipment at March 31, 2006 were $13,663,000 compared to $13,792,000 at December 31, 2005, a decrease of $129,000 or 1%.
Real estate owned. Real estate owned at March 31, 2006 was $177,000 compared to $663,000 at December 31, 2005, a decrease of $486,000 or 73%. Real estate owned at March 31, 2006 is comprised of three residential properties with an appraised value of $210,000. The Bank expects to sell these properties during 2006.
Goodwill and other intangible assets. Goodwill and other intangible assets were $7,702,000 at March 31, 2006 compared to $7,764,000 at December 31, 2005. The Bank has intangible assets for the estimated value of core deposit accounts and borrower relationships acquired in the acquisition of the Bank of Washtenaw. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The core deposit intangible was valued at $929,000 and is being amortized over a period of ten years. The borrower relationship intangible was valued to $1,620,000 and is being amortized over a period of 17 years. At March 31, 2006, the core deposit intangible and borrower relationship intangible amounted to $718,000 and $1,511,000, respectively.
The balance of the acquisition price in excess of the fair market value of the assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $5.5 million. Goodwill is defined as an intangible asset with an indefinite useful life, and as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss must be recorded for the value equal to the excess of the asset’s carrying value over its fair value. There was no impairment at December 31, 2005, when goodwill was most recently tested for impairment.
Accrued Interest Receivable. Accrued interest receivable at March 31, 2006 was $2,455,000 compared to $2,586,000 at December 31, 2005, a decrease of $131,000 or 5%. The decrease was primarily due to the decrease in the Bank’s investment portfolio.
Other Assets. Other assets at March 31, 2006 were $2,543,000 compared to $2,521,000 at December 31, 2005, an increase of $22,000 or 1%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at March 31, 2006 were $632,237,000 compared to $582,438,000 at December 31, 2005, an increase of $49,799,000 or 9%. The following is a summary of the distribution of deposits (in thousands):

	03/31/06	12/31/05	03/31/05
Non-interest bearing:
Demand	$60,689	$59,652	$64,978

Interest bearing:
Checking	$75,530	$13,413	$14,140
Money market	22,311	26,514	60,531
Savings	56,784	69,503	77,297
Time, under $100,000	146,537	151,038	131,767
Time, $100,000 and over	270,386	262,318	199,094

	571,548	522,786	482,829

Total deposits	$632,237	$582,438	$547,807

Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on savings and institutional deposits. The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a weeklong celebration in March 2006 that highlighted the Bank’s Anniversary and the introduction of a new interest checking product. Management expects deposits to grow at a more moderate rate during the remainder of 2006.
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

	03/31/06	12/31/05	03/31/05
Interest bearing checking	$1,004	$1,020	$2,986
Time, $100,000 and over	92,586	85,236	67,187

Total municipal deposits	$93,590	$86,256	$70,173

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $45,410,000, $45,140,000 and $19,390,000 at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

Federal Funds Purchased. Federal funds purchased were $0 at March 31, 2006 and December 31, 2005. The Bank maintains federal funds purchase credit facilities with several financial institutions as additional sources of funds that the Bank may utilize for short-term liquidity purposes.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at March 31, 2006 were $457,000 compared to $1,615,000 at December 31, 2005, a decrease of $1,158,000 or 72%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $25,588,000 at March 31, 2006 and December 31, 2005.
Accrued Interest Payable. Accrued interest payable at March 31, 2006 was $2,158,000 compared to $1,683,000 at December 31, 2005, an increase of $475,000 or 28%. The increase was primarily due to the increase in the amount and the average rate of interest bearing deposits during the period.
Other Liabilities. Other liabilities at March 31, 2006 were $350,000 compared to $960,000 at December 31, 2005, a decrease of $610,000 or 64%. The decrease was primarily due to the decrease in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at March 31, 2006 and December 31, 2005. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $267,000 at March 31, 2006.

Capital
Stockholders’ equity at March 31, 2006 was $86,369,000 compared to $84,213,000 as of December 31, 2005, an increase of $2,156,000 or 3%.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006
Total capital (to risk weighted assets)
Consolidated	$95,648	13.35%	$57,317	8.00%	$71,646	10.00%
Bank	78,240	11.00%	56,917	8.00%	71,147	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	88,683	12.38%	28,658	4.00%	42,988	6.00%
Bank	71,275	10.02%	28,459	4.00%	42,688	6.00%
Tier 1 capital (to average assets)
Consolidated	88,683	12.41%	28,578	4.00%	35,722	5.00%
Bank	71,275	10.22%	27,904	4.00%	34,880	5.00%

As of December 31, 2005
Total capital (to risk weighted assets)
Consolidated	$93,281	13.29%	$56,147	8.00%	$70,184	10.00%
Bank	75,918	10.89%	55,756	8.00%	69,695	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	86,472	12.32%	28,073	4.00%	42,110	6.00%
Bank	69,109	9.92%	27,878	4.00%	41,817	6.00%
Tier 1 capital (to average assets)
Consolidated	86,472	12.32%	28,074	4.00%	35,092	5.00%
Bank	69,109	10.09%	27,400	4.00%	34,250	5.00%
Based on the respective regulatory capital ratios at March 31, 2006 and December 31, 2005, the Corporation and Bank are considered well capitalized.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2006, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$11,113	$—	$—	$—	$11,113
Interest bearing deposits with banks	23,991	—	—	—	23,991
Mortgage loans held for sale	545	—	—	—	545
Securities available for sale	2,988	3,971	3,965	519	11,443
Federal Home Loan Bank stock	1,293	—	—	—	1,293
Total loans, net of non-accrual	264,289	45,231	329,947	35,597	675,064

Total earning assets	304,219	49,202	333,912	36,116	723,449

Interest bearing liabilities
Total interest bearing deposits	279,546	199,912	92,090	—	571,548
Federal Home Loan Bank advances	—	10,000	15,588	—	25,588
Other borrowings	457	—	—	—	457
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	290,003	209,912	107,678	—	607,593

Net asset (liability) funding gap	14,216	(160,710)	226,234	36,116	$115,856

Cumulative net asset (liability) funding gap	$14,216	($146,494)	$79,740	$115,856

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
The following tables provide information about the Bank’s contractual obligations and commitments at March 31, 2006 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Securities sold under agreements to repurchase	$545	$—	$—	$—	$545
Certificates of deposit	324,833	63,406	28,684	—	416,923
Long-term borrowings	10,027	15,561	—	—	25,588
Lease commitments	593	919	788	216	2,516
Subordinated debentures	—	—	—	10,000	10,000

Totals	$335,998	$79,886	$29,472	$10,216	$455,572

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Unused loan commitments	$127,066	$29,128	$5,300	$26,012	$187,506
Standby letters of credit	2,408	2,289	992	—	5,689

Totals	$129,474	$31,417	$6,292	$26,012	$193,195

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2006.
Internal Controls Over Financial Reporting — There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.

(a)	Exhibits

	Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K Report, dated January 17, 2006 was filed during the quarter ended March 31, 2006.

A Form 8-K Report, dated January 26, 2006 was filed during the quarter ended March 31, 2006.

A Form 8-K Report, dated March 21, 2006 was filed during the quarter ended March 31, 2006.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dearborn Bancorp, Inc.
(Registrant)

/s/ John E. Demmer

John E. Demmer
Chairman

/s/ Michael J. Ross

Michael J. Ross
President and Chief Executive Officer

/s/ Jeffrey L. Karafa

Jeffrey L. Karafa
Treasurer and Chief Financial Officer
Date: May 8, 2006

EXHIBIT INDEX

Ex. No.	Description

Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.