Form 10-Q
period 2006-06-30
DEARBORN BANCORP INC /MI/
filed 2006-08-08
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2006.
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
Yes ☑   No ☐
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of July 31, 2006.

Class	Shares Outstanding

Common Stock	5,594,223
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in rule 12b-2 of the 1934 Securities and Exchange Act).
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No ☑

DEARBORN BANCORP, INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets — June 30, 2006, December 31, 2005 and June 30, 2005	4

Consolidated Statements of Income — For the Three and Six Months Ended June 30, 2006 and 2005	5

Consolidated Statements of Comprehensive Income — For the Three and Six Months Ended June 30, 2006 and 2005	6

Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2006 and 2005	7-8

Notes to Consolidated Financial Statements	9-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	15-29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30-32

Item 4. Controls and Procedures	33

Part II. Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 4. Submission of Matters to a Vote of Security Holders	34
Item 6. Exhibits and Reports on Form 8-K

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 5 Other Information

SIGNATURES	35
CEO Certification pursuant to Section 302
CFO Certification pursuant to Section 302
CEO Certification pursuant to Section 906
CFO Certification pursuant to Section 906

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of June 30, 2006 and 2005 and the related consolidated statements of income and comprehensive income and comprehensive income for the three and six month periods ended June 30, 2006 and 2005 and the related statements of cash flows for the six month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the company’s management.
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
/s/ Crowe Chizek and Company LLC
Grand Rapids, Michigan
July 31, 2006

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	06/30/06	12/31/05	06/30/05
ASSETS
Cash and cash equivalents
Cash and due from banks	$8,091	$7,118	$7,655
Federal funds sold	8,520	2,268	6,419
Interest bearing deposits with banks	107	69	6,359

Total cash and cash equivalents	16,718	9,455	20,433

Mortgage loans held for sale	1,174	1,041	2,373
Securities, available for sale	27,038	17,153	19,498
Federal Home Loan Bank stock	1,293	1,293	1,293
Loans
Loans	696,052	657,037	635,718
Allowance for loan losses	(7,154)	(6,808)	(6,616)

Net loans	688,898	650,229	629,102

Premises and equipment, net	14,092	13,792	14,004
Real estate owned	—	663	1,082
Goodwill	5,473	5,473	7,093
Other intangible assets	2,166	2,291	825
Accrued interest receivable	2,652	2,586	2,065
Other assets	2,986	2,521	2,725

Total assets	$762,490	$706,497	$700,493

LIABILITIES
Deposits
Non-interest bearing deposits	$59,976	$59,652	$64,393
Interest bearing deposits	552,294	522,786	516,222

Total deposits	612,270	582,438	580,615

Other liabilities
Federal funds purchased	24,500	—	—
Securities sold under agreements to repurchase	310	1,615	3,201
Federal Home Loan Bank advances	25,588	25,588	25,614
Other liabilities	260	960	889
Accrued interest payable	1,912	1,683	1,319
Subordinated debentures	10,000	10,000	10,000

Total liabilities	674,840	622,284	621,638

STOCKHOLDERS’ EQUITY
Common stock - 10,000,000 shares authorized, 5,677,923 shares at 06/30/06, 5,683,061 shares at 12/31/05; and 5,601,226 shares at 06/30/05	87,224	83,684	78,685
Retained earnings	460	573	214
Accumulated other comprehensive loss	(34)	(44)	(44)

Total stockholders’ equity	87,650	84,213	78,855

Total liabilities and stockholders’ equity	$762,490	$706,497	$700,493

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	06/30/06	06/30/05	06/30/06	06/30/05
Interest income
Interest on loans, including fees	$12,678	$10,318	$24,624	$20,020
Interest on securities, available for sale	152	160	315	300
Interest on federal funds	153	79	221	127
Interest on deposits with banks	79	81	146	83

Total interest income	13,062	10,638	25,306	20,530

Interest expense
Interest on deposits	5,578	3,491	10,451	6,377
Interest on other borrowings	313	302	633	588
Interest on subordinated debentures	215	180	410	320

Total interest expense	6,106	3,973	11,494	7,285

Net interest income	6,956	6,665	13,812	13,245
Provision for loan losses	155	279	312	743

Net interest income after provision for loan losses	6,801	6,386	13,500	12,502

Non-interest income
Service charges on deposit accounts	166	166	323	316
Fees for other services to customers	13	17	26	49
Gain on the sale of loans	94	204	175	334
Gain (loss) on the sale of real estate owned	(49)	1	(103)	88
Other than temporary impairment of securities	—	(696)	—	(696)
Other income	8	14	19	16

Total non-interest income	232	(294)	440	107

Non-interest expenses
Salaries and employee benefits	2,445	2,339	4,877	4,646
Commissions on the origination of loans	26	66	65	131
Occupancy and equipment expense	595	613	1,225	1,247
Intangible expense	62	39	125	77
Advertising and marketing	113	109	201	223
Stationery and supplies	89	96	161	185
Professional services	175	180	358	379
Data processing	131	113	256	229
Other operating expenses	282	399	608	680

Total non-interest expenses	3,918	3,954	7,876	7,797

Income before income tax provision	3,115	2,138	6,064	4,812
Income tax provision	1,059	726	2,062	1,635

Net income	$2,056	$1,412	$4,002	$3,177

Per share data:
Net income — basic	$0.36	$0.25	$0.70	$0.57
Net income — diluted	$0.34	$0.24	$0.67	$0.53

Weighted average number of shares outstanding — basic	5,704,053	5,595,546	5,700,807	5,582,474
Weighted average number of shares outstanding - diluted	5,992,923	5,973,382	5,996,150	5,975,647
The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	06/30/06	06/30/05	06/30/06	06/30/05
Net income	$2,056	$1,412	$4,002	$3,177
Other comprehensive income, net of tax
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	4	(95)	15	233
Less: reclassification adjustment for losses included in net income	—	696	—	696
Tax effects	(1)	(203)	(5)	(315)

Other comprehensive income	3	398	10	614

Comprehensive income	$2,059	$1,810	$4,012	$3,791

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands)	6/30/06	6/30/05
Cash flows from operating activities
Interest and fees received	$25,240	$20,155
Interest paid	(11,264)	(7,073)
Proceeds from sale of mortgage loans held for sale	11,517	21,295
Origination of mortgage loans held for sale	(11,475)	(21,642)
Taxes paid	(2,700)	(1,580)
Gain/(loss) on sale of real estate owned	(103)	88
Cash paid to suppliers and employees	(6,736)	(7,977)

Net cash provided by operating activities	4,479	3,266

Cash flows from investing activities
Proceeds from calls, maturities and repayments of securities available for sale	8,783	5,348
Purchases of securities available for sale	(18,621)	(3,535)
Purchase of Federal Home Loan Bank stock	—	(171)
Increase in loans, net of payments received	(38,981)	(48,167)
Purchases of property and equipment	(774)	(1,342)

Net cash used in investing activities	(49,593)	(47,867)

Cash flows from financing activities
Net increase in non-interest bearing deposits	324	1,328
Net increase in interest bearing deposits	29,508	38,407
Net increase in Federal Home Loan Bank advances	—	5,000
Net increase in federal funds payable	24,500	—
Decrease in other borrowings	(1,305)	(914)
Purchase of common stock	(878)	—
Exercise of stock options	170	344
Tax benefit of stock options exercised	58	—

Net cash provided by financing activities	52,377	44,165

Increase (decrease) in cash and cash equivalents	7,263	(436)
Cash and cash equivalents at the beginning of the period	9,455	20,869

Cash and cash equivalents at the end of the period	$16,718	$20,433

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended
(In thousands)	6/30/06	6/30/05
Reconciliation of net income to net cash provided by operating activities
Net income	$4,002	$3,177
Adjustments to reconcile net income to net cash provided by operating activities Provision for loan losses	312	743
Depreciation and amortization expense	474	462
Restricted stock award expense	52	—
Stock option expense	23	—
Accretion of discount on investment securities	(39)	(21)
Amortization of premium on investment securities	7	18
Amortization of intangible assets	125	77
Increase in mortgage loans held for sale	(133)	(681)
Increase in interest receivable	(66)	(176)
Increase in interest payable	229	212
(Increase) decrease in other assets	193	(209)
Decrease in other liabilities	(700)	(336)

Net cash provided by operating activities	$4,479	$3,266

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$39	$1,850
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
The consolidated financial statements of the Corporation as of June 30, 2006 and 2005, and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.
The consolidated financial statements as of June 30, 2006 and 2005, and for the three and six month periods ended June 30, 2006 and 2005 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2005 Annual Report to Stockholders on Form 10-K.
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
The Corporation adopted FAS 123, Revised on January 1, 2006. FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Options granted under the 2005 Long Term Incentive Plan were “variable”, as defined by FAS 123. Upon adoption of FAS 123, Revised, the remaining unrecognized fair value of these options at the grant date will be expensed over the remaining service period. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows. For additional information regarding the Corporation’s incentive stock plans, refer to Note C.

B.	Securities Available For Sale
The amortized cost and fair value of securities available for sale are as follows (in thousands):

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$24,263	$3	($51)	$24,215
Corporate debt securities	2,355	—	—	2,355
Mortgage backed securities	472	—	(4)	468

Totals	$27,090	$3	($55)	$27,038

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$16,665	$—	($68)	$16,597
Mortgage backed securities	555	2	(1)	556

Totals	$17,220	$2	($69)	$17,153

The amortized cost and fair value of securities available for sale at June 30, 2006 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in three months or less	$3,000	$2,995
Due in three months through one year	1,001	991
Due in over one year through five years	20,262	20,229
Due in over five years	2,355	2,355
Mortgage backed securities	472	468

Totals	$27,090	$27,038

The entire portfolio has a net unrealized loss of $52,000 at June 30, 2006. Securities with unrealized losses at June 30, 2006, aggregated by investment category and the length of time that the securities have been in a continuous loss position are as follows:

Investment category	Fair Value	Unrealized Loss
US treasury securities	$16,795	($51)
Mortgage backed securities	468	(4)

Total temporarily impaired	$17,263	($55)

Length of time in a continuous loss position	Fair Value	Unrealized Loss
Less than one year	$13,278	($40)
One to three years	3,985	(15)

Total temporarily impaired	$17,263	($55)
Unrealized losses on these securities have not been recognized into income because these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.
The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Stock Incentive Plans
Incentive stock awards have been granted to officers and employees under two Incentive Stock Plans. The first plan is the 1994 Stock Option Plan. Options to buy common stock have been granted to officers and employees under the 1994 Stock Option Plan, which provides for issue of up to 738,729 shares. No further options grants may be made under this plan.
A summary of the option activity in the 1994 Plan follows:

			Weighted
	Available		Average
	For	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2006	—	492,510	$8.40
Exercised	—	(33,861)	5.53

Outstanding at June 30, 2006	—	458,649	$8.61
For the options outstanding at June 30, 2006, the range of exercise prices was $4.39 to $15.38 per share with a weighted-average remaining contractual term of 5.0 years. At June 30, 2006, 458,649 options were exercisable at weighted average exercise price of $8.61 per share. There were 16,633 antidilutive options outstanding for the quarter ended June 30, 2006. There were no antidilutive options for the quarter ended June 30, 2005. The intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $570,000 and the intrinsic value of options outstanding at June 30, 2006 was approximately $6,233,000.
During 2005, the Corporation initiated the 2005 Long-Term Incentive Plan. Under this plan, up to 330,750 shares may be granted to officers and employees of the Bank. This plan provides that stock awards may take the form of any combination of options, restricted shares, restricted share units or performance awards.
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
Stock Options Granted — The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At June 30, 2006, there were 16,631 stock options granted with a weighted average exercise price of $21.87. These options are eligible to vest fully on June 30, 2008.
During the six months ended June 30, 2006, the Corporation recognized stock option compensation expense of $23,000. The stock options vest on June 30, 2008. Compensation cost of $45,000, $43,000 and $22,000 is expected to be recognized during 2006, 2007 and 2008, respectively.
Restricted Stock Grants — Restricted stock totaling 12,231 shares were granted to officers on October 12, 2005. The restricted stock vests on June 30, 2008. Compensation cost of $52,000 and a tax benefit of $18,000 was recognized during the six months ended June 30, 2006. Compensation cost of $104,000, $104,000 and $52,000 is expected to be recognized during 2006, 2007 and 2008, respectively.
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
D.	Effect of Newly Issued But Not Yet Effective Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation has not completed its evaluation of the impact of the adoption of FIN 48.

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

Results of Operations
The Corporation reported net income of $2,056,000 and $4,002,000 for the three and six month periods ended June 30, 2006, compared to net income of $1,412,000 and $3,177,000 for the three and six month periods ended June 30, 2005, an increase of $644,000 or 46% for the three month period and $825,000 or 26% for the six month period. The increase in net income was primarily due to the improvement in net interest income and a write-down in the value of a security during the three months ended June 30, 2005. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and commercial real estate construction loan portfolios during the period. The increase in net interest income was partially offset by the increase in non interest expense during the period. The write-down of the security was the recognition of an other than temporary loss on a single issue of FHLMC preferred stock.
Net Interest Income
2006 Compared to 2005. As noted on the two charts on the following pages, net interest income for the three and six month periods ended June 30, 2006 was $6,956,000 and $13,812,000 compared to $6,665,000 and $13,245,000 for the same periods ended June 30, 2005, an increase of $291,000 or 4% for the three month period and $567,000 or 4% for the six month period. This increase was caused primarily by the increased volume of interest earning assets and interest bearing liabilities but offset by the decrease in the net interest rate spread. The Corporation’s interest rate spread was 3.21% and 3.29% for the three and six month periods ended June 30, 2006, compared to 3.51% and 3.64% for the same periods in 2005. The Corporation’s net interest margin was 3.88% and 3.95% for the three and six month periods ended June 30, 2006 compared to 4.00% and 4.10% for the same periods in 2005. The decrease in interest rate spread and net interest margin was primarily due to the increased cost of deposits.
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

	Three months ended			Three months ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$7,286	$79	4.35%	$11,011	$81	2.95%
Federal funds sold	12,159	153	5.05%	10,301	79	3.08%
Investment securities, available for sale	13,466	152	4.53%	20,870	160	3.08%
Loans	686,235	12,678	7.41%	626,105	10,318	6.61%

Sub-total earning assets	719,146	13,062	7.29%	668,287	10,638	6.38%
Other assets	30,809			30,685

Total assets	$749,955			$698,972

Liabilities and stockholders’ equity
Interest bearing deposits	$562,717	$5,578	3.98%	$515,757	$3,491	2.71%
Other borrowings	38,045	528	5.57%	39,237	482	4.93%

Sub-total interest bearing liabilities	600,762	6,106	4.08%	554,994	3,973	2.87%
Non-interest bearing deposits	59,013			63,734
Other liabilities	2,357			2,057
Stockholders’ equity	87,823			78,187

Total liabilities and stockholders’ equity	$749,955			$698,972

Net interest income		$6,956			$6,665

Net interest rate spread			3.21%			3.51%

Net interest margin on earning assets			3.88%			4.00%

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$6,427	$146	4.58%	$5,761	$83	2.91%
Federal funds sold	9,191	221	4.85%	9,280	127	2.76%
Investment securities, available for sale	15,053	315	4.22%	21,284	300	2.84%
Loans	674,979	24,624	7.36%	615,133	20,020	6.56%

Sub-total earning assets	705,650	25,306	7.23%	651,458	20,530	6.36%
Other assets	30,083			30,799

Total assets	$735,733			$682,257

Liabilities and stockholders’ equity
Interest bearing deposits	$550,146	$10,451	3.83%	$499,167	$6,377	2.58%
Other borrowings	38,496	1,043	5.46%	40,572	908	4.51%

Sub-total interest bearing liabilities	588,642	11,494	3.94%	539,739	7,285	2.72%
Non-interest bearing deposits	58,409			63,337
Other liabilities	1,950			2,043
Stockholders’ equity	86,732			77,138

Total liabilities and stockholders’ equity	$735,733			$682,257

Net interest income		$13,812			$13,245

Net interest rate spread			3.29%			3.64%

Net interest margin on earning assets			3.95%			4.10%

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

	Three Months Ended			Six Months Ended
Three Months	2006/2005			2006/2005
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	($41)	$39	($2)	$15	$48	$63
Federal funds sold	23	51	74	(3)	97	94
Investment securities, available for sale	(83)	75	(8)	(135)	150	15
Loans	1,104	1,256	2,360	2,162	2,442	4,604

Total earning assets	$1,003	$1,421	$2,424	$2,039	$2,737	$4,776

Liabilities
Interest bearing deposits	$458	$1,629	$2,087	$943	$3,131	$4,074
Other borrowings	(16)	62	46	(58)	193	135

Total interest bearing liabilities	$442	$1,691	$2,133	$885	$3,324	$4,209

Net interest income			$291			$567

Net interest rate spread			(0.30%)			(0.35%)

Net interest margin on earning assets			(0.12%)			(0.15%)

Provision for Loan Losses
2006 Compared to 2005. The provision for loan losses was $155,000 and $312,000 for the three and six month periods ended June 30, 2006, compared to $279,000 and $743,000 for the same periods in 2005, a decrease of $124,000 or 44% for the three month period and a decrease of $431,000 or 58% for the six month period. The provision for loan losses for the three and six month periods ended June 30, 2006 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions. The decrease in provision during 2006 was impacted by decreased loan growth during the six months ended June 30, 2006 compared to the same period in 2005 and net recoveries during the six months ended June 30, 2006 compared to modest net charge-offs during the same period in 2005.
Non-interest Income
2006 Compared to 2005. Non-interest income excluding the impairment charge in 2005 was $232,000 and $440,000 for the three and six month periods ended June 30, 2006, compared to $402,000 and $803,000 for the same periods in 2005, a decrease of $170,000 or 42% for three month period and a decrease of $363,000 or 45% for the six month period. The decrease during both periods was primarily due to the decrease in the gain on the sale of real estate owned and the gain on the sale of loans during the period. The decrease in the gain on the sale of real estate owned was due to the sale of three properties for a loss of $103,000 during the six months ended June 30, 2006, compared to the sale of two properties for a gain of $88,000 during the same period in 2005. The decrease in the gain on sale of loans was the result of decreased volume in residential lending activity during 2006.
During the second quarter of 2005, the Corporation recognized an other than temporary impairment charge of $696,000 on a single issue of FHLMC Preferred Stock. This security was sold during the third quarter of 2005.

Non-interest Expense
2006 Compared to 2005. Non-interest expense was $3,918,000 and $7,876,000 for the three and six month periods ended June 30, 2006, compared to $3,954,000 and $7,797,000 for the same periods in 2005, a decrease of $36,000 or 1% for the three month period and an increase of $79,000 or 1% for the six month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $2,445,000 and $4,877,000 for the three month and six month periods ended June 30, 2006, compared to $2,339,000 and $4,646,000 for the same periods in 2005, an increase of $106,000 or 5% for the three month period and $231,000 or 5% for the six month period. The primary factor for the increase in salaries and benefits expense was the expansion of the retail banking department. As of June 30, 2006, the number of full time equivalent employees was 157 compared to 155 as of June 30, 2005.
The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $595,000 and $1,225,000 for the three and six month periods ended June 30, 2006, compared to $613,000 and $1,247,000 for the same periods in 2005, a decrease of $18,000 or 3% for the three month period and $22,000 or 2% for the six month period.
Income Tax Provision
2006 Compared to 2005. Income tax expense was $1,059,000 and $2,062,000 for the three and six month periods ended June 30, 2006, compared to $726,000 and $1,635,000 for the same periods in 2005, an increase of $333,000 or 46% for the three month period and $427,000 or 26% for the six month period. The increase was primarily a result of increased pre-tax income.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005
Assets. Total assets at June 30, 2006 were $762,490,000 compared to $706,497,000 at December 31, 2005, an increase of $55,993,000 or 8%. The increase was primarily due to the increase in loans during the period.
Federal Funds Sold. Total federal funds sold at June 30, 2006 were $8,520,000 compared to $2,268,000 at December 31, 2005, an increase of $6,252,000 or 276%. The increase was primarily due to additional funds received as a result of deposit gathering activities during the six months ended June 30, 2006. The funds are invested into overnight investments until these funds can be deployed into loans.
Interest bearing deposits with banks. Total interest bearing deposits with banks at June 30, 2006 were $107,000 compared to $69,000 at December 31, 2005, an increase of $38,000 or 55%. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2006 were $1,174,000 compared to $1,041,000 at December 31, 2005, an increase of $133,000 or 13%. This increase was a result of the increase in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at June 30, 2006 were $27,038,000 compared to $17,153,000 at December 31, 2005, an increase of $9,885,000 or 58%. The increase was due to the purchase of securities, available for sale during 2006.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized loss of $52,000. The unrealized loss is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was $1,293,000 at June 30, 2006 and December 31, 2005.

Loans. Total loans at June 30, 2006 were $696,052,000 compared to $657,037,000 at December 31, 2005, an increase of $39,015,000 or 6%. The increase was primarily due to the continued expansion of the commercial lending department during the past twelve months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	06/30/06	12/31/05	06/30/05
Consumer loans	$31,159	$35,041	$41,082
Commercial, financial, & other	116,089	110,805	132,058
Commercial real estate construction	126,538	118,358	89,572
Commercial real estate mortgages	376,970	345,536	326,332
Residential real estate mortgages	45,296	47,297	46,674

	696,052	657,037	635,718
Allowance for loan losses	(7,154)	(6,808)	(6,616)

	$688,898	$650,229	$629,102

The following is a summary of non-performing assets and problems loans (in thousands):

	06/30/06	12/31/05	06/30/05
Over 90 days past due and still accruing	$982	$189	$134
Non-accrual loans	3,982	984	972

Total non-performing loans	4,964	1,173	1,106

Real estate owned	—	661	1,082
Other repossessed assets	—	2	—

Other non-performing assets	—	663	1,082

Total non-performing assets	$4,964	$1,836	$2,188

Non-accrual loans at June 30, 2006 were $3,982,000. The increase in non-accrual loans during the six months ended June 30, 2006 is primarily due to the downgrading of three construction loans with a balance of $2,988,000 to non-accrual status. The distribution of non-accrual loans by loan type is as follows:

	Number of
	Loans	Balance
Consumer loans	2	$69
Commercial, financial, & other	2	303
Commercial real estate construction	1	945
Commercial real estate mortgages	6	2,354
Residential real estate mortgages	3	311

Total non-accrual loans	14	$3,982

Allowance for Loan Losses. The allowance for loan losses was $7,154,000 at June 30, 2006 compared to $6,808,000 at December 31, 2005, an increase of $346,000 or 5%. The increase resulted primarily from provisions and net recoveries recorded during the six month period ended June 30, 2006. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
The following is an analysis of the allowance for loan losses (in thousands):

	Six months ended	Year Ended	Six months ended
	06/30/06	12/31/05	06/30/05
Balance, beginning of year	$6,808	$5,884	$5,884

Allowance on loans acquired	—	—	—

Charge-offs:
Consumer loans	—	112	71
Commercial, financial & other	36	169	95
Commercial real estate construction	—	—	—
Commercial real estate mortgages	36	86	6
Residential real estate mortgages	10	—	—
Recoveries:
Consumer loans	9	37	9
Commercial, financial & other	88	131	111
Commercial real estate construction	—	—	—
Commercial real estate mortgages	19	10	9
Residential real estate mortgages	—	32	32

Net charge-offs (recoveries)	(34)	157	11

Additions charged to operations	312	1,081	743

Balance, end of period	$7,154	$6,808	$6,616

Allowance to total loans	1.03%	1.04%	1.04%

Allowance to nonperforming assets	144.12%	370.81%	302.38%

Net charge-offs (recoveries) to average loans	(0.01%)	0.02%	0.00%

Premises and Equipment. Bank premises and equipment at June 30, 2006 were $14,092,000 compared to $13,792,000 at December 31, 2005, an increase of $300,000 or 2%. The increase in premises and equipment was primarily due to purchase of a building in Shelby Township, Michigan. This building will be renovated and opened as a full service branch office during the fourth quarter of 2006.
Real estate owned. Real estate owned at June 30, 2006 was $0 compared to $663,000 at December 31, 2005.
Goodwill and other intangible assets. Goodwill and other intangible assets were $7,639,000 at June 30, 2006 compared to $7,764,000 at December 31, 2005. The Bank has intangible assets for the estimated value of core deposit accounts and borrower relationships acquired in the acquisition of the Bank of Washtenaw. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The core deposit intangible was valued at $929,000 and is being amortized over a period of ten years. The borrower relationship intangible was valued to $1,620,000 and is being amortized over a period of 17 years. At June 30, 2006, the core deposit intangible and borrower relationship intangible amounted to $688,000 and $1,478,000, respectively.
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
Accrued Interest Receivable. Accrued interest receivable at June 30, 2006 was $2,652,000 compared to $2,586,000 at December 31, 2005, an increase of $66,000 or 3%. The increase was primarily due to the increase in the Bank’s loan portfolio.
Other Assets. Other assets at June 30, 2006 were $2,986,000 compared to $2,521,000 at December 31, 2005, an increase of $465,000 or 18%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at June 30, 2006 were $612,270,000 compared to $582,438,000 at December 31, 2005, an increase of $29,832,000 or 5%. The following is a summary of the distribution of deposits (in thousands):

	06/30/06	12/31/05	06/30/05
Non-interest bearing:
Demand	$59,976	$59,652	$64,393

Interest bearing:
Checking	$107,107	$13,413	$14,443
Money market	21,071	26,514	59,729
Savings	47,021	69,503	74,267
Time, under $100,000	138,088	151,038	143,538
Time, $100,000 and over	239,007	262,318	224,245

	552,294	522,786	516,222

Total deposits	$612,270	$582,438	$580,615

Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on savings, checking and institutional deposits. The increase in deposits was primarily due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a weeklong celebration in March 2006 that highlighted the Bank’s Anniversary and the introduction and promotion of an interest checking product in February 2006. Management expects deposits to grow at an increasing rate during the remainder of 2006.
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

	06/30/06	12/31/05	06/30/05
Interest bearing checking	$895	$1,020	$2,677
Time, $100,000 and over	62,571	85,236	76,997

Total municipal deposits	$63,466	$86,256	$79,674

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $43,883,000, $45,100,000 and $22,290,000 at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

Federal Funds Purchased. Federal funds purchased at June 30, 2006 were $24,500,000 compared to $0 at December 31, 2005. The Bank has several federal funds lines of credit with correspondent banks that are utilized as a short term source of funding.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at June 30, 2006 were $310,000 compared to $1,615,000 at December 31, 2005, a decrease of $1,305,000 or 81%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $25,588,000 at June 30, 2006 and December 31, 2005.
Accrued Interest Payable. Accrued interest payable at June 30, 2006 was $1,912,000 compared to $1,683,000 at December 31, 2005, an increase of $229,000 or 14%. The increase was primarily due to the increasing amount of interest bearing deposits during the period.
Other Liabilities. Other liabilities at June 30, 2006 were $260,000 compared to $960,000 at December 31, 2005, a decrease of $700,000 or 73%. The decrease was primarily due to the decrease in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at June 30, 2006 and December 31, 2005. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $265,000 at June 30, 2006.

Capital
Stockholders’ equity at June 30, 2006 was $87,650,000 compared to $84,213,000 as of December 31, 2005, an increase of $3,437,000 or 4%. The increase in capital was primarily due net income during the period.
The Corporation’s Board of Directors approved a stock repurchase plan that authorized the repurchase of up to 262,500 shares of the Corporation’s common stock on March 21, 2006. The Corporation repurchased 39,000 shares of its common stock at an average price of $21.44 during the second quarter of 2006 under this plan.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total capital (to risk weighted assets)
Consolidated	$97,199	13.31%	$58,404	8.00%	$73,005	10.00%
Bank	80,725	11.13%	58,022	8.00%	72,527	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	90,045	12.33%	29,202	4.00%	43,803	6.00%
Bank	73,571	10.14%	29,011	4.00%	43,516	6.00%
Tier 1 capital (to average assets)
Consolidated	90,045	12.13%	29,693	4.00%	37,116	5.00%
Bank	73,571	10.15%	28,985	4.00%	36,231	5.00%

As of December 31, 2005
Total capital (to risk weighted assets)
Consolidated	$93,281	13.29%	$56,147	8.00%	$70,184	10.00%
Bank	75,918	10.89%	55,756	8.00%	69,695	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	86,472	12.32%	28,073	4.00%	42,110	6.00%
Bank	69,109	9.92%	27,878	4.00%	41,817	6.00%
Tier 1 capital (to average assets)
Consolidated	86,472	12.32%	28,074	4.00%	35,092	5.00%
Bank	69,109	10.09%	27,400	4.00%	34,250	5.00%
Based on the respective regulatory capital ratios at June 30, 2006 and December 31, 2005, the Corporation and Bank are considered well capitalized.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2006, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$8,520	$—	$—	$—	$8,520
Interest bearing deposits with Banks	107	—	—	—	107
Mortgage loans held for sale	1,174	—	—	—	1,174
Securities available for sale	4,057	20,534	1,979	468	27,038
Federal Home Loan Bank stock	1,293	—	—	—	1,293
Total loans, net of non-accrual	260,659	45,029	351,671	34,711	692,070

Total earning assets	275,810	65,563	353,650	35,179	730,202

Interest bearing liabilities
Total interest bearing deposits	263,048	163,688	125,558	—	552,294
Federal Home Loan Bank advances	—	10,000	15,588	—	25,588
Federal funds purchased	24,500	—	—	—	24,500
Other Borrowings	310	—	—	—	310
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	297,858	173,688	141,146	—	612,692

Net asset (liability) funding gap	(22,048)	(108,125)	212,504	35,179	$117,510

Cumulative net asset (liability) funding gap	($22,048)	($130,173)	$82,331	$117,510

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
The following tables provide information about the Bank’s contractual obligations and commitments at June 30, 2006 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Securities sold under agreements to repurchase	$310	$—	$—	$—	$310
Certificates of deposit	299,298	49,463	28,334	—	377,095
Long-term borrowings	34,500	15,588	—	—	50,088
Lease commitments	559	909	758	135	2,361
Subordinated debentures	—	—	—	10,000	10,000

Totals	$334,667	$65,960	$29,092	$10,135	$439,854

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Unused loan commitments	$135,543	$36,483	$4,307	$23,761	$200,094
Standby letters of credit	2,653	6,018	—	—	8,671

Totals	$138,196	$42,501	$4,307	$23,761	$208,765

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2006.
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

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
The corporation held its regular annual meeting on May 18, 2006. The only matter was the re-election of directors. Four directors were re-elected to serve three-year terms expiring in 2008. The voting results for each nominee were as follows:

Nominee	Total For
David Himick	4,692,192
Jeffrey G. Longstreth	4,691,246
Michael J. Ross	4,695,076
Robert C. Schwyn	4,953,362
There were no votes against any nominee.
ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.
(a)	Exhibits
Exhibit 31.1     CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2     CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1     CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2     CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Two Form 8-K Reports, dated April 18, 2006 and May 16, 2006 were filed during the quarter ended June 30, 2006.

DEAR BORN BANCORP, INC.
FORM 10-Q (continued)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dearborn Bancorp, Inc.
(Registrant)
                    /s/ John E. Demmer
John E. Demmer
Chairman
                    /s/ Michael J. Ross
Michael J. Ross
President and Chief Executive Officer
                    /s/ Jeffrey L. Karafa
Jeffrey L. Karafa
Treasurer and Chief Financial Officer
Date: August 8, 2006

EXHIBIT INDEX.

Exhibit no.	Description of Exhibit

Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.