Form 10-Q
period 2006-09-30
DEARBORN BANCORP INC /MI/
filed 2006-11-09
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2006.
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
Yes ☑       No ☐
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of October 31, 2006.

Class	Shares Outstanding

Common Stock	5,617,565
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in rule 12b-2 of the 1934 Securities and Exchange Act).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐       No ☑

DEARBORN BANCORP, INC.
INDEX

		Page
Part I.	Financial Information:

Item 1.	Financial Statements

	The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Balance Sheets – September 30, 2006, December 31, 2005 and September 30, 2005	4

	Consolidated Statements of Income - For the Three and Nine Months Ended September 30, 2006 and 2005	5

	Consolidated Statements of Comprehensive Income - For the Three and Nine Months Ended September 30, 2006 and 2005	6

	Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2006 and 2005	7-8

	Notes to Consolidated Financial Statements	9-16

Item 1A	Risk Factors	16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	17-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34-36

Item 4.	Controls and Procedures	37

Part II.	Other Information:

	Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

	Item 6. Exhibits and Reports on Form 8-K

	Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

	Item 1. Legal Proceedings
	Item 2. Changes in Securities and Use of Proceeds
	Item 3. Defaults upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information
SIGNATURES		39
CEO Certification pursuant to Section 302
CFO Certification pursuant to Section 302
CEO Certification pursuant to Section 906
CFO Certification pursuant to Section 906

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of September 30, 2006 and 2005 and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2006 and 2005 and the related statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the company’s management.
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

/s/ Crowe Chizek and Company LLC
Grand Rapids, Michigan
November 8, 2006

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	09/30/06	12/31/05	09/30/05
ASSETS
Cash and cash equivalents
Cash and due from banks	$8,975	$7,118	$8,714
Federal funds sold	9,093	2,268	7,893
Interest bearing deposits with banks	52	69	74

Total cash and cash equivalents	18,120	9,455	16,681

Mortgage loans held for sale	1,096	1,041	2,697
Securities, available for sale	5,837	17,153	14,137
Federal Home Loan Bank stock	1,290	1,293	1,293
Loans
Loans	741,030	657,037	645,003
Allowance for loan loss	(7,615)	(6,808)	(6,757)

Net loans	733,415	650,229	638,246

Premises and equipment, net	14,173	13,792	14,101
Real estate owned	52	663	661
Goodwill	5,473	5,473	5,473
Other intangible assets	2,103	2,291	2,368
Accrued interest receivable	2,868	2,586	2,014
Other assets	3,372	2,521	2,726

Total assets	$787,799	$706,497	$700,397

LIABILITIES
Deposits
Non-interest bearing deposits	$54,292	$59,652	$60,222
Interest bearing deposits	596,819	522,786	513,732

Total deposits	651,111	582,438	573,954

Other liabilities
Federal funds purchased	10,200	—	4,500
Securities sold under agreements to repurchase	631	1,615	2,361
Federal Home Loan Bank advances	25,561	25,588	25,588
Other liabilities	421	960	998
Accrued interest payable	2,508	1,683	1,507
Subordinated debentures	10,000	10,000	10,000

Total liabilities	700,432	622,284	618,908

STOCKHOLDERS’ EQUITY
Common stock - 10,000,000 shares authorized, 5,617,565 shares at 09/30/06, 5,683,061 shares at 12/31/05; and 5,663,329 shares at 09/30/05	85,353	83,684	79,240
Retained earnings	2,025	573	2,293
Accumulated other comprehensive loss	(11)	(44)	(44)

Total stockholders’ equity	87,367	84,213	81,489

Total liabilities and stockholders’ equity	$787,799	$706,497	$700,397

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	09/30/06	09/30/05	09/30/06	09/30/05
Interest income
Interest on loans, including fees	$13,505	$11,133	$38,129	$31,153
Interest on securities, available for sale	204	125	519	425
Interest on federal funds	155	60	376	187
Interest on deposits with banks	6	16	152	99

Total interest income	13,870	11,334	39,176	31,864

Interest expense
Interest on deposits	6,332	3,730	16,783	10,107
Interest on other borrowings	467	361	1,100	949
Interest on subordinated debentures	225	190	635	510

Total interest expense	7,024	4,281	18,518	11,566

Net interest income	6,846	7,053	20,658	20,298
Provision for loan losses	470	248	782	991

Net interest income after provision for loan losses	6,376	6,805	19,876	19,307

Non-interest income
Service charges on deposit accounts	184	164	507	480
Fees for other services to customers	12	16	38	65
Gain on the sale of loans	79	125	254	459
Gain (loss) on the sale of securities, available for sale	9	(44)	9	(44)
Other than temporary impairment of securities	—	—	—	(696)
Gain (loss) on the sale of real estate	—	4	(103)	92
Other income	13	40	32	56

Total non-interest income	297	305	737	412

Non-interest expenses
Salaries and employee benefits	2,637	2,357	7,514	7,003
Commissions on the origination of loans	87	48	152	179
Occupancy and equipment expense	602	628	1,827	1,875
Intangible expense	63	76	188	153
Advertising and marketing	138	74	339	297
Stationery and supplies	124	96	285	281
Professional services	220	265	578	644
Data processing	124	95	380	324
Other operating expenses	306	322	914	1,002

Total non-interest expenses	4,301	3,961	12,177	11,758

Income before income tax provision	2,372	3,149	8,436	7,961
Income tax provision	807	1,070	2,869	2,705

Net income	$1,565	$2,079	$5,567	$5,256

Per share data:
Net income — basic	$0.28	$0.37	$0.98	$0.94
Net income — diluted	$0.26	$0.35	$0.93	$0.88

Weighted average number of shares outstanding — basic	5,645,102	5,633,994	5,681,843	5,599,836
Weighted average number of shares outstanding — diluted	5,941,324	5,988,593	5,978,345	5,975,606
The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	09/30/06	09/30/05	09/30/06	09/30/05
Net income	$1,565	$2,079	$5,567	$5,256
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	44	(42)	59	191
Less: reclassification adjustment for (gains) losses included in net income	(9)	44	(9)	740
Tax effects	(12)	(2)	(17)	(317)

Other comprehensive income	23	—	33	614

Comprehensive income	$1,588	$2,079	$5,600	$5,870

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands)	9/30/06	9/30/05
Cash flows from operating activities
Interest and fees received	$38,897	$31,437
Interest paid	(17,693)	(9,707)
Proceeds from sale of mortgage loans held for sale	16,810	26,390
Origination of mortgage loans held for sale	(16,611)	(26,936)
Taxes paid	(3,490)	(2,380)
Gain/(loss) on sale of real estate owned	(103)	92
Cash paid to suppliers and employees	(10,993)	(13,187)

Net cash provided by operating activities	6,817	5,709

Cash flows from investing activities
Proceeds from calls, maturities, sales and repayments of securities, available for sale	30,669	11,409
Purchases of securities available for sale	(19,039)	(3,535)
(Purchase) sale of Federal Home Loan Bank stock	3	(171)
Increase in loans, net of payments received	(83,968)	(57,559)
Purchases of property and equipment	(1,087)	(1,691)

Net cash used in investing activities	(73,422)	(51,547)

Cash flows from financing activities
Net decrease in non-interest bearing deposits	(5,360)	(2,843)
Net increase in interest bearing deposits	74,033	35,917
Increase (decrease) in Federal Home Loan Bank advances	(27)	4,974
Net increase in federal funds payable	10,200	4,500
Decrease in other borrowings	(984)	(1,754)
Purchase of common stock	(2,824)	—
Exercise of stock options	174	764
Tax benefit of stock options exercised	58	—

Net cash provided by financing activities	75,270	41,558

Increase (decrease) in cash and cash equivalents	8,665	(4,188)
Cash and cash equivalents at the beginning of the period	9,455	20,869

Cash and cash equivalents at the end of the period	$18,120	$16,681

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
(In thousands)	9/30/06	9/30/05
Reconciliation of net income to net cash provided by operating activities
Net income	$5,567	$5,256
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	782	991
Depreciation and amortization expense	706	714
Restricted stock award expense	101	—
Stock option expense	45	—
Accretion of discount on investment securities	(272)	(30)
Amortization of premium on investment securities	8	25
Amortization of intangible assets	188	153
Increase in mortgage loans held for sale	(55)	(1,005)
Increase in interest receivable	(282)	(125)
Increase in interest payable	825	400
Increase in other assets	(257)	(576)
Decrease in other liabilities	(539)	(94)

Net cash provided by operating activities	$6,817	$5,709

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$91	$1,850
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.	Accounting and Reporting Policies

The consolidated financial statements of Dearborn Bancorp, Inc. (the “Corporation”) include the consolidation of its only subsidiary, Community Bank of Dearborn (the “Bank”). The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to practice within the banking industry.

The consolidated financial statements of the Corporation as of September 30, 2006 and 2005, and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements as of September 30, 2006 and 2005, and for the three and nine month periods ended September 30, 2006 and 2005 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2005 Annual Report to Stockholders on Form 10-K.

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

B.	Securities Available For Sale

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$4,995	$—	($20)	$4,975
Mortgage backed securities	441	—	(1)	440
Municipal securities	418	4	—	422

Totals	$5,854	$4	($21)	$5,837

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$16,665	$—	($68)	$16,597
Mortgage backed securities	555	2	(1)	556

Totals	$17,220	$2	($69)	$17,153

The amortized cost and fair value of securities available for sale at September 30, 2006 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in three months or less	$1,000	$996
Due in over three months through one year	1,995	1,989
Due in over one year through five years	2,000	1,990
Due in over five years	418	422
Mortgage backed securities	441	440

Totals	$5,854	$5,837

The entire portfolio has a net unrealized loss of $17,000 at September 30, 2006. Securities with unrealized losses at September 30, 2006, aggregated by investment category and the length of time that the securities have been in a continuous loss position (in thousands) are as follows:

Investment category	Fair Value	Unrealized Loss
US treasury securities	$4,975	($20)
Mortgage backed securities	171	(1)

Total temporarily impaired	$5,146	($21)

Length of time in a continuous loss position	Fair Value	Unrealized Loss
Less than one year	$4,149	($17)
One to three years	997	(4)

Total temporarily impaired	$5,146	($21)

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

A summary of the option activity in the 1994 Plan follows:

			Weighted
	Available		Average
	For	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2006	—	492,510	$8.40
Exercised	—	(33,861)	5.53

Outstanding at September 30, 2006	—	458,649	$8.61
For the options outstanding at September 30, 2006, the range of exercise prices was $4.39 to $15.38 per share with a weighted-average remaining contractual term of 4.7 years. At September 30, 2006, 458,649 options were exercisable at weighted average exercise price of $8.61 per share. There were no antidilutive options outstanding for the quarters ended September 30, 2006 and 2005, respectively. The intrinsic value of options exercised during the nine months ended September, 2006 was approximately $570,000 and the intrinsic value of options outstanding at September 30, 2006 was approximately $6,958,000.

During 2005, the Corporation initiated the 2005 Long-Term Incentive Plan. Under this plan, up to 330,750 shares may be granted to officers and employees of the Bank. This plan provides that stock awards may take the form of any combination of options, restricted shares, restricted share units or performance awards.

The administration of the plan, including the granting of awards and the nature of those awards is determined by the Corporation’s Compensation Committee. In October of 2005 and August of 2006, the Corporation’s Board of Directors approved grants of stock options and restricted stock. The awards have a term of ten years and typically vest fully three years from the grant date. In order for vesting to occur, the Corporation must meet certain performance criteria over the vesting period. The expected compensation cost of the 2005 plan is being calculated assuming the Corporation’s attainment of “target” performance goals over the vesting period of the options. The actual cost of these awards could range from zero to 150% of the currently recorded compensation cost, depending on the Corporation’s actual performance.

C.	Incentive Stock Plans (con’t)

Stock Options Granted — The incentive stock options were granted with exercise prices equal to market prices on the day of grant. A summary of options granted under the 2005 Incentive Plan is listed below:

		Weighted
		Average
	Options	Exercise
Grant Date	Outstanding	Price	Vesting Date
10/12/2005	16,631	$21.87	6/30/2008
8/29/2006	16,934	23.95	6/30/2009

	33,565	$22.92
There were 33,565 anti-dilutive stock options for the quarter ended September 30, 2006. There were no anti-dilutive stock options for the quarter ended September 30, 2005. The intrinsic value of the options outstanding at September 30, 2006 was approximately $32,000.

The following assumptions were used to determine weighted average fair value of the options granted on 8/29/06 as of the grant date:

2006
Risk-free interest rate	4.77%
Expected option life	6.5 years
Dividend yield	0.00%
Expected volatility of stock price	18.36%
During the nine months ended September 30, 2006, the Corporation recognized stock option compensation expense of $45,000. The stock options vest on June 30, 2008 and June 30, 2009. Compensation cost of $67,000, $87,000 and $44,000 is expected to be recognized during 2006, 2007 and 2008, respectively.

Restricted Stock Grants — Restricted stock totaling 12,231 shares and 11,656 shares were granted to officers on October 12, 2005 and August 29, 2006, respectively. The restricted stock vests on June 30, 2008 and June 30, 2009. Compensation cost of $101,000 and a tax benefit of $34,000 was recognized during the nine months ended September 30, 2006. Compensation cost of $150,000, $197,000 and $93,000 is expected to be recognized during 2006, 2007 and 2008, respectively.

C.	Incentive Stock Plans (con’t)

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

D.	Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation has not completed its evaluation of the impact of the adoption of FIN 48.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Corporation has not completed its evaluation of the impact of SAB 109.

E.	Acquisition

On September 14, 2006, the Corporation signed a definitive agreement to acquire Fidelity Financial Corporation of Michigan (“Fidelity”) for $70,500,000 in cash. The transaction is scheduled to close in January 2007, pending regulatory approval. As of June 30, 2006, Fidelity had total assets of $251,000,000, gross loans of $185,000,000 and total deposits of $217,000,000.

The acquisition will be accounted for using the purchase method of accounting which requires the purchase price to be allocated to the tangible and identified intangible assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. These purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment on an annual basis. Goodwill and other intangible assets will be tax deductible over 15 years. Goodwill and other intangible assets are expected to aggregate to approximately $42,000,000.

The acquisition of Fidelity will be funded primarily with the issuance of 2,700,000 shares of the Corporation’s common stock in a public offering during November 2006. The stock offering is expected to raise approximately $55,000,000. The remainder of the purchase price of Fidelity is expected to be funded with cash obtained through a reduction in federal funds sold.
ITEM 1A – RISK FACTORS
There have been no material changes to the risk factors applicable to the Corporation from those disclosed in its Annual report on Form 10-K for the year ended December 31, 2005.

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

Overview
The Corporation was formed in 1992 and the Bank was formed in 1993. Subsequently, the Bank has opened offices in several communities in Southeastern Michigan. The Corporation acquired the Bank of Washtenaw on October 29, 2004. The three branches, previously operated by the Bank of Washtenaw have been consolidated into the operations of the Bank. The Bank plans to open its ninth branch office during the first quarter of 2007 in Shelby Township, Michigan. The date opened, branch location and branch type of each branch is listed below:

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

While maintaining high asset quality and improving profitability, we have sustained substantial asset growth since we commenced operations. The expansion of our commercial banking department has been a primary element of our growth. We expect to continue our organic growth in the southeastern Michigan market by opening new branches and to explore additional acquisitions as they become available.
Our ability to grow organically and to take advantage of acquisition opportunities will be impacted by our profitability and our ability to raise capital in the public markets. During 2004, we raised $36.4 million in a public offering, which was used to support both the acquisition of the Bank of Washtenaw and our continued organic growth. During the fourth quarter of 2006, we expect to raise $55.1 million in a public offering, which will support the acquisition of Fidelity during the first quarter of 2007.
Our results of operations depend largely on our net interest income. Net interest income is the difference in interest income we earn on interest earning assets, which are comprised primarily of commercial real estate loans, and to a lesser extent commercial construction, commercial business, residential real estate and consumer loans, and the interest that we pay on our interest-bearing liabilities, which are primarily deposits and other borrowings. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.
The results of our operations may also be affected by local and general economic conditions. The economic base of our primary market area, southeastern Michigan continues to diversify away from the automotive sector. This trend should lessen the impact of future economic downturns in the automotive sector. Southeastern Michigan’s proximity to major highways and affordable housing has continued to spur economic growth in the area. Changes in the local economy may affect the demand for commercial real estate loans and related small to medium business related products. This could have a significant impact on how we deploy earning assets. The competitive environment among other financial institutions and financial service providers in southeastern Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for us and thus negatively impact net interest income.
We continue to see competitive deposit rates offered from local financial institutions, which could have the effect of increasing the cost of funds to a level higher than we project. We continue to utilize wholesale forms of funding through FHLB advances and brokered certificates of deposit to balance both interest rate risk and the overall cost of funds. Brokered and internet certificates of deposit are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for certificates of deposit products has intensified and we have found this type of wholesale funding to often effectively compete with the rates offered for similar term retail certificates of deposit products of local community and regional banks.

Net income during the first nine months of 2006 was affected by a compression in net interest margin compared with the same period last year. This was the result of competitive pricing pressure in both loans and deposit generation. Additionally, the continuation of a flat treasury yield curve has resulted in overall lower interest rate spreads than in other reporting periods.
On September 14, 2006, we signed a definitive agreement to acquire Fidelity, which is a bank holding company headquartered in Birmingham, Michigan, and which is the parent company of Fidelity Bank. Fidelity Bank is a commercial bank with seven offices in Oakland County, Michigan. Oakland County is one of the largest and most affluent counties in the United States. The transaction is expected to improve financial returns by utilizing existing operating capacity to improve efficiency. Annual cost savings are expected following the completion of the transaction and the complementary strengths of the two companies are expected to generate revenue opportunities. These enhancements are expected to further improve operating results and key financial ratios. These estimates are based on assumptions made during the due diligence process and may change prior to completion of the merger as a result of obtaining more detailed information while developing the integration plan.
The transaction with Fidelity is expected to have a significant impact on our financial position, results of operations and future cash flows. The full impact is not yet known, given the uncertainties around the timing of the consummation of the transaction, and the impact of potential operational and financial initiatives that have not yet been finalized. Unless otherwise noted, forward looking information regarding results of operations excludes the impact of the transaction.

Results of Operations
The Corporation reported net income of $1,565,000 and $5,567,000 for the three and nine month periods ended September 30, 2006, compared to net income of $2,079,000 and $5,256,000 for the three and nine month periods ended September 30, 2005, a decrease of $514,000 or 25% for the three month period and an increase of $311,000 or 6% for the nine month period. The decrease in net income during the three month period was primarily due to increases in the provision for loan losses and non-interest expenses and a decrease in net interest income. The increase in provision for loan losses is the result of increased loan demand during the period. The increase in non-interest expenses was primarily the result of increased salaries and employee benefits. The decrease in net interest income was primarily caused by the increased cost of deposits. The increase during the nine month period was primarily due to the improvement in net interest income and a write-down in the value of a security during the three months ended June 30, 2005 and partially offset by an increase in non-interest expense. The improvement in net interest income was primarily due to the increase in the commercial real estate loan and commercial real estate construction loan portfolios during the period. The increase in net interest income was partially offset by the increase in non interest expense during the period. The write-down of the security was the recognition of an other than temporary loss on a single issue of FHLMC preferred stock.
Net Interest Income
2006 Compared to 2005. As noted on the two charts on the following pages, net interest income for the three and nine month periods ended September 30, 2006 was $6,846,000 and $20,658,000 compared to $7,053,000 and $20,298,000 for the same periods ended September 30, 2005, a decrease of $207,000 or 3% for the three month period and an increase of $360,000 or 2% for the nine month period. The decrease during the three month period was caused primarily by the increased cost of deposits. This increase during the nine month period was caused primarily by the increased volume of interest earning assets and interest bearing liabilities but offset by the decrease in the net interest rate spread. The Corporation’s interest rate spread was 2.95% and 3.17% for the three and nine month periods ended September 30, 2006, compared to 3.65% and 3.67% for the same periods in 2005. The Corporation’s net interest margin was 3.65% and 3.84% for the three and nine month periods ended September 30, 2006 compared to 4.20% and 4.15% for the same periods in 2005. The decrease in interest rate spread and net interest margin was primarily due to the increased cost of deposits.
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

	Three months ended			Three months ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest-bearing deposits with banks	$491	$6	4.85%	$2,036	$16	3.12%
Federal funds sold	11,436	155	5.38%	7,013	60	3.39%
Investment securities, available for sale	17,307	204	4.68%	17,838	125	2.78%
Loans	715,783	13,505	7.49%	638,699	11,133	6.92%

Sub-total earning assets	745,017	13,870	7.39%	665,586	11,334	6.76%
Other assets	29,712			31,312

Total assets	$774,729			$696,898

Liabilities and stockholders’ equity
Interest bearing deposits	$578,425	$6,332	4.34%	$507,529	$3,730	2.92%
Other borrowings	48,621	692	5.65%	38,145	551	5.73%

Sub-total interest bearing liabilities	627,046	7,024	4.44%	545,674	4,281	3.11%
Non-interest bearing deposits	57,649			62,494
Other liabilities	2,486			2,413
Stockholders’ equity	87,548			80,712

Total liabilities and stockholders’ equity	$774,729			$696,898

Net interest income		$6,846			$7,053

Net interest rate spread			2.95%			3.65%

Net interest margin on earning assets			3.65%			4.20%

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$4,427	$152	4.59%	$4,506	$99	2.94%
Federal funds sold	9,929	376	5.06%	8,516	187	2.94%
Investment securities, available for sale	15,849	519	4.38%	20,123	425	2.82%
Loans	688,178	38,129	7.41%	621,286	31,153	6.70%

Sub-total earning assets	718,383	39,176	7.29%	654,431	31,864	6.51%
Other assets	30,508			32,759

Total assets	$748,891			$687,190

Liabilities and stockholders’ equity
Interest bearing deposits	$559,676	$16,783	4.01%	$501,985	$10,107	2.69%
Other borrowings	41,908	1,735	5.54%	41,643	1,459	4.68%

Sub-total interest bearing liabilities	601,584	18,518	4.12%	543,628	11,566	2.84%
Non-interest bearing deposits	58,152			63,052
Other liabilities	2,128			2,168
Stockholders’ equity	87,027			78,342

Total liabilities and stockholders’ equity	$748,891			$687,190

Net interest income		$20,658			$20,298

Net interest rate spread			3.17%			3.67%

Net interest margin on earning assets			3.84%			4.15%

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

	Three Months Ended				Nine Months Ended
	2006/2005				2006/2005
	Change in Interest Due to:				Change in Interest Due to:
	Average	Average	Net		Average	Average	Net
(In thousands)	Balance	Rate	Change		Balance	Rate	Change
Assets
Interest bearing deposits with banks	($19)	$9	($10)		$16	$37	$53
Federal funds sold	60	35	95		98	91	189
Investment securities, available for sale	(6)	85	79		(65)	159	94
Loans	1,462	910	2,372		4,789	2,187	6,976

Total earning assets	$1,497	$1,039	$2,536		$4,838	$2,474	$7,312

Liabilities
Interest bearing deposits	$791	$1,811	$2,602		$3,370	$3,306	$6,676
Other borrowings	149	(8)	141		99	177	276

Total interest bearing liabilities	$940	$1,803	$2,743		$3,469	$3,483	$6,952

Net interest income			($207)				$360

Net interest rate spread			(0.71%	)			(0.49%	)

Net interest margin on earning assets			(0.56%	)			(0.30%	)

Provision for Loan Losses
2006 Compared to 2005. The provision for loan losses was $470,000 and $782,000 for the three and nine month periods ended September 30, 2006, compared to $248,000 and $991,000 for the same periods in 2005, an increase of $222,000 or 90% for the three month period and a decrease of $209,000 or 21% for the nine month period. The provision for loan losses for the three and nine month periods ended September 30, 2006 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions. The increase in the provision for loan losses during the third quarter of 2006 was driven by loan growth of $45.0 million during that period compared to $9.3 million during the same period in 2005, partially offset by lower net charge-offs in 2006. The decrease in provision during 2006 was impacted by net recoveries during the nine months ended September 30, 2006 compared to net charge-offs during the same period in 2005.
Non-interest Income
2006 Compared to 2005. Non-interest income excluding the impairment charge in 2005 was $297,000 and $737,000 for the three and nine month periods ended September 30, 2006, compared to $305,000 and $412,000 for the same periods in 2005, an increase of $8,000 or 3% for three month period and $325,000 or 79% for the nine month period. The decrease during the three month period was primarily due to the decrease in the gain on the sale of loans during the period. The decrease in the gain on sale of loans was the result of decreased volume in residential lending activity during 2006. The decrease during the nine month period was primarily due to the decrease in the gain on the sale of real estate owned and the gain on the sale of loans during the period. The decrease in the gain on the sale of real estate owned was due to the sale of three properties for a loss of $103,000 during the nine months ended September 30, 2006, compared to the sale of three properties for a gain of $92,000 during the same period in 2005. The decrease in the gain on sale of loans was the result of decreased volume in residential lending activity during 2006.
During the second quarter of 2005, the Corporation recognized an other than temporary impairment charge of $696,000 on a single issue of FHLMC Preferred Stock. This security was sold during the third quarter of 2005.

Non-interest Expense
2006 Compared to 2005. Non-interest expense was $4,301,000 and $12,177,000 for the three and nine month periods ended September 30, 2006, compared to $3,961,000 and $11,758,000 for the same periods in 2005, an increase of $340,000 or 9% for the three month period and $419,000 or 4% for the nine month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $2,637,000 and $7,514,000 for the three month and nine month periods ended September 30, 2006, compared to $2,357,000 and $7,003,000 for the same periods in 2005, an increase of $280,000 or 12% for the three month period and $511,000 or 7% for the nine month period. The primary factor for the increase in salaries and benefits expense was the expansion of the commercial lending and retail banking departments. As of September 30, 2006, the number of full time equivalent employees was 156 compared to 147 as of September 30, 2005.
The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $602,000 and $1,827,000 for the three and nine month periods ended September 30, 2006, compared to $628,000 and $1,875,000 for the same periods in 2005, a decrease of $26,000 or 4% for the three month period and $48,000 or 3% for the nine month period.
Income Tax Provision
2006 Compared to 2005. Income tax expense was $807,000 and $2,869,000 for the three and nine month periods ended September 30, 2006, compared to $1,070,000 and $2,705,000 for the same periods in 2005, a decrease of $263,000 or 25% for the three month period and an increase of $164,000 or 6% for the nine month period. The change in income tax provision is directly related to changes in pre-tax income as the effective tax rate has remained stable at approximately 34% for all periods.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005
Assets. Total assets at September 30, 2006 were $787,799,000 compared to $706,497,000 at December 31, 2005, an increase of $81,302,000 or 12%. The increase was primarily due to the increase in loans during the period.
Federal Funds Sold. Total federal funds sold at September 30, 2006 were $9,093,000 compared to $2,268,000 at December 31, 2005, an increase of $6,825,000 or 301%. The increase was primarily due to additional funds received as a result of deposit gathering activities during the nine months ended September 30, 2006 and the redeployment of funds from the sale of securities, available for sale. These funds are invested into overnight investments until these funds can be deployed into loans.
Interest bearing deposits with banks. Total interest bearing deposits with banks at September 30, 2006 were $52,000 compared to $69,000 at December 31, 2005, a decrease of $17,000 or 25%. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2006 were $1,096,000 compared to $1,041,000 at December 31, 2005, an increase of $55,000 or 5%. This increase was a result of the increase in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at September 30, 2006 were $5,837,000 compared to $17,153,000 at December 31, 2005, a decrease of $11,316,000 or 66%. The increase was due to the sale of securities, available for sale during 2006.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized loss of $17,000. The unrealized loss is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was $1,290,000 at September 30, 2006 compared to $1,293,000 at December 31, 2005.

Loans. Total loans at September 30, 2006 were $741,030,000 compared to $657,037,000 at December 31, 2005, an increase of $83,993,000 or 13%. The increase was primarily due to the continued expansion of the commercial lending department during the past twelve months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	09/30/06	12/31/05	09/30/05
Consumer loans	$33,261	$35,041	$38,146
Commercial, financial, & other	127,024	110,805	128,996
Commercial real estate construction	133,201	118,358	97,924
Commercial real estate mortgages	402,008	345,536	334,660
Residential real estate mortgages	45,536	47,297	45,277

	741,030	657,037	645,003
Allowance for loan losses	(7,615)	(6,808)	(6,757)

	$733,415	$650,229	$638,246

The following is a summary of non-performing assets and problems loans (in thousands):

	09/30/06	12/31/05	09/30/05
Over 90 days past due and still accruing	$189	$189	$62
Non-accrual loans	4,602	984	944

Total non-performing loans	4,791	1,173	1,006

Real estate owned	52	661	661
Other repossessed assets	—	2	—

Other non-performing assets	52	663	661

Total non-performing assets	$4,843	$1,836	$1,667

Non-accrual loans at September 30, 2006 were $4,602,000. The increase in non-accrual loans during the nine months ended September 30, 2006 is primarily due to the downgrading of one construction loan and three commercial real estate loans with a balance of $3,757,000 to non-accrual status. An impairment analysis was completed on these loans resulting in a specific allocation of the allowance for loan losses to these loans of 688,000 at September 30, 2006. The distribution of non-accrual loans by loan type is as follows:

	Number of
	Loans	Balance
Consumer loans	2	$68
Commercial, financial, & other	1	300
Commercial real estate construction	1	945
Commercial real estate mortgages	6	3,062
Residential real estate mortgages	2	227

Total non-accrual loans	12	$4,602

Allowance for Loan Losses. The allowance for loan losses was $7,615,000 at September 30, 2006 compared to $6,808,000 at December 31, 2005, an increase of $807,000 or 12%. The increase resulted primarily from provisions and net recoveries recorded during the nine month period ended September 30, 2006. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
The following is an analysis of the allowance for loan losses (in thousands):

	Nine months ended	Year Ended	Nine months ended
	09/30/06	12/31/05	09/30/05
Balance, beginning of year	$6,808	$5,884	$5,884

Allowance on loans acquired	—	—	—

Charge-offs:
Consumer loans	—	112	105
Commercial, financial & other	40	169	122
Commercial real estate construction	—	—	—
Commercial real estate mortgages	36	86	86
Residential real estate mortgages	38	—	—
Recoveries:
Consumer loans	16	37	27
Commercial, financial & other	102	131	127
Commercial real estate construction	—	—	—
Commercial real estate mortgages	21	10	9
Residential real estate mortgages	—	32	32

Net charge-offs (recoveries)	(25)	157	118

Additions charged to operations	782	1,081	991

Balance, end of period	$7,615	$6,808	$6,757

Allowance to total loans	1.03%	1.04%	1.05%

Allowance to nonperforming assets	157.24%	370.81%	405.34%

Net charge-offs (recoveries) to average loans	0.00%	0.02%	0.02%

Premises and Equipment. Bank premises and equipment at September 30, 2006 were $14,173,000 compared to $13,792,000 at December 31, 2005, an increase of $381,000 or 3%. The increase in premises and equipment was primarily due to purchase of a building in Shelby Township, Michigan. This building will be renovated and opened as a full service branch office during the fourth quarter of 2006.
Real estate owned. Real estate owned at September 30, 2006 was $52,000 compared to $663,000 at December 31, 2005.
Goodwill and other intangible assets. Goodwill and other intangible assets were $7,576,000 at September 30, 2006 compared to $7,764,000 at December 31, 2005. The Bank has intangible assets for the estimated value of core deposit accounts and borrower relationships acquired in the acquisition of the Bank of Washtenaw. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The core deposit intangible was valued at $929,000 and is being amortized over a period of ten years. The borrower relationship intangible was valued to $1,620,000 and is being amortized over a period of 17 years. At September 30, 2006, the core deposit intangible and borrower relationship intangible amounted to $657,000 and $1,446,000, respectively.
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
Accrued Interest Receivable. Accrued interest receivable at September 30, 2006 was $2,868,000 compared to $2,586,000 at December 31, 2005, an increase of $282,000 or 11%. The increase was primarily due to the increase in the Bank’s loan portfolio.
Other Assets. Other assets at September 30, 2006 were $3,372,000 compared to $2,521,000 at December 31, 2005, an increase of $851,000 or 34%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at September 30, 2006 were $651,111,000 compared to $582,438,000 at December 31, 2005, an increase of $68,673,000 or 12%. The following is a summary of the distribution of deposits (in thousands):

	09/30/06	12/31/05	09/30/05
Non-interest bearing:
Demand	$54,292	$59,652	$60,222

Interest bearing:
Checking	$101,587	$13,413	$15,286
Money market	14,928	26,514	38,118
Savings	45,004	69,503	74,687
Time, under $100,000	128,834	151,038	140,639
Time, $100,000 and over	306,466	262,318	245,002

	596,819	522,786	513,732

Total deposits	$651,111	$582,438	$573,954

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

	09/30/06	12/31/05	09/30/05
Interest bearing checking	$1,008	$1,020	$1,380
Time, $100,000 and over	101,259	85,236	81,264

Total municipal deposits	$102,267	$86,256	$82,644

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $56,018,000, $45,100,000 and $35,640,000 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

Federal Funds Purchased. Federal funds purchased at September 30, 2006 were $10,200,000 compared to $0 at December 31, 2005. The Bank has several federal funds lines of credit with correspondent banks that are utilized as a short term source of funding.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at September 30, 2006 were $631,000 compared to $1,615,000 at December 31, 2005, a decrease of $984,000 or 61%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances at September 30, 2006 were $25,561,000 compared to $25,588,000 at December 31, 2005, a decrease of $27,000. The decrease was due to a scheduled repayment during the third quarter of 2006.
Accrued Interest Payable. Accrued interest payable at September 30, 2006 was $2,508,000 compared to $1,683,000 at December 31, 2005, an increase of $825,000 or 49%. The increase was primarily due to the increasing amount and cost of interest bearing deposits during the period.
Other Liabilities. Other liabilities at September 30, 2006 were $421,000 compared to $960,000 at December 31, 2005, a decrease of $539,000 or 56%. The decrease was primarily due to the decrease in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at September 30, 2006 and December 31, 2005. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $262,000 at September 30, 2006.

Capital
Stockholders’ equity at September 30, 2006 was $87,367,000 compared to $84,213,000 as of December 31, 2005, an increase of $3,154,000 or 4%. The increase in capital was primarily due net income during the period and partially offset by the repurchase of common stock under a stock repurchase plan.
The Corporation’s Board of Directors approved a stock repurchase plan that authorized the repurchase of up to 262,500 shares of the Corporation’s common stock on March 21, 2006. The Corporation repurchased 122,700 shares of its common stock at an average price of $22.96 during 2006 under this plan.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Total capital
(to risk weighted assets)
Consolidated	$97,418	12.69%	$61,438	8.00%	$76,797	10.00%
Bank	83,022	10.87%	61,085	8.00%	76,357	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	89,803	11.69%	30,719	4.00%	46,078	6.00%
Bank	75,407	9.88%	30,543	4.00%	45,814	6.00%
Tier 1 capital
(to average assets)
Consolidated	89,803	11.59%	30,686	4.00%	38,358	5.00%
Bank	75,407	10.02%	30,099	4.00%	37,624	5.00%

As of December 31, 2005
Total capital
(to risk weighted assets)
Consolidated	$93,281	13.29%	$56,147	8.00%	$70,184	10.00%
Bank	75,918	10.89%	55,756	8.00%	69,695	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	86,472	12.32%	28,073	4.00%	42,110	6.00%
Bank	69,109	9.92%	27,878	4.00%	41,817	6.00%
Tier 1 capital
(to average assets)
Consolidated	86,472	12.32%	28,074	4.00%	35,092	5.00%
Bank	69,109	10.09%	27,400	4.00%	34,250	5.00%
Based on the respective regulatory capital ratios at September 30, 2006 and December 31, 2005, the Corporation and Bank are considered well capitalized.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2006, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$9,093	$—	$—	$—	$9,093
Interest bearing deposits with banks	52	—	—	—	52
Mortgage loans held for sale	1,096	—	—	—	1,096
Securities available for sale	997	1,988	2,681	171	5,837
Federal Home Loan Bank stock	1,290	—	—	—	1,290
Total loans, net of non-accrual	262,005	45,415	392,715	36,292	736,427

Total earning assets	274,533	47,403	395,396	36,463	753,795

Interest bearing liabilities
Total interest bearing deposits	282,071	244,031	70,717	—	596,819
Federal Home Loan Bank advances	10,000	—	15,561	—	25,561
Federal funds purchased	10,200	—	—	—	10,200
Other borrowings	631	—	—	—	631
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	312,902	244,031	86,278	—	643,211

Net asset (liability) funding gap	(38,369)	(196,628)	309,118	36,463	$110,584

Cumulative net asset (liability) funding gap	($38,369)	($234,997)	$74,121	$110,584

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
The following tables provide information about the Bank’s contractual obligations and commitments at September 30, 2006 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Securities sold under agreements to repurchase	$631	$—	$—	$—	$631
Federal funds purchased	$10,200	—	—	—	10,200
Certificates of deposit	364,584	42,230	28,486	—	435,300
Long-term borrowings	10,000	15,561	—	—	25,561
Lease commitments	524	900	729	54	2,207
Subordinated debentures	—	—	—	10,000	10,000

Totals	$385,939	$58,691	$29,215	$10,054	$483,899

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Unused loan commitments	$93,106	$36,903	$1,722	$21,661	$153,392
Standby letters of credit	2,362	6,017	—	—	8,379

Totals	$95,468	$42,920	$1,722	$21,661	$161,771

Item 4. Controls and Procedures
Disclosure Controls and Procedures – As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2006.
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

Exhibit 31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Three Form 8-K Reports, dated July 18, 2006, September 14, 2006 and September 22, 2006 were filed during the quarter ended September 30, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dearborn Bancorp, Inc.
(Registrant)

/s/ John E. Demmer

John E. Demmer
Chairman

/s/ Michael J. Ross

Michael J. Ross
President and Chief Executive Officer

/s/ Jeffrey L. Karafa

Jeffrey L. Karafa
Treasurer and Chief Financial Officer
Date: November 8, 2006

Exhibit Index

Exhibits	Description of Exhibit
Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.