Form 10-K
period 2006-12-31
DEARBORN BANCORP INC /MI/
filed 2007-03-15
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-24478.
DEARBORN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3073622

(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

1360 Porter Street, Dearborn, MI	48124

(Address of principal executive office)	(Zip code)
(313) 565-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock	The Nasdaq Stock Market, LLC
Securities registered pursuant to section 12(g) of the Act:
None
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
Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, was approximately $123,826,482.
As of March 1, 2007, 8,893,581 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2006 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 13, 2007, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

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
     The executive offices of the Corporation and the Bank are located at 1360 Porter Street, Dearborn, Michigan 48124, telephone number (313) 565-5700. Currently, the website address is www.cbdear.com. Effective May 1, 2007, the website address will be www.fidbank.com. The investor relations page of the website can be directly accessed at www.dearbornbancorp.com.

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
     On January 4, 2007, the Corporation acquired Fidelity Financial Corporation of Michigan (Fidelity), a commercial bank with seven offices in Oakland County, Michigan. The acquisition will significantly expand the Bank’s presence in Oakland County, Michigan. Management believes that the acquisition will be beneficial to the Bank’s customers and the Corporation’s shareholders.
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
     The Bank offers a wide range of financial products and services. These include checking accounts, savings accounts, money market accounts, certificates of deposit, business checking, direct deposit, loan services (commercial, consumer, real estate mortgages), travelers’ checks, cashiers’ checks, wire transfers, safety deposit boxes, online banking, telephone banking, collection services, and night depository services. The Bank offers check imaging options including statements on CD ROM and online banking services to its customers.. The Bank does not have a trust department.
     On August 19, 1997, the Bank purchased a shell insurance agency and renamed the agency Community Bank Insurance Agency, Inc. Community Bank Insurance Agency’s primary functions are to act as the sales agent for the Corporation’s own insurance policies and to hold a minority interest in MBT Title Services, LLC, a title insurance company, which allows the Bank to offer title insurance to its customers.
     On May 1, 2001, the Bank formed Community Bank Mortgage, Inc., a mortgage company that originates, holds and sells commercial and residential mortgages.
     On March 26, 2002, the Bank formed Community Bank Audit Services, Inc., a company that provides internal audit and compliance consulting to other small community banks.

Business Strategy
     Grow Through Branch Expansion. Since commencing operations, our growth has mainly been accomplished internally. Our growth strategy is to create a commercial lending franchise concentrated in select communities. We expect to continue our historic pattern of expanding our footprint by adding offices in contiguous areas of our existing market and by filling gaps between our existing offices. Our planned opening of a new branch in Shelby Township, Michigan in the second quarter of 2007 is part of this strategy. We believe that the demographics and growth characteristics within the communities we serve should also provide significant opportunities for us to grow our loan and deposit relationships at our existing offices.
     Grow Through Selected Acquisitions. Another part of our growth strategy is to continue pursuing selected acquisitions. In 2004, we acquired the Bank of Washtenaw and have successfully completed its integration into our operations. We believe that we have the ability to integrate the operational and cultural aspects of other institutions given the acquisition experience of our management. We intend to focus on organizations that have already proven to be successful in their respective market areas, and where we believe integration risk to be low. Our acquisition of Fidelity on January 4, 2007 is consistent with this strategy.
     Emphasize Community Banking. We strive to maintain a strong commitment to community banking. Our goal is to attract small to medium-sized businesses, as well as individuals as customers who wish to conduct business with a local commercial bank that demonstrates an active interest in their business and personal affairs. We are becoming increasingly sophisticated in our ability to analyze our customer relationships, which increases our ability to recognize the opportunity to offer additional products and services that will expand each relationship. We believe our ability to deliver products and services in a highly personalized manner helps differentiate us from larger, regional banks operating in our market area.
     Hire Experienced, Local Bankers. Our strategy has revolved around the hiring of experienced, local banking professionals and relationship managers to run our offices, call on customers and originate loans and deposits. We encourage our employees to be active in community affairs and business, trade and service organizations. Our senior loan officers have an average of over 20 years of experience in the financial services industry and have operated in our market area through a wide range of economic cycles and lending market conditions. We believe that the recruitment of banking professionals with significant experience in, and knowledge of, our markets facilitates our growth and partially mitigates the credit risk associated with our rapidly growing loan portfolio.
     Capitalize on Consolidation in Our Market. Several of the financial institutions within our market area have either been acquired by, or merged with, larger or out-of-state financial institutions. These acquisitions have included: Royal Bank of Scotland Group, Plc’s acquisition of Charter One Financial, Inc., J.P. Morgan Chase & Co.’s acquisition of Bank One Corporation, ABN AMRO Holding N.V.’s acquisition of Michigan National Corporation, and Fifth Third Bancorp’s acquisition of Old Kent Financial Corporation. In some cases, when these consolidations occurred, the ensuing employee and customer disruptions created opportunities for us to attract experienced personnel and establish relationships with customers wishing to conduct business with a locally-managed institution with strong ties to the community. We have positioned ourselves to capitalize on business opportunities that may result from customer dislocation associated with these and future consolidations.
     Control Our Operating Costs. Our practice of employing fewer, but highly qualified and productive individuals at all levels of the organization is key to maintaining a decentralized management structure. These individuals are able to manage large loan portfolios, which increases interest income while controlling personnel costs. Additionally, to manage our growth in an efficient manner, we continue to enhance our operating procedures and in 2004 we opened an operations center in Allen Park, Michigan that consolidated many of our administrative and support functions. This facility houses our data processing, accounting, auditing, compliance and customer support activities.
     Focus on Commercial Real Estate Lending. While we offer a full range of consumer and commercial loan products, our primary lending focus will continue to be providing local businesses with loans secured by owner-occupied real estate. Typically, we seek commercial real estate lending relationships with customers borrowing from $500,000 to $4 million. Although our legal lending limit was approximately $13 million as of December 30, 2006, our Board of Directors has set our current in-house lending limit at $6 million. Our in-house limit accommodates the vast majority of lending opportunities we encounter. If local businesses have credit needs beyond the scope of our in-house lending capacity, we may participate out a portion of the credit with other financial institutions in order to accommodate our customers’ needs. As of December 31, 2006, commercial real estate loans comprised 72% of our loan portfolio.

Market Area
     Our current market area includes Wayne, Macomb, Washtenaw and Oakland Counties, which are all located in southeastern Michigan. We currently have offices in the following communities: Ann Arbor, Auburn Hills, Canton Township, Clinton Township, Dearborn, Dearborn Heights, Plymouth Township, Saline, and Southgate, Michigan. Our market area has a diverse economy based primarily on manufacturing, retail and service businesses and contains the headquarters for twenty-three Fortune 500 companies. According to 2000 U.S. Census Data, the populations of Wayne (excluding the City of Detroit), Macomb, Washtenaw and Oakland Counties totaled 3,414,967, while median household incomes for such counties were $50,848, $58,598, $59,069 and $69,794, respectively.
     Our market area represents a significant banking market in the State of Michigan. According to the FDIC, total deposits in Wayne (excluding the City of Detroit), Macomb, Washtenaw, and Oakland Counties, including those of banks and thrifts, were approximately $72.7 billion as of June 30, 2006, which accounted for approximately 47.7% of the total deposit market share in the State of Michigan and has increased approximately 43.9% from $50.5 billion in deposits as of June 30, 2000.
     Our acquisition of Fidelity on January 4, 2007 added seven offices in the Oakland County, Michigan communities of Birmingham, Bloomfield Township, Bingham Farms, and Southfield (4). Oakland County is one of the largest and most affluent counties in the United States. According to the most recent U.S. Census Data, out of 38 counties throughout the United States with a population over one million, Oakland County has the 4th highest per capita household income and is ranked 6th based on the percentage of its workforce employed in management, professional, and related occupations. In 2000, 45% of the workers in Oakland County were in management, professional, and related occupations, as compared to 32% and 34% for the State of Michigan and the United States, respectively. According to 2003 U.S. Census estimates, the median home value in Oakland County was $213,696, which is 57% and 53% above the median home values for the State of Michigan and United States, respectively. Additionally, based on 2005 U.S. Census estimates, Oakland County experienced the 4th largest population increase of any county in the State of Michigan from 2000 — 2005, and in 2005 was the 2nd largest county in the State of Michigan and the 31st largest county in the United States based on total population.
     Oakland County is a leading center of international commerce and foreign investment. According to the Oakland County Department of Planning and Economic Development, Oakland County exports over $10 billion in goods and services to 145 countries annually, and is ranked 9th among counties in the United States based on the number of manufacturing firms that export to foreign countries. Oakland County is also home to sixteen divisions, affiliates, or subsidiaries of the twenty largest foreign-owned companies operating in the Detroit metropolitan statistical area ranked by total company revenue.

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
     Community Club. At inception, the Bank established a “Community Club” which has become an important marketing tool to increase the Bank’s total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 2006, the Community Club had over 7,200 members who accounted for total deposits of $216.0 million, or 34% of the Bank’s total deposits.
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
     Business Financial Services. The Bank’s business marketing efforts are directed by senior management, including Michael J. Ross, Warren R. Musson, Stephen C. Tarczy and Jeffrey J. Wolber with Mr. Wolber assigned as sales manager, whose duties include administering and coordinating the business development efforts of the Bank. Subsequent to the acquisition of Fidelity on January 4, 2007, John A. Lindsey joined this group when he became Oakland Regional President.
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
     The loan policy specifies individual lending limits for certain officers up to a maximum of $25,000 for unsecured loans and $100,000 for secured loans. When certain officers have the approval of certain other officers, these limits may be increased to $100,000 for unsecured loans and $500,000 for secured loans. Loans of greater than $500,000 require the approval of our Loan Committee and loans greater than $1,000,000 require the approval of our Executive Loan Committee. Loans in excess of $6,000,000 up to the legal maximum authorized by law require the approval of our Board of Directors.
     The loan policy also limits the amount of funds that may be loaned against specified types of collateral including: listed securities — not greater than 80% loan to value; U.S. Government securities — not greater than 90% loan to value; and insured bank deposits — not greater than 100% loan to value. As to loans secured principally by real estate, the policy complies with the FIRREA Act of 1989 regarding appraisals of the property offered as collateral by licensed independent appraisers. The loan policy also provides general guidelines as to collateral, provides for environmental reviews, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank’s lending business.

Lending Practices
     Commercial Loans. Our commercial lending group originates commercial loans primarily in Wayne, Macomb, Oakland and Washtenaw Counties in southeastern Michigan. Commercial loans are originated by a group of lending officers with the assistance of Michael J. Ross and Warren R. Musson. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.
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
     We evaluate all aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of management, products, markets, cash flow, capital, income and collateral. The analysis includes a review of historical and projected financial results. Appraisals are obtained by licensed independent appraisers who are well known to us on transactions involving real estate and, in some cases, equipment.
     Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower’s operations. We attempt to minimize risk associated with these transactions by limiting our exposure to existing well-known customers and new customers with an established profitable history. Risk is further reduced by limiting the concentration of credit to any one borrower as well as the type of commercial real estate financed.
     Residential Real Estate Loans. Our subsidiary, Community Bank Mortgage, Inc. originates residential real estate loans in its market area according to secondary market underwriting standards. These loans provide borrowers with a fixed interest rate with terms up to thirty years. Loans are sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. Community Bank Mortgage, Inc. from time to time may elect to underwrite certain residential real estate loans to be held in its own loan portfolio. These loans are generally underwritten with the same standards that apply to the secondary market. The majority of the portfolio loans have a fixed rate of interest for the first five years, then the interest rate is indexed to the one-year treasury rate and adjusts annually.
     Consumer Loans. We originate consumer loans for a wide variety of personal financial requirements. Consumer loans include home equity lines of credit, and loans secured by new and used automobiles, boats, savings accounts as well as overdraft protection for checking account customers. We also purchase retail installment loans from a select list of automobile dealerships located primarily in our market.
     Consumer loans, except for home equity lines of credit, generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. While we do not utilize a formal credit scoring system, we believe our loans are underwritten carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability, and monthly income. These loans are generally repaid on a monthly repayment schedule with the source of repayment tied to the borrower’s periodic income. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We believe that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of the communities and customers that we serve.

     Allowance for Loan Losses. An allowance for loan losses is maintained at a level that we consider adequate to provide for losses in the loan portfolio. Allowances for loan losses are based upon our experience and estimates of the net realizable value of collateral in each loan portfolio. Our Board of Directors and senior management review the allowance quarterly. Our evaluation takes into consideration experience, the level of classified assets, non-performing loans, the current level of the allowance as it relates to the total loan portfolio, current economic conditions, recent regulatory examinations and other factors.
     In determining the allowance for loan losses, we consider three principal elements: (i) specific allocations based on probable losses identified during the review of the loan portfolio, (ii) allocations based principally on historical loan loss experience, and (iii) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and/or general terms of the loan portfolios.
     The first element reflects our estimate of probable losses based upon our systematic review of specific loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, and discounted collateral exposure.
     As further discussed below, we have developed a risk rating system that is applied to our commercial loan portfolio. Loans rated 5 or higher are deemed “classified”. Classified loans with a balance of $500,000 or greater are subject to specific review to determine whether they are impaired, as defined by FAS 114. Portions of our allowance are assigned to individual loans based on this analysis.
     Loans graded 4 or better and homogeneous mortgage and consumer loans are provided for in the allowance for loan losses computation by allocations based upon loan grade and type. These allocations include consideration of a variety of objective and subjective factors including our historical loss experience, delinquent status, the purpose and size of the loan, its collateral type, the current economic environment and other business factors and trends that we believe impact the ability of our borrowers to repay their obligations.
     Delinquent Loans, Non-performing Assets and Classified Assets. When a borrower fails to make a required payment on a loan, our Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly as a result of these collection efforts.
     When a borrower fails to make a timely payment, the borrower will receive a delinquency notice within 15 days of the due date. When the payment reaches 30 days past due, a second notice will be sent and a phone call will be made. In most cases, delinquencies are paid promptly. Generally, if a real estate loan becomes 90 days delinquent, the borrower and collateral will be assessed to determine whether foreclosure action is required. When deemed appropriate by management, a foreclosure action will be instituted or a deed in lieu of foreclosure will be pursued.
     Loans that are 90 days past due and are not well secured and in the process of collection will be placed on non-accrual status. Under-collateralized loans that are 90 days past due will be fully or partially charged-off. The amount charged-off will be charged against the loan loss allowance.
     Our Bank has developed a risk-rating system to quantify loan quality. The system assigns a risk rating from 1 to 9 for each loan. Classified loans are those with risk ratings of 5 or higher. Each loan rating is determined by analyzing the borrowers’ management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize our bank’s exposure. Losses or partial losses will be taken when they are recognized.

     Our Bank’s risk rating system is similar to that used by regulatory agencies. Problem assets are classified as “substandard” (risk rating 7), “doubtful” (risk rating 8) or “loss” (risk rating 9). “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain “special mention” (risk rating 6) and “watch credit” (risk rating 5) categories, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention.
     Generally, our Bank classifies as “substandard” all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.
     The aggregate amounts of our Bank’s classified assets at December 31, 2006, and December 31, 2005 were as follows (dollars in thousands):

		December 31,	December 31,
	Rating	2006	2005
Watch credit	5	$23,042	$9,666
Special mention	6	17,558	2,140
Substandard	7	13,715	2,805
Doubtful	8	—	25
Loss	9	—	—

Total classified assets		$54,315	$14,636

     Classified assets increased $39.7 million during the year ended December 31, 2006. The economic slowdown in our market area has resulted in an increase in the number and dollar amount of classified loans. We analyze loans graded 5 or higher individually for impairment. Many of these loans are performing and well collateralized but exhibit characteristics that make downgrading the loan appropriate. At December 31, 2006, classified assets had an allocated allowance of $1.8 million.
     The increase in delinquent accruing loans during the year ended December 31, 2006 is primarily due to the worsening payment status of one commercial real estate construction loan, one commercial real estate mortgage loan and two commercial loans with a balance of $3,732,000. The increase in non-accrual loans during the year ended December 31, 2006 is primarily due to the downgrading of one commercial real estate construction and eight commercial real estate mortgage loans with a balance of $4,843,000 to non-accrual status. An impairment analysis was completed on these loans resulting in a specific allocation of the allowance for loan losses to these loans of $688,000 at December 31, 2006. We continue to work to collect these loans as they are all secured by real estate which we believe will have significant value, even in liquidation.
     The following table reflects the amount of loans in delinquent status as of December 31, 2006 and 2005 (dollars in thousands):

	December 31,	December 31,
	2006	2005
Loans delinquent
30 to 89 days	$3,704	$1,294
90 or more days	2,101	189
Non-accruing	5,560	984

Total delinquent loans	$11,365	$2,467

Ratio of total delinquent loans to total loans	1.50%	0.38%

Deposits and Other Services
     Deposits. We offer a broad range of deposit services, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Transaction accounts and certificates of deposit are tailored to our primary market area at rates competitive with those offered in our area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. We solicit deposit accounts from individuals, businesses, associations, financial institutions and government entities.
     Other Services. We offer a courier service for the deposit convenience of our business customers. We also offer a voice response, automated telephone banking service, available 24 hours a day and check imaging options including statements on CD ROM.
Investments
     Our principal investments are our investment in the common stock of our Bank and the common securities of the trust. Our funds may be invested from time to time in various debt instruments, including obligations of or guaranteed by the United States, general obligations of a state or political subdivision or an agency of a state or political subdivision, banker’s acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. We are permitted to make unlimited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities, including real estate-related activities such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by our Bank or acquired for its future use. However, we have no present plans to make any of these equity investments. Our Board of Directors may alter our investment policy at any time without stockholder approval.
     Our Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our Bank is prohibited from investing in equity securities. Under one exception, in certain circumstances and with the prior approval of the FDIC, our Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our Bank has no present plans to make such an investment. Real estate acquired by our Bank in satisfaction of or foreclosure upon loans may be held by our Bank. Our Bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our Bank’s Board of Directors may alter the investment policy without stockholder approval at any time.
Employees
     As of December 31, 2006, the Bank had 161 employees, including 53 officers and 108 customer service, operations and other support persons. Management believes that the Bank’s relations with its employees are excellent.
     Subsequent to the acquisition of Fidelity on January 4, 2007, the Bank employed 67 former Fidelity employees, including 14 officers and 53 customer service, operations and other support persons.
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
     A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Annual Report to Stockholders and is incorporated herein by reference.

Executive Officers of the Corporation and Bank
Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.
John E. Demmer, 83
Chairman of the Board, Dearborn Bancorp, Inc. and Community Bank of Dearborn
Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc since 1999.
Michael J. Ross, 56
President and Chief Executive Officer, Dearborn Bancorp, Inc.
President and Chief Executive Officer, Community Bank of Dearborn
President and Chief Executive Officer of the Corporation since 2003. President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.
Jeffrey L. Karafa, 42
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
Warren R. Musson, 50
Senior Vice President, Head of Lending, Community Bank of Dearborn
Senior Vice President of the Bank since 2000. Vice President of the Bank during 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.
Stephen C. Tarczy, 57
Northeast Regional President, Community Bank of Dearborn
Northeast Regional President of the Bank since 2001. President and CEO of Macomb Community Bank from 1995 to 2001.
Jeffrey J. Wolber, 51
Senior Vice President, Head of Retail, Community Bank of Dearborn
Senior Vice President of the Bank since 2000. Vice President of the Bank from 1994 to 1999.
Subsequent to the acquisition of Fidelity on January 4, 2007, John A. Lindsey was appointed Oakland Regional President, an executive officer of the Bank. Previously, Mr. Lindsey was President and Chief Executive Officer of Fidelity from 1995 to 2006.

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
We may experience greater than expected difficulties in integrating Fidelity into our operations resulting in our inability to realize the expected benefits and cost savings from the acquisition.
     The acquisition of Fidelity will involve the integration of two financial institutions that have previously operated independently of one another. Management expects to realize cost savings together with other financial and operating benefits from the acquisition of Fidelity, but there can be no assurance as to when, or the extent to which, if at all, the Corporation will be able to realize these benefits. The Corporation may experience greater than expected difficulties in integrating Fidelity’s business, which could have an adverse effect on our ability to realize the expected benefits of the acquisition.
     There are many things that could go wrong and adversely affect the business and profitability of the combined financial institution. We cannot predict the full range of post-acquisition problems that may occur. Some possible difficulties include:
•	the integration of the business of the Corporation and Fidelity takes longer, or is more difficult, time-consuming or costly than expected;

•	the expected growth opportunities and cost savings from the transaction are not fully realized or take longer to realize than expected;

•	economic conditions deteriorate in southeastern Michigan, the primary market of both the Corporation and Fidelity; or

•	operating costs, customer losses, and business disruption following the acquisition, including adverse effects on relationships with employees, are greater than expected.
     Because Fidelity is a private company, it is not subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended, or the internal control structure and procedures for financial reporting, including those required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to integrate Fidelity’s internal controls with our own before the end of 2007, we may have to exclude Fidelity from our assessment of our internal control over financial reporting, and that, in turn, could cause investors to lose confidence in our reported financial information and could adversely effect our stock price.
Adverse economic conditions in the automobile manufacturing and related service industries may impact our banking business.
     The automobile manufacturing industry has experienced significant economic difficulties over the past five years, which, in turn, has adversely impacted a number of related industries that serve the automobile manufacturing industry, including automobile parts suppliers. Recently, Delphi Corporation and Collins & Aikman Corporation, two automobile suppliers located in our banking market, declared bankruptcy, and a number of other companies serving the automobile industry and located in our banking market are facing ongoing economic pressures. We cannot assure you that the economic conditions in the automobile manufacturing and related service industries will improve at any time in the foreseeable future or that adverse economic conditions in these industries will not impact our Bank.

Adverse changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.
     The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values and the related declines in value of our real estate collateral, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all our loans are to businesses and individuals in southeastern Michigan, and any decline in the economy of this area could adversely affect our customers’ ability to repay such loans and our ability to make new loans to credit worthy borrowers. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities will be such that they will be affected differently by a given change in interest rates.
Our credit losses could increase and our allowance for loan losses may not be adequate to cover actual loan losses resulting in a decrease in our net income and earnings per share and a possible decline in our stock price.
     The risk of non-payment of loans is inherent in all lending activities, and non-payment, if it occurs, may have a materially adverse effect on our earnings and overall financial condition as well as the value of our common stock. Our focus on commercial lending may result in an increased concentration of loans to small businesses. As a result, we may assume greater lending risks than other banks. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for losses based on several factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. While we have not experienced any significant charge-offs or had large numbers of non-performing loans, due to the significant increase in loans originated since we began operations we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature. The actual amount of future provisions for loan losses cannot be determined at this time and may exceed the amount of past provisions. Additions to our allowance for loan losses decrease our net income and earnings per share and may have an adverse effect on our stock price.
Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
     Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At December 31, 2006, commercial real estate loans totaled $546 million, or 72% of our total loan portfolio. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our growth and expansion may be limited by many factors.
     We have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk and interest rate levels without commensurate increases in non-interest expenses. There can be no assurance that we will be successful in continuing our growth strategy due to delays and other impediments resulting from regulatory oversight, limited availability of qualified personnel, or unavailability of branch sites. The time and costs of evaluating new markets, hiring experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion may negatively affect our business. In addition, the success of our growth strategy will depend on maintaining sufficient regulatory capital levels and on adequate economic conditions in our market area.

     In addition to the acquisition of Fidelity, we continually seek to acquire other financial institutions or parts of those institutions. Acquisitions and mergers involve a number of risks, including:
•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners may negatively affect our business;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	we may not be able to finance an acquisition without diluting our existing stockholders;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience;

•	we may introduce new products and services into our business with which we have no prior experience; and

•	we may incur an impairment of goodwill associated with an acquisition and experience adverse short-term effects on our results of operations.
     In addition, no assurance can be given that we will be able to integrate our operations after an acquisition without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of our respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Successful integration of our operations with another entity’s will depend primarily on our ability to consolidate operations, systems and procedures, to establish appropriate internal controls, and to eliminate redundancies and costs. If we have difficulties with the integration, we might not achieve the economic benefits we expect to result from any particular acquisition or merger. In addition, we may experience greater than expected costs or difficulties relating to such integration.
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
     We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer other services which we do not, including trust services, brokerage, mutual funds and international banking services. The primary competitors in our market area are JPMorganChase, Charter One Bank, N.A., Comerica Incorporated, Fifth Third Bancorp, National City Corporation and LaSalle Bank Midwest National Association. Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.
Growth and stockholder returns may be adversely affected if sources of capital are not available to help us meet them.
     Since inception, we have sought to maximize stockholder returns by leveraging our capital. While we believe that earnings from our operations will enable us to continue to grow for the next two to three years, if earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital through borrowing, additional issuances of debt or equity securities, or otherwise. If we do not have continued access to sufficient capital, we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances our net income and the rate of growth of our net income may be adversely affected.
We are subject to significant government regulation, and any regulatory changes may adversely affect us.
     The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or stockholders. As a bank holding company, we are also subject to extensive regulation by the Federal Reserve Board, in addition to other regulatory and self- regulatory organizations. Our ability to establish new facilities or make acquisitions is conditioned upon the receipt of the required regulatory approvals from these organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.
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

Our Articles of Incorporation and Bylaws and the laws of Michigan contain provisions that may discourage or prevent a takeover of the Corporation and reduce any takeover premium.
     Our Articles of Incorporation and Bylaws, and the corporate laws of the State of Michigan, include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in our and our stockholders’ best interest. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current market price for our common stock. These provisions could also prevent transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices, and may limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.
     The Michigan Business Corporation Act contains provisions intended to protect stockholders and prohibit or discourage various types of hostile takeover activities. In addition to these provisions and the provisions of our Articles of Incorporation and Bylaws, federal law requires the Federal Reserve Board’s approval prior to acquiring “control” of a bank holding company. All of these provisions may delay or prevent a change in control without action by our stockholders, and could adversely affect the price of our common stock.
There is a limited trading market for our common stock.
     The price at which our common stock is offered in this offering may be greater than the market price for our common stock following the offering. The price of our common stock has been, and will continue to be, subject to fluctuations based on, among other things, economic and market conditions for bank holding companies and the stock market in general, as well as changes in investor perceptions of the company. This issuance of new shares of our common stock also may adversely affect the market for our common stock.
     Our common stock is traded on the Nasdaq Global Market under the symbol “DEAR”. The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue, or that our stockholders will be able to sell their shares at or above the offering price.
The number of shares owned by our directors and executive officers could make it more difficult to obtain approval for some matters submitted to stockholder vote, including mergers and acquisitions.
     As of March 1, 2007, our directors and executive officers and their affiliates own approximately 18% of the outstanding common stock
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2006 fiscal year and that remain unresolved.

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
     The following properties of the Bank were added as a result of the acquisition of Fidelity on January 4, 2007:
     The Bank’s Birmingham, Michigan branch office and regional lending center is located in a 12,616 square foot two story building at 1040 E. Maple and is owned by the Bank.
     The Bank’s Bloomfield Township, Michigan branch office is located at 3681 W. Maple. The Bank leases this 4,320 square foot single story office building.
     The Bank’s Bingham Farms, Michigan branch office is located at 30700 Telegraph Road. The Bank leases 1,106 square feet in the Bingham Office Center Complex.

     The Bank’s Southfield/Twelve Mile branch office is located at 20000 Twelve Mile Road in Southfield, Michigan and is owned by the Bank.
     The Bank’s Travelers Tower branch office is located at 26555 Evergreen Road in Southfield, Michigan. The Bank currently leases 1,129 square feet in the Travelers Tower Office Building.
     The Bank’s Galleria branch office is located at 200 Galleria in Southfield, Michigan. The Bank currently leases 1,120 square feet in the Galleria Officenter.
     The Bank’s North Park Plaza branch office is located at 17117 W. Nine Mile Road in Southfield, Michigan. The Bank currently leases 1,321 square feet in the North Park Plaza Office Building.
     The Bank’s Troy Operations center is located in 9,900 square foot office building at 2681 Industrial Row in Troy, Michigan and is owned by the Bank.
Item 3. Legal Proceedings
     From time to time, the Corporation and its subsidiaries are parties to legal proceedings incidental to their business. At December 31, 2006, there were no legal proceedings which management anticipates would have a material adverse effect on the results of operations or financial position of the Corporation.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters
     The information required by this item appears in the Corporation’s 2006 Annual Report to Stockholders under the caption “Quarterly Common Stock Price Information” and “ Cumulative Stock Performance Graph” and is incorporated by reference herein. The Corporation approved 5% stock dividends on May 17, 2006 and November 24, 2006 to all shareholders of record as of June 2, 2006 and December 8, 2006, respectively.
     At March 1, 2007, there were 370 record holders of the common stock. In addition, it is estimated that there were approximately 2,900 beneficial owners of common stock who own their shares through brokers or banks.
Item 6. Selected Financial Data
     The information required by this item appears in the Corporation’s 2006 Annual Report to Stockholders under the caption “Summary of Selected Financial Data” and is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item appears in the Corporation’s 2006 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     The information required by this item appears in the Corporation’s 2006 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 8. Financial Statements and Supplementary Data
     The financial statements included in the Corporation’s 2006 Annual Report to Stockholders are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no changes in or disagreements with accountants on accounting and financial disclosure.
Item9A. Controls and Procedures
     As of December 31, 2006, an evaluation was performed under the supervision of and with the participation of the Corporation’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2006. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.
     The Report by Dearborn Bancorp, Inc. and Subsidiary on Internal Controls over Financial Reporting in the Corporation’s 2006 Annual Report to Stockholders is incorporated by reference herein.
Item 9B. Other Information
There was no other information to disclose.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information set forth under the caption “Information about Directors and Nominees for Directors” in the definitive Proxy Statement of the Corporation dated April 13, 2007 is incorporated by reference herein.
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
Item 11. Executive Compensation
     The information set forth under the caption “Executive Compensation” and “Officer Agreements” in the definitive Proxy Statement of the Corporation dated April 13, 2007 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information set forth under the captions “Security Ownership” in the definitive Proxy Statement of the Corporation dated April 13, 2007 is incorporated by reference herein.
     The following table summarizes information, as of December 31, 2006, relating to the Corporation’s compensation plans under which its equity securities are authorized for issuance.

Number of securities
	Number of Securities to	Weighted average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
	warrants and rights	warrants and rights	plans
Plan Category	( a )	( b )	( c )
Equity Compensation Plans approved by security holders (1)	528,243	$8.69	287,428

Equity Compensation Plans not approved by security holders	—	—	—

Total	528,243	$8.69	287,428

(1)	Column ( a ) includes 468,423 shares from the 1994 Stock Option Plan and 59,820 shares from the 2005 Long-Term Incentive Plan. Shares in column ( c ) represent the shares that are available for grant under the 2005 Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions
     The information set forth under the caption “Related Transactions” in the definitive Proxy Statement of the Corporation dated April 13, 2007 is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
     The information presented under the caption “Fees Paid to Independent Public Accountants” in the definitive Proxy Statement of the Corporation dated April 13, 2007 is incorporated by reference herein.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a)(1) Financial Statements
The following financial statements of the Corporation appear in the Corporation’s 2005 Annual Report to Stockholders and are incorporated by reference in item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
     (2) Financial Statement Schedules
No schedules are required under this item.
(3) Exhibits
The Exhibit numbers in brackets being those in such Registration Statements, Form 10-K or Form 10-Q Reports.

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2006 Annual Report to Stockholders.

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X)A compensatory plan required to be filed as an exhibit.
     (b) Reports on Form 8-K
          The Corporation filed four reports on Form 8-K during the quarter ended December 31, 2006.
     Form 8-K dated October 17, 2006, filing a press release announcing Dearborn Bancorp, Inc.’s 2006 third quarter earnings.
     Form 8-K dated November 7, 2006, filing a press release announcing the pricing and sale of the Corporation’s common stock.
     Form 8-K dated November 10, 2006, filing a press release announcing the completion of the sale of the Corporation’s common stock.
     Form 8-K dated November 24, 2006, filing a press release announcing Dearborn Bancorp, Inc.’s declaration of a stock dividend.

Form 10-K Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2007.

Dearborn Bancorp, Inc.
By:	/s / John E. Demmer
(John E. Demmer, Chairman of the Board and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2007.

/s / Michael J. Ross (Michael J. Ross)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s / Jeffrey L. Karafa (Jeffrey L. Karafa)	Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s / Margaret I. Campbell (Margaret I. Campbell)	Director	/s/ William J. Demmer (William J. Demmer)	Director

/s / Michael V. Dorian, Jr. (Michael V. Dorian, Jr.)	Director	/s / Bradley F. Keller (Bradley F. Keller)	Director

/s / David Himick (David Himick)	Director	/s / Jeffrey G. Longstreth (Jeffrey G. Longstreth)	Director

/s / Donald G. Karcher (Donald G. Karcher)	Director	Dr. Robert C. Schwyn (Dr. Robert C. Schwyn)	Director

		/s / Ronnie J. Story (Ronnie J. Story)	Director

Exhibit Index

Exhibit No.	Description
(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2006 Annual Report to Stockholders.

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X) A compensatory plan required to be filed as an exhibit.