Form 10-Q
period 2007-03-31
DEARBORN BANCORP INC /MI/
filed 2007-05-10
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2007.
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
Yes ☑ No ☐
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of April 30, 2007.

Class	Shares Outstanding

Common Stock	8,653,578
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in rule 12b-2 of the 1934 Securities and Exchange Act).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑

DEARBORN BANCORP, INC.
INDEX

Page
Part I. Financial Information:
Item 1. Financial Statements
The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:
Report of Independent Registered Public Accounting Firm	3
Consolidated Balance Sheets – March 31, 2007, December 31, 2006 and March 31, 2006	4
Consolidated Statements of Income — For the Three Months Ended March 31, 2007 and 2006	5
Consolidated Statements of Comprehensive Income — For the Three Months Ended March 31, 2007 and 2006	6
Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2007 and 2006	7
Notes to Consolidated Financial Statements	9-16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	17-32
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33-35
Item 4. Controls and Procedures	36
Part II. Other Information:
Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:
Item 6. Exhibits and Reports on Form 8-K	37
Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders Item 5 Other Information
SIGNATURES	38
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. as of March 31, 2007 and the related consolidated statements of income and comprehensive income and consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
/s/ Crowe Chizek and Company LLC
Grand Rapids, Michigan
May 9, 2007

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	03/31/07	12/31/06	03/31/06
ASSETS
Cash and cash equivalents
Cash and due from banks	$15,720	$5,824	$12,966
Federal funds sold	8,956	64,198	11,113
Interest bearing deposits with banks	59	8	23,991

Total cash and cash equivalents	24,735	70,030	48,070

Mortgage loans held for sale	582	1,823	545
Securities, available for sale	10,554	5,878	11,443
Federal Home Loan Bank stock	1,927	1,288	1,293
Loans Loans	938,510	756,420	676,233
Allowance for loan loss	(9,647)	(7,775)	(6,965)

Net loans	928,863	748,645	669,268
Premises and equipment, net	23,376	14,293	13,663
Real estate owned	3,157	52	177
Goodwill	32,133	5,473	5,473
Other intangible assets	14,033	2,041	2,229
Accrued interest receivable	4,019	3,337	2,455
Other assets	2,500	3,071	2,543

Total assets	$1,045,879	$855,931	$757,159

LIABILITIES
Deposits
Non-interest bearing deposits	$99,923	$53,065	$60,689
Interest bearing deposits	748,113	580,151	571,548

Total deposits	848,036	633,216	632,237

Other liabilities
Federal funds purchased	—	37,300	—
Securities sold under agreements to repurchase	355	619	457
Federal Home Loan Bank advances	37,241	25,561	25,588
Other liabilities	650	516	350
Accrued interest payable	4,627	3,734	2,158
Subordinated debentures	10,000	10,000	10,000

Total liabilities	900,909	710,946	670,790

STOCKHOLDERS’ EQUITY
Common stock - 10,000,000 shares authorized, 8,876,368 shares at 03/31/07, 8,975,085 shares at 12/31/06; and 5,991,662 shares at 03/31/06	143,263	144,907	83,887
Retained earnings	1,702	84	2,519
Accumulated other comprehensive income (loss)	5	(6)	(37)

Total stockholders’ equity	144,970	144,985	86,369

Total liabilities and stockholders’ equity	$1,045,879	$855,931	$757,159

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except share and per share data)	03/31/07	03/31/06
Interest income
Interest on loans	$17,125	$11,946
Interest on securities, available for sale	178	163
Interest on federal funds	168	68
Interest on deposits with banks	—	67

Total interest income	17,471	12,244

Interest expense
Interest on deposits	7,778	4,873
Interest on other borrowings	804	320
Interest on subordinated debentures	240	195

Total interest expense	8,822	5,388

Net interest income	8,649	6,856
Provision for loan losses	617	157

Net interest income after provision for loan losses	8,032	6,699

Non-interest income
Service charges on deposit accounts	318	157
Fees for other services to customers	54	13
Gain on the sale of loans	54	42
Gain on the sale of other real estate owned	—	(54)
Other income	19	11

Total non-interest income	445	169

Non-interest expenses
Salaries and employee benefits	3,552	2,432
Occupancy and equipment expense	958	630
Intangible expense	336	62
Advertising and marketing	77	88
Stationery and supplies	124	72
Professional services	264	183
Data processing	124	125
Other operating expenses	552	327

Total non-interest expenses	5,987	3,919

Income before income tax provision	2,490	2,949
Income tax provision	872	1,003

Net income	$1,618	$1,946

Per share data:
Net income — basic	$0.18	$0.33
Net income — diluted	$0.18	$0.31

Weighted average number of shares outstanding — basic	8,898,058	5,982,377
Weighted average number of shares outstanding — diluted	9,159,855	6,303,882
The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended	Three Months Ended
(In thousands)	03/31/07	03/31/06
Net income	$1,618	$1,946
Other comprehensive income , net of tax
Unrealized gains on securities
Unrealized holding gains arising during period	15	11
Less: reclassification adjustment for gains included in net income	—	—
Tax effects	(4)	(4)

Other comprehensive income	11	7

Comprehensive income	$1,629	$1,953

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	3/31/2007	3/31/2006
Cash flows from operating activities
Interest and fees received	$16,789	$12,375
Interest paid	(7,929)	(4,913)
Proceeds from sale of mortgages held for sale	6,991	5,299
Origination of mortgages held for sale	(5,666)	(4,722)
Taxes paid	(100)	(600)
Loss on sale of real estate owned	—	(54)
Cash paid to suppliers and employees	(8,194)	(4,007)

Net cash provided by operating activities	1,891	3,378

Cash flows from investing activities
Proceeds from the sale of securities available for sale	18,007	—
Proceeds from calls, maturities and repayments of Of securities available for sale	108	5,735
Purchases of securities available for sale	(22,741)	—
Purchase of Federal Home Loan Bank stock	(639)	—
Increase in loans, net of payments received	(2,986)	(19,196)
Purchases of property and equipment	(4,708)	(108)
Net cash paid in Fidelity acquisition	(32,134)	—

Net cash used in investing activities	(45,093)	(13,569)

Cash flows from financing activities
Net increase in non-interest bearing deposits	850	1,045
Net increase in interest bearing deposits	26,423	48,754
Increase (decrease) in other borrowings	(264)	(1,158)
Decrease in federal funds payable	(37,300)	—
Proceeds from Federal Home Loan Bank advances	9,913	—
Purchase of common stock	(1,929)	—
Exercise of stock options	31	125
Tax benefit of stock options exercised	183	40

Net cash provided by (used in) financing activities	(2,093)	48,806

Increase (decrease) in cash and cash equivalents	(45,295)	38,615
Cash and cash equivalents at the beginning of the period	70,030	9,455

Cash and cash equivalents at the end of the period	$24,735	$48,070

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended
(In thousands)	3/31/2007	3/31/2006
Reconciliation of net income to net cash provided by operating activities
Net income	$1,618	$1,946
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	617	157
Depreciation and amortization expense	337	237
Restricted stock award expense	49	26
Stock option expense	22	12
Accretion of discount on investment securities	(35)	(21)
Amortization of premium on investment securities	—	7
Amortization of intangible assets	336	62
Decrease in mortgages held for sale	1,241	496
Decrease in interest receivable	562	131
Increase in interest payable	556	475
(Increase) decrease in other assets	(1,589)	460
Decrease in other liabilities	(1,823)	(610)

Net cash provided by operating activities	$1,891	$3,378

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$2,525	$39
Noncash investing activities:
Fidelity Bank acquisition:
Loans acquired	178,052	—
Bank premises and equipment	9,214	—
Acquisition intangibles recorded	34,195	—
Other assets acquired	2,194	—
Deposits assumed	(187,459)	—
Borrowings assumed	(1,767)	—
Other liabilities assumed	(2,295)	—

	$32,134	—

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

The consolidated financial statements of the Corporation as of March 31, 2007 and 2006, and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements as of March 31, 2007 and 2006, and for the three months ended March 31, 2007 and 2006 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2006 Annual Report to Stockholders on Form 10-K.

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

A.	Accounting and Reporting Policies (con’t)

Income Per Share

Basic income per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares issuable under stock options. Income per share is restated for all stock splits and dividends through the date of issue of the financial statements.

Stock options for 35,244 and 17,463 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2007 and 2006, respectively, because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

Effect of Newly Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), was adopted as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more than likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Corporation’s consolidated financial statements. The Corporation is no longer subject to examination by federal taxing authorities for years before 2003.

Effect of Newly Issued but not yet Effective Accounting Standards

In February 2006, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). Adoption of SFAS 159 is required for January 1, 2008. Early adoption was allowed, effective to January 1, 2007, if that election was made by April 30, 2007. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The Corporation did not elect early adoption of SFAS 159 and has not yet determined which, if any, assets or liabilities may be reported using the fair value accounting method. As such, the Company has not yet determined the impact that the adoption of this statement may have on the Company’s consolidated financial statements.

B.	Securities Available For Sale

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$9,408	$1	($7)	$9,402
Municipal bonds	759	10	—	769
Mortgage backed securities	380	3	—	383

Totals	$10,547	$14	($7)	$10,554

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$4,982	$—	($14)	$4,968
Municipal bonds	497	4	—	501
Mortgage backed securities	407	2	—	409

Totals	$5,886	$6	($14)	$5,878

The amortized cost and fair value of securities available for sale at March 31, 2007 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in less than three months	$2,248	$2,248
Due in three months through one year	7,160	7,154
Due in one year through five years	759	769
Mortgage backed securities	380	383

Totals	$10,547	$10,554

B.	Securities Available For Sale (con’t)

The entire portfolio has a net unrealized gain of $7,000 at March 31, 2007. Securities with unrealized losses at March 31, 2007, aggregated by investment category and the length of time that the securities have been in a continuous loss position, are as follows (in thousands):

Investment category	Fair Value	Unrealized Loss
US treasury securities	$4,230	$7

Total temporarily impaired	$4,230	$7

Length of time in a continuous loss position	Fair Value	Unrealized Loss
Less than one year	$2,237	$6
One to three years	1,993	1

Total temporarily impaired	$4,230	$7

Unrealized losses on securities, available for sale at March 31, 2007 have not been recognized because these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is believed to be largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date.

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

A summary of the option activity in the 1994 Plan follows:

			Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2007	—	468,423	$8.16
Exercised	—	(7,096)	4.59

Outstanding at March 31, 2007	—	461,327	$8.22
For the options outstanding at March 31, 2007, the range of exercise prices was $4.18 to $14.65 per share with a weighted-average remaining contractual term of 4.2 years. At March 31, 2007, 461,327 options were exercisable at weighted average exercise price of $8.22 per share. The intrinsic value of options exercised during the quarter was approximately $115,000 and the intrinsic value of options outstanding at March 31, 2007 was approximately $4,277,000.

During 2005, the Corporation initiated the 2005 Long-Term Incentive Plan. Under this plan, up to 347,248 shares may be granted to officers and employees of the Bank. This plan provides that stock awards may take the form of any combination of options, restricted shares, restricted share units or performance awards.

The administration of the plan, including the granting of awards and the nature of those awards is determined by the Corporation’s Compensation Committee. The Corporation’s Board of Directors approved grants of stock options and restricted stock in 2005 and 2006. The awards have a term of ten years and typically vest fully three years from the grant date. In order for vesting to occur, the Corporation must meet certain performance criteria over the vesting period. The expected compensation cost of the 2005 plan is being calculated assuming the Corporation’s attainment of “target” performance goals over the vesting period of the awards. The actual cost of these awards could range from zero to 150% of the currently recorded compensation cost, depending on the Corporation’s actual performance.

C.	Incentive Stock Plans (con’t)

Stock Options Granted — The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At March 31, 2007, there were 35,251 stock options granted with a weighted average exercise price of $21.83. These options are eligible to vest fully three years from grant date.

The Corporation recognized stock option compensation expense of $22,000 during the three months ended March 31, 2007. Compensation cost of $87,000, $44,000 and $22,000 is expected to be recognized during 2007, 2008 and 2009, respectively.

Restricted Stock Grants — Restricted stock was awarded to officers in 2005 and 2006. The restricted stock is elegible to vest three years from grant date. At March 31, 2007, there were 23,956 shares of restricted stock outstanding.

The Corporation recognized restricted stock compensation expense of $49,000 and a tax benefit of $17,000 during the three months ended March 31, 2007. Compensation cost of $197,000, $93,000 and $47,000 is expected to be recognized during 2007, 2008 and 2009, respectively.

D.	Acquisition

On January 4, 2007, the Corporation acquired Fidelity Financial Corporation of Michigan (Fidelity) for $70,500,000 in cash. Fidelity was founded in 1973 and has its main office in Birmingham, Michigan with single branch offices in Bloomfield Township, Michigan and Bingham Farms, Michigan and four branch offices in Southfield, Michigan. As of December 31, 2006, Fidelity had total assets of $220,419,000, gross loans of $179,553,000 and total deposits of $187,547,000. Fidelity’s results of operations are included in these financial statements since the date of acquisition.

The acquisition of Fidelity will enable the Corporation to build a competitive presence in Oakland County for the Bank’s loan and deposit products. Management expects to build upon Fidelity’s reputation and continue to increase the Bank’s presence in Oakland County, while decreasing operating expenses by utilizing the infrastructure and operational capabilities already in place at the Bank.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. There are refinements in the process of allocating the purchase price that have not been entirely completed. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment on an annual basis. Goodwill and other intangible assets are tax deductible over 15 years. Currently, identified intangible assets from the acquisition of Fidelity subject to amortization are $12,056,000. Goodwill from the acquisition of Fidelity aggregates to $26,660,000.

The table displayed on the following page presents pro forma information for the Corporation including the acquisition of Fidelity for the three months ended March 31, 2006 as if the acquisition had occurred at the beginning of 2006. The pro forma financial information does not purport to be indicative of the operating results or financial position that would have actually occurred or existed if the transactions had occurred on the dates indicated, nor is it indicative of our future operating results or our financial position.

D.	Acquisition (con’t)

Three Months Ended
(In thousands, except share and per share data	03/31/06
Interest income	$15,937
Interest expense	6,416

Net interest income	9,521
Provision for loan loss	227

Net interest income after provision for loan losses	9,294

Non-interest income	545
Non-interest expense	6,027

Income before income tax provision	3,812
Income tax provision	1,296

Net income	$2,516

Basic earnings per share
Diluted earnings per share

Weighted average shares outstanding — basic	$0.27
Weighted average shares outstanding — diluted	$0.26

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

Company Overview
Dearborn Bancorp, Inc. was incorporated as a Michigan business corporation on September 30, 1992. The Corporation was formed to acquire all of the Bank’s issued and outstanding stock and to engage in the business of a bank holding corporation under the Bank Holding Company Act of 1956, as amended (the “Act”).
Community Bank of Dearborn (the “Bank”), a Michigan banking corporation, commenced business on February 28, 1994 in Dearborn, Michigan. On April 30, 2007, Community Bank of Dearborn was renamed Fidelity Bank. Management believes that its new name, Fidelity Bank represents a more accurate portrayal to our customers and prospects of the financial products and services offered by the Bank and the Bank’s market area.
The Bank is the only commercial bank headquartered in Dearborn, Michigan and offers a full line of loan and deposit products and services. The Bank offers excellent customer service to its loan and deposit customers and maintains strong relationships with the communities served by the Bank. The Bank emphasizes strong loan quality, excellent customer service and efficient operations in order to maximize profitability and shareholder value.
Subsequent to the commencement of business in Dearborn, Michigan in 1994, the Bank opened five additional offices in Wayne County, Michigan. Since 2001, the Bank opened two offices in Macomb County, Michigan and in 2003, the Bank opened an office in Oakland County, Michigan.
In 2004, the Corporation acquired the Bank of Washtenaw from Pavillion Bancorp. The Bank of Washtenaw’s three banking offices, all of which are located in Washtenaw County, Michigan were successfully consolidated into the Bank. The Bank currently operates twenty banking offices in Wayne, Macomb, Oakland and Washtenaw Counties, Michigan.
In September of 2006, the Corporation signed a definitive agreement to acquire Fidelity Financial Corporation of Michigan (Fidelity), a commercial bank with seven offices in Oakland County, Michigan. The acquisition will significantly expand the Bank’s presence in Oakland County, Michigan. Management believes that the acquisition will be beneficial to the Bank’s customers and the Corporation’s shareholders. This acquisition was completed on January 4, 2007.
The Bank opened a full service banking office in Shelby Township, Michigan on April 30, 2007.
The Bank has also formed three subsidiaries that offer additional or specialized services to the Bank’s customers. The Bank’s subsidiaries, their formation date and the type of services offered are listed on the following page:

Date Formed	Name	Services Offered
August 1997	Community Bank Insurance Agency, Inc.	Limited insurance related activities

May 2001	Community Bank Mortgage, Inc.	Origination of commercial and residential mortgage loans

March 2002	Community Bank Audit Services, Inc.	Internal auditing and compliance services for financial institutions
While maintaining high asset quality and improving profitability, the Bank has sustained substantial asset growth. The expansion of our commercial banking department has been a primary element in the Bank’s asset growth. This growth has been funded primarily by deposits. The Corporation expects to continue its growth in the Metropolitan Detroit market and look for additional acquisitions as they become available.
The Corporation’s earnings depend primarily on net interest income. Management strives to maximize net interest income through monitoring the economic and competitive environment and making appropriate adjustments in the characteristics and pricing of our products and services.
Other factors that contribute significantly to our earnings are the maintenance of strong asset quality and efficient operations. Management continually monitors the quality of the loan portfolio and the impact of the economic and competitive environment and takes appropriate measures to maintain high asset quality. Management does not expect the acquisition of Fidelity to have a significant impact on the Bank’s asset quality.
The Bank’s market area consists primarily of the Metropolitan Detroit area. This is a large real estate market and the Bank’s loan portfolio accounts for less than one percent of this market. The Detroit real estate market has been negatively impacted by the unfavorable economic conditions in the State of Michigan. Despite the local economy and its impact on certain industries, many local industries and economies are prospering. The Bank has maintained strong asset quality in this environment by enforcing strong underwriting guidelines and utilizing a diligent loan review process.
Net income during the quarter ended March 31, 2007 was affected by a compression in net interest income compared with the same period in 2006. This was the result of competitive pricing pressure in both loans and deposit generation. Additionally, the continuation of a flat treasury yield has resulted in lower interest rates spreads than in other reporting periods. Other factors in the decrease in earnings during the period were the increases in the provision for loan loss and intangible expense. The provision for loan losses was increased significantly during the period as a result of the charge-off of two large loans. Intangible expense increased due to the amortization of intangible assets related to the acquisition of Fidelity.
The date opened, branch location and branch type of each branch is listed on the following page:

Date Opened	Location	Type of office
February 1994	22290 Michigan Avenue Dearborn, Michigan 48123	Full service retail branch with ATM Regional lending center

December 1995	24935 West Warren Avenue Dearborn Heights, Michigan 48127	Full service retail branch

August 1997	44623 Five Mile Road Plymouth, Michigan 48170	Full service retail branch with ATM

May 2001	1325 North Canton Center Road Canton, Michigan 48187	Full service retail branch with ATM

December 2001	45000 River Ridge Drive Clinton Township, Michigan 48038	Regional lending center

November 2002	19100 Hall Road Clinton Township, Michigan 48038	Full service retail branch with ATM

February 2003	12820 Fort Street Southgate, Michigan 48195	Full service retail branch with ATM

May 2003	3201 University Drive, Suite 180 Auburn Hills, Michigan 48326	Full service retail branch

October 2004	450 East Michigan Avenue Saline, MI 48176	Full service retail branch with ATM

October 2004	250 West Eisenhower Parkway Ann Arbor, MI 48103	Full service retail branch with ATM Regional lending certer

October 2004	2180 West Stadium Blvd. Ann Arbor, MI 48103	Full service retail branch with ATM

December 2004	1360 Porter Street Dearborn, MI 48123	Loan production office Regional lending center

January 2007	1040 E. Maple Birmingham, MI 48009	Full service retail branch with ATM Regional lending certer

January 2007	3681 W. Maple Birmingham, MI 48301	Full service retail branch with ATM

January 2007	30700 Telegraph Bingham Farms, Mi 48025	Full service retail branch with ATM

January 2007	20000 Twelve Mile Road Southfield, Mi 48076	Full service retail branch with ATM

January 2007	26555 Evergreen Southfield, Mi 48076	Full service retail branch with ATM

January 2007	200 Galleria Officenter Southfield, Mi 48034	Full service retail branch with ATM

January 2007	17117 W. Nine Mile Road Southfield, Mi 48075	Full service retail branch with ATM

Results of Operations
The Corporation reported net income of $1,618,000 for the three month period ended March 31, 2007, compared to net income of $1,946,000 for the three month period ended March 31, 2006, a decrease of $328,000 or 17%. The decrease in net income was primarily due to the increase in provision for loan losses and intangibles expense and the decline in the net interest margin.
Net Interest Income
2007 Compared to 2006. As noted on the two charts on the following pages, net interest income for the three month period ended March 31, 2007 was $8,649,000, compared to $6,856,000 for the same period ended March 31, 2006, an increase of $1,793,000 or 26%. This increase was caused primarily by the volume of interest earning assets and interest bearing liabilities assumed as a result of the acquisition of Fidelity and partially offset by the declining net interest margin. The Corporation’s interest rate spread was 2.88% for the three month period ended March 31, 2007, compared to 3.38% for the same period in 2006. The Corporation’s net interest margin was 3.65% for the three month period ended March 31, 2007, compared to 4.02% for the same period in 2006.
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

	Three months ended			Three months ended
	March 31, 2007			March 31, 2006
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$279	$2	2.91%	$5,558	$67	4.89%
Federal funds sold	10,309	166	6.53%	5,975	68	4.62%
Securities, available for sale	14,440	178	5.00%	16,949	163	3.90%
Loans	936,288	17,125	7.42%	663,597	11,946	7.30%

Sub-total earning assets	961,316	17,471	7.37%	692,079	12,244	7.17%
Other assets	79,387			30,072

Total assets	$1,040,703			$722,151

Liabilities and stockholders’ equity
Interest bearing deposits	$725,266	$7,778	4.35%	$537,436	$4,873	3.68%
Other borrowings	71,114	1,044	5.95%	38,951	515	5.36%

Sub-total interest bearing liabilities	796,380	8,822	4.49%	576,387	5,388	3.79%
Non-interest bearing deposits	92,225			57,795
Other liabilities	5,773			2,226
Stockholders’ equity	146,325			85,743

Total liabilities and stockholders’ equity	$1,040,703			$722,151

Net interest income		$8,649			$6,856

Net interest rate spread			2.88%			3.38%

Net interest margin on earning assets			3.65%			4.02%

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

	Three Months Ended March 31, 2007/2006
	Change in Interest Due to:
	Average	Average	Net
(In thousands)	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$(38)	$(27)	$(65)
Federal funds sold	70	28	98
Investment securities, available for sale	(31)	46	15
Loans	4,988	191	5,179

Total earning assets	$4,989	$238	$5,227

Liabilities
Interest bearing deposits	$2,014	$891	$2,905
Other borrowings	472	57	529

Total interest bearing liabilities	$2,487	$947	$3,434

Net interest income			$1,793

Net interest rate spread			(0.50%)

Net interest margin on earning assets			(0.37%)

Provision for Loan Losses
2007 Compared to 2006. The provision for loan losses was $617,000 for the three month period ended March 31, 2007, compared to $157,000 for the same period in 2006, an increase of $460,000 or 293%. The provision for loan losses for the three month period ended March 31, 2007 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions. The increase in provision during 2007 was caused primarily by the charge-off of two construction loans and subsequent transfer of the underlying collateral to real estate owned. These two loans required specific reserves of approximately $560,000 at December 31, 2006.

Non-interest Income
2007 Compared to 2006. Non-interest income was $445,000 for the three month period ended March 31, 2007, compared to $169,000 for the same period in 2006, an increase of $276,000 or 163% for the period. The increase was primarily due to the increase in service charges on deposit accounts and other fees to customers. In addition there was a loss on the sale of real estate owned of $54,000 during the first quarter of 2006. The increase in service charges on deposit accounts and other fees to customers was primarily due to the additional non-interest bearing accounts that were acquired as a result of the acquisition of Fidelity. The increase in the percentage of non-interest bearing accounts to total deposits from 8.40% to 11.80% was primarily due to the acquisition of Fidelity.
Non-interest Expense
2007 Compared to 2006. Non-interest expense was $5,987,000 for the three month period ended March 31, 2007, compared to $3,919,000 for the same period in 2006, an increase of $2,068,000 or 53% for the period. The largest component of non-interest expense was salaries and employee benefits which amounted to $3,552,000 for the three month period ended March 31, 2007, compared to $2,432,000 for the same period in 2005. The primary factors for the increase in salaries and benefits expense was the acquisition of Fidelity and the upcoming opening of a branch office in Shelby Township, Michigan in April of 2007. As of March 31, 2007, the number of full time equivalent employees was 213 compared to 154 as of March 31, 2006. This increase is due to employees of Fidelity that were retained by the Bank. Salaries and employee benefits will continue to increase as a result of general staff increases.
The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $958,000 for the three month period ended March 31, 2007, compared to $630,000 for the same period in 2006, an increase of $328,000 or 52%. This increase is primarily due to the acquisition of Fidelity and its eight buildings.
Income Tax Provision
2007 Compared to 2006. The income tax expense was $872,000 for the three month period ended March 31, 2007, compared to $1,003,000 for the same period in 2006, a decrease of $131,000 or 13% for the period. The increase was primarily a result of the decrease in pre-tax income.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006
Assets. Total assets at March 31, 2007 were $1,045,879,000 compared to $855,931,000 at December 31, 2006, an increase of $189,948,000 or 22%. The increase was primarily due to the increase in loans, goodwill and other intangible assets, partially offset by the decrease in federal funds sold during the period as a result of the acquisition of Fidelity.
Federal Funds Sold. Total federal funds sold at March 31, 2007 were $8,956,000 compared to $64,198,000 at December 31, 2006, a decrease of $55,242,000 or 86%. The decrease in federal funds is the result of funding the acquisition of Fidelity during the period.
Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2007 were $59,000 compared to $8,000 at December 31, 2006, an increase of $51,000. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold. The increase in interest bearing deposits with banks is the result of normal operating activities.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2007 were $582,000 compared to $1,823,000 at December 31, 2006, a decrease of $1,241,000 or 68%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at March 31, 2007 were $10,554,000 compared to $5,878,000 at December 31, 2006, an increase of $4,676,000 or 80%. The increase was due to the acquisition of Fidelity and collateralize certain government deposits.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized gain of $7,000 at March 31, 2007. The unrealized loss is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $1,927,000 at March 31, 2007 compared to $1,288,000 at December 31, 2006, an increase of $639,000 or 50%. The increase was due to acquisition of Fidelity.

Loans. Total loans at March 31, 2007 were $938,510,000 compared to $756,420,000 at December 31, 2006, an increase of $182,090,000 or 24%. The increase was primarily due to the acquisition of Fidelity and modest growth of the Bank’s loan portfolio during the past three months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	03/31/07	12/31/06	03/31/06
Consumer loans	$36,908	$32,282	$31,010
Commercial, financial, & other	192,330	130,056	104,515
Commercial real estate construction	134,544	135,306	127,224
Commercial real estate mortgages	521,196	410,829	366,601
Residential real estate mortgages	53,532	47,947	46,883

	938,510	756,420	676,233
Allowance for loan losses	(9,647)	(7,775)	(6,965)

	$928,863	$748,645	$669,268

The following is a summary of non-performing assets and problems loans (in thousands):

	03/31/07	12/31/06	03/31/06
Over 90 days past due and still accruing	$3,858	$2,101	$29
Non-accrual loans	9,274	5,560	1,169

Total non-performing loans	13,132	7,661	1,198

Real estate owned	3,157	52	175
Other repossessed assets	—	2	2

Other non-performing assets	3,157	54	177

Total non-performing assets	$16,289	$7,715	$1,375

Non-accrual loans at March 31, 2007 were $9,274,000, compared to $5,560,000 at December 31, 2006. The increase in non-accrual loans during the period was primarily due to the downgrading of six commercial and construction loans for $5,827,000 and partially offset by the charge-off and subsequent transfer of three loans for $2,987,000 to real estate owned. The Bank’s impairment analysis indicated that the loans downgraded to non-accrual status during the period required a specific allowance in the allowance for loan losses of $580,000 at March 31, 2007. The distribution of non-accrual loans by loan type is as follows:

	Number of
	Loans	Balance
Consumer loans	4	$377
Commercial, financial, & other	7	2,319
Commercial real estate mortgages	13	4,090
Commercial construction	4	2,174
Residential real estate mortgages	4	314

Total non-accrual loans	32	$9,274

Allowance for Loan Losses. The allowance for loan losses was $9,647,000 at March 31, 2007 compared to $7,775,000 at December 31, 2006, an increase of $1,872,000 or 24%. The increase was primarily due to the acquisition of Fidelity. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
The following is an analysis of the allowance for loan losses (in thousands):

	Quarter Ended	Year Ended	Quarter Ended
	03/31/07	12/31/06	03/31/06
Balance, beginning of year	$7,775	$6,808	$6,808

Allowance on loans acquired	1,704	—	—

Charge-offs:
Consumer loans	87	24	—
Commercial, financial & other	87	139	34
Commercial real estate construction	—	—	—
Commercial real estate mortgages	142	36	36
Residential real estate mortgages	320	38	10
Recoveries:
Consumer loans	5	17	5
Commercial, financial & other	174	218	72
Commercial real estate construction	—	—	—
Commercial real estate mortgages	8	26	3
Residential real estate mortgages	—	—	—

Net charge-offs	449	(24)	0

Additions charged to operations	617	943	157

Balance, end of period	$9,647	$7,775	$6,965

Allowance to total loans	1.03%	1.03%	1.03%

Allowance to nonperforming assets	59.26%	100.78%	505.44%

Net charge-offs to average loans	0.05%	0.00%	0.00%

Premises and Equipment. Bank premises and equipment at March 31, 2007 were $23,376,000 compared to $14,293,000 at December 31, 2006, an increase of $9,083,000 or 64%. The increase is primarily due to the acquisition of Fidelity and the valuation allowance on two properties. In addition, the Bank has purchased and renovated a branch office in Shelby Township, Michigan. This branch office was opened on April 30, 2007.
Real estate owned. Real estate owned at March 31, 2007 was $3,157,000 compared to $52,000 at December 31, 2006, an increase of $3,105,000 or 5971%. Real estate owned at March 31, 2007 is comprised of three residential properties, one commercial property and a development with nineteen building lots.
Goodwill and other intangible assets. Goodwill and other intangible assets were $46,166,000 at March 31, 2007 compared to $7,514,000 at December 31, 2006, an increase of $38,652,000 or 514%. The Bank has intangible assets for the estimated value of core deposit accounts and borrower relationships acquired in the acquisition of the Bank of Washtenaw and Fidelity. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The gross carrying amount and accumulated amortization of these intangible assets at March 31, 2007 was as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization
Core deposit intangible from acquisition of:
Bank of Washtenaw	$929	$326
Fidelity Financial Corporation of Michigan	8,776	220

Total core deposit intangible	$9,705	$546

Borrower relationship intangible from acquisition of:
Bank of Washtenaw	$1,620	$246
Fidelity Financial Corporation of Michigan	3,552	52

Total borrower relationship intangible	$5,172	$298

Total intangible assets	$14,877	$844

The core deposit intangible is being amortized over a period of ten years and the borrower relationship intangible is being amortized over a period of 17 years. At March 31, 2007, the core deposit intangible and borrower relationship intangible amounted to $9,159,000 and $4,874,000, respectively.
The balance of the acquisition price in excess of the fair market value of the assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $32,133,000. Goodwill is defined as an intangible asset with an indefinite useful life, and as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss must be recorded for the value equal to the excess of the asset’s carrying value over its fair value. There was no impairment at December 31, 2006, when goodwill was most recently tested for impairment.

Accrued Interest Receivable. Accrued interest receivable at March 31, 2007 was $4,019,000 compared to $3,337,000 at December 31, 2006, an increase of $682,000 or 20%. The increase was primarily due to the increase in the Bank’s loan portfolio as a result of the acquisition of Fidelity.
Other Assets. Other assets at March 31, 2007 were $2,500,000 compared to $3,071,000 at December 31, 2006, a decrease of $571,000 or 19%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at March 31, 2007 were $848,036,000 compared to $633,216,000 at December 31, 2006, an increase of $214,820,000 or 34%. The following is a summary of the distribution of deposits (in thousands):

	03/31/07	12/31/06	03/31/06
Non-interest bearing:
Demand	$99,923	$53,065	$60,689

Interest bearing:
Checking	$78,825	$62,770	$75,530
Money market	106,119	14,289	22,311
Savings	35,495	42,169	56,784
Time, under $100,000	152,678	130,898	146,537
Time, $100,000 and over	374,996	330,025	270,386

	748,113	580,151	571,548

Total deposits	$848,036	$633,216	$632,237

Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on transaction accounts and institutional deposits. The increase in deposits was primarily due to the acquisition of Fidelity. Additional growth of $27,271,000 was due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a weeklong celebration in March 2007 that highlighted the Bank’s Anniversary and the promotion of a short term time deposit product. Management expects deposits to continue to grow at a similar rate during the remainder of 2007.
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

	03/31/07	12/31/06	03/31/06
Interest bearing checking	$1,768	$889	$1,004
Time, $100,000 and over	112,947	115,362	92,586

Total municipal deposits	$114,715	$116,251	$93,590

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $67,428,000, $56,000,000 and $45,410,000 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

Federal Funds Purchased. Federal funds purchased were $0 at March 31, 2007, compared to $37,300,000 at December 31, 2006. The Bank maintains federal funds purchase credit facilities with several financial institutions as additional sources of funds that the Bank may utilize for short-term liquidity purposes.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at March 31, 2007 were $355,000 compared to $619,000 at December 31, 2006, a decrease of $264,000 or 43%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $37,241,000 at March 31, 2007 compared to $25,561,000 at December 31, 2006, an increase of $11,680,000 or 46%. The increase was primarily due to the borrowing of an additional advance by the Bank during the period and the acquisition of additional advances as a result of the acquisition of Fidelity.
Accrued Interest Payable. Accrued interest payable at March 31, 2007 was $4,627,000 compared to $3,734,000 at December 31, 2006, an increase of $893,000 or 24%. The increase was primarily due to the acquisition of Fidelity and the increasing volume and cost of deposits.
Other Liabilities. Other liabilities at March 31, 2007 were $650,000 compared to $516,000 at December 31, 2006, an increase of $134,000 or 26%. The increase was primarily due to the increase in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at March 31, 2007 and December 31, 2006. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $195,000 at March 31, 2007.

Capital
Stockholders’ equity at March 31, 2007 was $144,970,000 compared to $144,985,000 as of December 31, 2006, a decrease of $15,000. The decrease was primarily due to the repurchase of 105,200 common shares by the Corporation during the period, which was substantially offset by net income during the period.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total capital
(to risk weighted assets)
Consolidated	118,446	12.10%	78,322	8.00%	N/A	N/A
Bank	113,225	11.59%	78,136	8.00%	97,670	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	108,799	11.11%	39,161	4.00%	N/A	N/A
Bank	103,578	10.60%	39,068	4.00%	58,602	6.00%
Tier 1 capital
(to average assets)
Consolidated	108,799	10.94%	39,774	4.00%	N/A	N/A
Bank	103,578	10.50%	39,463	4.00%	49,329	5.00%

As of December 31, 2006
Total capital
(to risk weighted assets)
Consolidated	155,252	19.69%	63,066	8.00%	N/A	N/A
Bank	85,451	11.06%	61,826	8.00%	77,283	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	147,477	18.71%	31,533	4.00%	N/A	N/A
Bank	77,676	10.05%	30,913	4.00%	46,370	6.00%
Tier 1 capital
(to average assets)
Consolidated	147,477	18.12%	32,555	4.00%	N/A	N/A
Bank	77,676	10.11%	30,739	4.00%	38,424	5.00%
Based on the respective regulatory capital ratios at March 31, 2007 and December 31, 2006, the Corporation and Bank are considered well capitalized.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2007, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$8,956	$—	$—	$—	$8,956
Interest bearing deposits with Banks	59	—	—	—	59
Mortgage loans held for sale	582	—	—	—	582
Securities available for sale	2,247	7,154	992	161	10,554
Federal Home Loan Bank stock	1,927	—	—	—	1,927
Total loans, net of non-accrual	312,649	63,845	513,045	39,697	929,236

Total earning assets	326,420	70,999	514,037	39,858	951,314

Interest bearing liabilities
Total interest bearing deposits	480,859	204,991	62,263	—	748,113
Federal Home Loan Bank advances	—	5,561	31,680	—	37,241
Other Borrowings	355	—	—	—	355
Trust preferred securities	10,000	—	—	—	10,000

Total interest bearing liabilities	491,214	210,552	93,943	—	795,709

Net asset (liability) funding gap	(164,794)	(139,553)	420,094	39,858	$155,605

Cumulative net asset (liability) funding gap	($164,794)	($304,347)	$115,747	$155,605

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
The following tables provide information about the Bank’s contractual obligations and commitments at March 31, 2007 (in thousands):
  Contractual Obligations

	Payments Due By Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Securities sold under agreements to repurchase	$354	$—	$—	$—	$354
Certificates of deposit	465,167	39,869	22,399	239	527,674
Long-term borrowings	5,561	30,828	852	—	37,241
Lease commitments	771	1,328	830	—	2,929
Subordinated debentures	—	—	—	10,000	10,000

Totals	$471,853	$72,025	$24,081	$10,239	$578,198

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Unused loan commitments	$137,823	$19,737	$3,435	$20,749	$181,744
Standby letters of credit	4,965	4,569	—	—	9,534

Totals	$142,788	$24,306	$3,435	$20,749	$191,278

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
Item 4. Controls and Procedures
Disclosure Controls and Procedures – As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2007.
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

Exhibit 31.1 CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K Report, dated January 4, 2007 was filed during the quarter ended March 31, 2007.

A Form 8-K/A Report, dated January 9, 2007 was filed during the quarter ended March 31, 2007.

A Form 8-K Report, dated January 16, 2007 was filed during the quarter ended March 31, 2007.

A Form 8-K/A Report, dated January 24, 2007 was filed during the quarter ended March 31, 2007.

A Form 8-K/A Report, dated March 14, 2007 was filed during the quarter ended March 31, 2007.

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
     Date: May 9, 2007