Form 10-Q
period 2007-06-30
DEARBORN BANCORP INC /MI/
filed 2007-08-09
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2007.
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
Yes ☑ No ☐
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of July 31, 2007.

Class	Shares Outstanding
Common Stock	8,594,819
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in rule 12b-2 of the 1934 Securities Exchange Act).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act.
Yes ☐ No ☑

DEARBORN BANCORP, INC.
INDEX

		Page
Part I.	Financial Information:

Item 1.	Financial Statements

	The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Balance Sheets – June 30, 2007, December 31, 2006 and June 30, 2006	4

	Consolidated Statements of Income — For the Three and Six Months Ended June 30, 2007 and 2006	5

	Consolidated Statements of Comprehensive Income — For the Three and Six Months Ended June 30, 2007 and 2006	6

	Consolidated Statements of Cash Flows — For the Three and Six Months Ended June 30, 2007 and 2006	7

	Notes to Consolidated Financial Statements	9-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	17-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34-36

Item 4.	Controls and Procedures	37

Part II.	Other Information:

	Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

	Item 4. Submission of Matters to a Vote of Security Holders	38
	Item 6. Exhibits and Reports on Form 8-K

	Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

	Item 1. Legal Proceedings
	Item 2. Changes in Securities and Use of Proceeds
	Item 3. Defaults upon Senior Securities
	Item 5 Other Information

SIGNATURES		39
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. (“the Corporation”) as of June 30, 2007 and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2007 and the related consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.
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
/s/ Crowe Chizek and Company LLC
Grand Rapids, Michigan
August 8, 2007

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	06/30/07	12/31/06	06/30/06
ASSETS
Cash and cash equivalents
Cash and due from banks	$13,621	$5,824	$8,091
Federal funds sold	3,392	64,198	8,520
Interest bearing deposits with banks	104	8	107

Total cash and cash equivalents	17,117	70,030	16,718

Mortgage loans held for sale	1,136	1,823	1,174
Securities, available for sale	11,039	5,878	27,038
Federal Home Loan Bank stock	1,927	1,288	1,293
Loans
Loans	945,554	756,420	696,052
Allowance for loan loss	(9,949)	(7,775)	(7,154)

Net loans	935,605	748,645	688,898

Premises and equipment, net	23,268	14,293	14,092
Real estate owned	3,008	52	—
Goodwill	32,110	5,473	5,473
Other intangible assets	13,697	2,041	2,166
Accrued interest receivable	3,833	3,337	2,652
Other assets	3,464	3,071	2,986

Total assets	$1,046,204	$855,931	$762,490

LIABILITIES
Deposits
Non-interest bearing deposits	$103,641	$53,065	$59,976
Interest bearing deposits	727,090	580,151	552,294

Total deposits	830,731	633,216	612,270

Other liabilities
Federal funds purchased	21,200	37,300	24,500
Securities sold under agreements to repurchase	288	619	310
Federal Home Loan Bank advances	37,130	25,561	25,588
Other liabilities	757	516	260
Accrued interest payable	3,336	3,734	1,912
Subordinated debentures	10,000	10,000	10,000

Total liabilities	903,442	710,946	674,840

STOCKHOLDERS’ EQUITY
Common stock - 20,000,000 shares authorized; outstanding:
8,614,819 shares at 06/30/07, 8,975,085 shares at 12/31/06; and 5,961,795 shares at 06/30/06	138,230	144,907	87,224
Retained earnings	4,530	84	460
Accumulated other comprehensive income (loss)	2	(6)	(34)

Total stockholders’ equity	142,762	144,985	87,650

Total liabilities and stockholders’ equity	$1,046,204	$855,931	$762,490

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	06/30/07	06/30/06	06/30/07	06/30/06
Interest income
Interest on loans, including fees	$17,259	$12,678	$34,384	$24,624
Interest on securities, available for sale	163	152	341	315
Interest on federal funds	109	153	277	221
Interest on deposits with banks	42	79	42	146

Total interest income	17,573	13,062	35,044	25,306

Interest expense
Interest on deposits	8,246	5,578	16,024	10,451
Interest on other borrowings	507	313	1,311	633
Interest on subordinated debentures	225	215	465	410

Total interest expense	8,978	6,106	17,800	11,494

Net interest income	8,595	6,956	17,244	13,812
Provision for loan losses	289	155	906	312

Net interest income after provision for loan losses	8,306	6,801	16,338	13,500

Non-interest income
Service charges on deposit accounts	331	166	649	323
Fees for other services to customers	15	13	69	26
Gain on the sale of loans	47	68	101	110
Write-down of real estate	(100)	—	(100)
Gain (loss) on the sale of real estate	—	(49)	—	(103)
Other income	64	8	83	19

Total non-interest income	357	206	802	375

Non-interest expense
Salaries and employee benefits	3,102	2,445	6,654	4,877
Occupancy and equipment expense	887	595	1,845	1,225
Amortization of intangible assets	336	62	672	125
Advertising and marketing	143	113	220	201
Stationery and supplies	232	89	356	161
Professional services	222	175	486	358
Data processing	204	131	328	256
Other operating expenses	453	282	1,005	608

Total non-interest expense	5,579	3,892	11,566	7,811

Income before income taxes	3,084	3,115	5,574	6,064
Income tax expense	1,079	1,059	1,951	2,062

Net income	$2,005	$2,056	$3,623	$4,002

Per share data:
Net income — basic	$0.23	$0.34	$0.41	$0.67
Net income — diluted	$0.22	$0.33	$0.40	$0.64

Weighted average number of shares outstanding — basic	8,769,939	5,989,232	8,833,645	5,985,823
Weighted average number of shares outstanding — diluted	9,005,730	6,292,544	9,085,837	6,298,182
The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)	Three Months Ended		Six Months Ended
	06/30/07	06/30/06	06/30/07	06/30/06
Net income	$2,005	$2,056	$3,623	$4,002
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(5)	4	11	15
Less: reclassification adjustment for losses included in net income	—	—	—	—
Tax effects	2	(1)	(3)	(5)

Other comprehensive income/(loss)	(3)	3	8	10

Comprehensive income	$2,002	$2,059	$3,631	$4,012

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended
	6/30/2007	6/30/2006
Cash flows from operating activities
Interest and fees received	$34,548	$25,240
Interest paid	(18,198)	(11,264)
Proceeds from sale of mortgages held for sale	11,303	11,517
Origination of mortgages held for sale	(10,515)	(11,475)
Taxes paid	(1,830)	(2,700)
Gain (loss) on sale of real estate owned	—	(103)
Cash paid to suppliers and employees	(12,768)	(6,736)

Net cash from operating activities	2,540	4,479

Cash flows from investing activities
Proceeds from the sale of securities available for sale	18,007	—
Proceeds from calls, maturities and repayments of of securities available for sale	2,358	8,783
Purchases of securities available for sale	(25,428)	(18,621)
Purchase of Federal Home Loan Bank stock	(639)	—
Increase in loans, net of payments received	(10,017)	(38,981)
Purchases of property and equipment	(4,966)	(774)
Net cash paid in Fidelity acquisition	(32,111)	—

Net cash from investing activities	(52,796)	(49,593)

Cash flows from financing activities
Net increase (decrease) in non-interest bearing deposits	4,568	324
Net increase in interest bearing deposits	5,400	29,508
Increase (decrease) in other borrowings	(331)	(1,305)
Net increase (decrease) in federal funds purchased	(16,100)	24,500
Proceeds from Federal Home Loan Bank advances	9,802	—
Purchase of common stock	(6,263)	(878)
Exercise of stock options	58	170
Tax benefit of stock options exercised	209	58

Net cash from financing activities	(2,657)	52,377

Increase (decrease) in cash and cash equivalents	(52,913)	7,263
Cash and cash equivalents at the beginning of the period	70,030	9,455

Cash and cash equivalents at the end of the period	$17,117	$16,718

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Six Months Ended
	6/30/2007	6/30/2006
Reconciliation of net income to net cash provided by operating activities
Net income	$3,623	$4,002
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	906	312
Depreciation and amortization expense	703	474
Restricted stock award expense	98	52
Stock option expense	44	23
Accretion of discount on securities	(88)	(39)
Amortization of premium on securities	—	7
Amortization of intangible assets	672	125
(Increase) decrease in mortgages held for sale	687	(133)
(Increase) decrease in interest receivable	748	(66)
(Increase) decrease in other assets	(2,402)	193
Increase (decrease) in interest payable	(735)	229
Decrease in other liabilities	(1,716)	(700)

Net cash provided by operating activities	$2,540	$4,479

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$2,525	$39

Noncash investing activities:
Fidelity Bank acquisition:
Loans acquired	178,052	—
Bank premises and equipment	9,214	—
Acquisition intangibles recorded	34,172	—
Other assets acquired	2,194	—
Deposits assumed	(187,459)	—
Borrowings assumed	(1,767)	—
Other liabilities assumed	(2,295)	—

	$32,111	—

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.	Accounting and Reporting Policies

The consolidated financial statements of Dearborn Bancorp, Inc. (the “Corporation”) include the consolidation of its only subsidiary, Fidelity Bank (the “Bank”), formerly known as Community Bank of Dearborn. As discussed in Note D, the Corporation acquired Fidelity Financial Corporation of Michigan and its subsidiary, Fidelity Bank. As a result of the acquisition, Fidelity Bank was merged into the Corporation’s subsidiary. On April 30, 2007, Community Bank of Dearborn was renamed Fidelity Bank. The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to practice within the banking industry.

The consolidated financial statements of the Corporation as of June 30, 2007 and 2006, and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006 reflect all adjustments, consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements as of June 30, 2007 and 2006, and for the three and six months ended June 30, 2007 and 2006 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s 2006 Annual Report on Form 10-K.

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

Income Per Share

Basic income per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted income per share includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options. Income per share is restated for all stock splits and dividends through the date of issue of the financial statements.

Stock options for 35,244 and 17,463 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2007 and 2006, respectively, because they were antidilutive. Stock options for 17,781 and 16,633 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2007 and 2006, respectively because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

Effect of Newly Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), was adopted as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more than likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Corporation’s consolidated financial statements. The Corporation is no longer subject to examination by federal taxing authorities for years before 2003.

Effect of Newly Issued but not yet Effective Accounting Standards

In February 2006, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). Adoption of SFAS 159 is required for January 1, 2008. Early adoption was allowed, effective to January 1, 2007, if that election was made by April 30, 2007. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The Corporation did not elect early adoption of SFAS 159 and has not yet determined which, if any, assets or liabilities may be reported using the fair value accounting method. As such, the Corporation has not yet determined the impact that the adoption of this statement may have on the Corporation’s consolidated financial statements.

B.	Securities Available For Sale

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$9,927	$3	$(5)	$9,925
Municipal bonds	759	4	—	763
Mortgage backed securities	351	—	—	351

Totals	$11,037	$7	$(5)	$11,039

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$4,982	$—	$(14)	$4,968
Municipal bonds	497	4	—	501
Mortgage backed securities	407	2	—	409

Totals	$5,886	$6	$(14)	$5,878

B.	Securities Available For Sale (con’t)

The amortized cost and fair value of securities available for sale at June 30, 2007 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in less than three months	$4,225	$4,228
Due in three months through one year	5,702	5,697
Due in one year through five years	759	763
Mortgage backed securities	351	351

Totals	$11,037	$11,039

The entire portfolio has a net unrealized gain of $2,000 at June 30, 2007. Securities with unrealized losses at June 30, 2007, aggregated by investment category and the length of time that the securities have been in a continuous loss position, are as follows (in thousands):

Investment category	Fair Value	Unrealized Loss
US treasury securities	$2,988	$4
Mortgage backed securities	201	1

Total temporarily impaired	$2,988	$5

Length of time in a continuous loss position	Fair Value	Unrealized Loss
Less than one year	$1,996	$4
One to three years	992	1

Total temporarily impaired	$2,988	$5

Unrealized losses on securities, available for sale at June 30, 2007 have not been recognized because these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is believed to be largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date.

The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Incentive Stock Plans

Incentive stock awards have been granted to officers and employees under two Incentive Stock Plans. The first plan is the 1994 Stock Option Plan. Options to buy common stock have been granted to officers and employees under the 1994 Stock Option Plan, which provides for issue of up to 814,449 shares. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest fully after six months from the date of grant.

A summary of the option activity in the 1994 Plan follows:

			Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2007	—	468,423	$8.16
Exercised	—	(13,337)	4.44

Outstanding at June 30, 2007	—	455,086	$8.27
For the options outstanding at June 30, 2007, the range of exercise prices was $4.18 to $14.65 per share with a weighted-average remaining contractual term of 4.0 years. At June 30, 2007, 455,086 options were exercisable at weighted average exercise price of $8.27 per share. The intrinsic value of options exercised during the year was approximately $193,000 and the intrinsic value of options outstanding at June 30, 2007 was approximately $3,950,000.

During 2005, the Corporation initiated the 2005 Long-Term Incentive Plan. Under this plan, up to 347,248 shares may be granted to officers and employees of the Bank. This plan provides that stock awards may take the form of any combination of options, restricted shares, restricted share units or performance awards.

The administration of the plan, including the granting of awards and the nature of those awards, is determined by the Corporation’s Compensation Committee. The Corporation’s Board of Directors approved grants of stock options and restricted stock in 2005 and 2006. The awards have a term of ten years and typically vest fully three years from the grant date. In order for vesting to occur, the Corporation must meet certain performance criteria over the vesting period. The expected compensation cost of the 2005 plan is being calculated assuming the Corporation’s attainment of “target” performance goals over the vesting period of the awards. The actual cost of these awards could range from zero to 150% of the currently recorded compensation cost, depending on the Corporation’s actual performance.

C.	Incentive Stock Plans (con’t)

Stock Options Granted — The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At June 30, 2007, there were 35,251 stock options granted with a weighted average exercise price of $21.83. These options are eligible to vest fully three years from grant date.

The Corporation recognized stock option compensation expense of $44,000 and $23,000 during the six months ended June 30, 2007 and 2006, respectively.

Restricted Stock Grants — Restricted stock was awarded to officers in 2005 and 2006. The restricted stock is eligible to vest three years from grant date. At June 30, 2007, there were 23,956 shares of restricted stock outstanding.

The Corporation recognized restricted stock compensation expense of $98,000 and $52,000 during the six months ended June 30, 2007 and 2006, respectively and a tax benefit of $34,000 and $18,000 during the six months ended June 30, 2007 and 2006, respectively.

D.	Acquisition

On January 4, 2007, the Corporation acquired Fidelity Financial Corporation of Michigan and its subsidiary, Fidelity Bank (collectively “Fidelity”) for $70,500,000 in cash. Fidelity was founded in 1973 and has its main office in Birmingham, Michigan with single branch offices in Bloomfield Township, Michigan and Bingham Farms, Michigan and four branch offices in Southfield, Michigan. As of December 31, 2006, Fidelity had total assets of $220,419,000, gross loans of $179,553,000 and total deposits of $187,547,000. Fidelity’s results of operations are included in these financial statements since the date of acquisition.

The acquisition of Fidelity will enable the Corporation to build a competitive presence in Oakland County for the Bank’s loan and deposit products. Management expects to build upon Fidelity’s reputation and continue to increase the Bank’s presence in Oakland County, while decreasing operating expenses by utilizing the infrastructure and operational capabilities already in place at the Bank.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. There are refinements in the process of allocating the purchase price that have not been entirely completed. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment annually. Goodwill and other intangible assets are tax deductible over 15 years. Currently, identified intangible assets from the acquisition of Fidelity subject to amortization are $12,328,000. Goodwill from the acquisition of Fidelity aggregates to $26,637,000.

The table displayed on the following page presents pro forma information for the Corporation including the acquisition of Fidelity for the three and six months ended June 30, 2006 as if the acquisition had occurred at the beginning of 2006. The pro forma financial information does not purport to be indicative of the operating results or financial position that would have actually occurred or existed if the transactions had occurred on the dates indicated, nor is it indicative of our future operating results or our financial position.

D.	Acquisition (con’t)

	Three Months Ended	Six Months Ended
(In thousands, except share and per share data	06/30/06	06/30/06
Interest income	$17,063	$33,000
Interest expense	7,310	13,726

Net interest income	9,753	19,274
Provision for loan loss	245	472

Net interest income after provision for loan losses	9,508	18,802

Non-interest income	$579	1,124
Non-interest expense	6,236	12,263

Income before income tax expense	3,851	7,663
Income tax expense	1,309	2,605

Net income	$2,542	$5,058

Basic earnings per share	$0.28	$0.56
Diluted earnings per share	$0.27	$0.54

Weighted average shares outstanding — basic	9,049,986	9,053,395
Weighted average shares outstanding — diluted	9,362,345	9,356,707

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
In September of 2006, the Corporation signed a definitive agreement to acquire Fidelity Financial Corporation of Michigan (Fidelity), a commercial bank with seven offices in Oakland County, Michigan. The acquisition significantly expands the Bank’s presence in Oakland County, Michigan. Management believes that the acquisition will be beneficial to the Bank’s customers and the Corporation’s shareholders. This acquisition was completed on January 4, 2007.
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
While maintaining satisfactory asset quality and maximizing profitability, the Bank has sustained substantial asset growth. The expansion of our commercial banking department has been a primary element in the Bank’s asset growth. This growth has been funded primarily by deposits. The Corporation expects to continue its growth in the Metropolitan Detroit market and look for additional acquisitions as they become available.
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
The Bank’s market area consists primarily of the Metropolitan Detroit area. This is a large real estate market and the Bank’s loan portfolio accounts for less than one percent of this market. The Detroit real estate market has been negatively impacted by the unfavorable economic conditions in the State of Michigan. Despite the local economy and its impact on certain industries, many local industries and economies are prospering. The Bank has maintained satisfactory asset quality in this environment by enforcing strong underwriting guidelines and utilizing a diligent loan review process.
Net income during the six months ended June 30, 2007 was affected by a compression in net interest income compared with the same period in 2006. This was the result of competitive pricing pressure in both loans and deposit generation. Additionally, the continuation of a flat treasury yield curve has resulted in lower interest rates spreads than in other reporting periods. Other factors that decreased earnings during the period were the increases in the provision for loan losses and intangible asset amortization. The provision for loan losses was increased significantly during the period as a result of a higher level of non-performing loans. Intangible expense increased due to the amortization of intangible assets related to the acquisition of Fidelity.
The date opened, branch location and branch type of each branch is listed on the following page:

Date Opened	Location	Type of office
February 1994	22290 Michigan Avenue Dearborn, Michigan 48123	Full service retail branch with ATM Regional lending certer

December 1995	24935 West Warren Avenue Dearborn Heights, Michigan 48127	Full service retail branch

August 1997	44623 Five Mile Road Plymouth, Michigan 48170	Full service retail branch with ATM

May 2001	1325 North Canton Center Road Canton, Michigan 48187	Full service retail branch with ATM

December 2001	45000 River Ridge Drive Clinton Township, Michigan 48038	Regional lending center

November 2002	19100 Hall Road Clinton Township, Michigan 48038	Full service retail branch with ATM

February 2003	12820 Fort Street Southgate, Michigan 48195	Full service retail branch with ATM

May 2003	3201 University Drive, Suite 180 Auburn Hills, Michigan 48326	Full service retail branch

October 2004	450 East Michigan Avenue Saline, MI 48176	Full service retail branch with ATM

October 2004	250 West Eisenhower Parkway Ann Arbor, MI 48103	Full service retail branch with ATM Regional lending certer

October 2004	2180 West Stadium Blvd. Ann Arbor, MI 48103	Full service retail branch with ATM

December 2004	1360 Porter Street Dearborn, MI 48123	Loan production office Regional lending center

January 2007	1040 E. Maple Birmingham, MI 48009	Full service retail branch with ATM Regional lending certer

January 2007	3681 W. Maple Birmingham, MI 48301	Full service retail branch with ATM

January 2007	30700 Telegraph Bingham Farms, Mi 48025	Full service retail branch with ATM

January 2007	20000 Twelve Mile Road Southfield, Mi 48076	Full service retail branch with ATM

January 2007	26555 Evergreen Southfield, Mi 48076	Full service retail branch with ATM

January 2007	200 Galleria Officenter Southfield, Mi 48034	Full service retail branch with ATM

January 2007	17117 W. Nine Mile Road Southfield, Mi 48075	Full service retail branch with ATM

April 2007	7755 23 Mile Road Shelby Township, MI 48316	Full service retail branch with ATM

Results of Operations
The Corporation reported net income of $2,005,000 and $3,623,000 for the three and six month periods ended June 30, 2007, compared to net income of $2,056,000 and $4,002,000 for the three and six month periods ended June 30, 2006, a decrease of $51,000 or 2% for the three month period and $379,000 or 9% for the six month period. The decrease in net income during the three and six month periods was primarily due to the decline in net interest margin, the increase in the provision for loan losses and the increase in various non-interest expenses that were primarily related to the acquisition of Fidelity.
Net Interest Income
2007 Compared to 2006. As noted on the two charts on the following pages, net interest income for the three month and six month periods ended June 30, 2007 was $8,595,000 and $17,244,000, compared to $6,956,000 and $13,812,000 for the same periods ended June 30, 2006, an increase of $1,639,000 or 24% for the three month period and $3,432,000 of 25% for the six month period. This increase was caused primarily by the volume of interest earning assets and interest bearing liabilities assumed as a result of the acquisition of Fidelity and partially offset by the declining net interest margin. The Corporation’s interest rate spread was 2.80% and 2.84% for the three month period and six month periods ended June 30, 2007, compared to 3.21% and 3.29% for the same periods in 2006. The Corporation’s net interest margin was 3.57% and 3.61% for the three and six month periods ended June 30, 2007, compared to 3.88% and 3.95% for the same periods in 2006.
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

	Three months ended June 30,			Three months ended June 30,
	2007			2006
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$3,570	$42	4.72%	$7,286	$79	4.35%
Federal funds sold	8,344	109	5.24%	12,159	153	5.05%
Securities, available for sale	12,883	163	5.07%	13,466	152	4.53%
Loans	941,259	17,259	7.35%	686,235	12,678	7.41%

Total earning assets	966,056	17,573	7.30%	719,146	13,062	7.29%
Other assets	83,599			30,809

Total assets	$1,049,655			$749,955

Liabilities and stockholders’ equity
Interest bearing deposits	$749,303	$8,246	4.41%	$562,717	$5,578	3.98%
Other borrowings	51,699	732	5.68%	38,045	528	5.57%

Total interest bearing liabilities	801,002	8,978	4.50%	600,762	6,106	4.08%
Non-interest bearing deposits	99,918			59,013
Other liabilities	4,910			2,357
Stockholders’ equity	143,825			87,823

Total liabilities and stockholders’ equity	$1,049,655			$749,955

Net interest income		$8,595			$6,956

Net interest rate spread			2.80%			3.21%

Net interest margin on earning assets			3.57%			3.88%

	Six months ended June 30,			Six months ended June 30,
	2007			2006
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets Interest-bearing deposits with banks	$1,934	$42	4.38%	$6,427	$146	4.58%
Federal funds sold	9,321	277	5.99%	9,191	221	4.85%
Securities, available for sale	13,657	341	5.04%	15,053	315	4.22%
Loans	938,786	34,384	7.39%	674,979	24,624	7.36%

Total earning assets	963,698	35,044	7.33%	705,650	25,306	7.23%
Other assets	80,859			30,083

Total assets	$1,044,557			$735,733

Liabilities and stockholders’ equity
Interest bearing deposits	$737,350	$16,024	4.38%	$550,146	$10,451	3.83%
Other borrowings	61,353	1,776	5.84%	38,496	1,043	5.46%

Total interest bearing liabilities	798,703	17,800	4.49%	588,642	11,494	3.94%
Non-interest bearing deposits	96,093			58,409
Other liabilities	4,693			1,950
Stockholders’ equity	145,068			86,732

Total liabilities and stockholders’ equity	$1,044,557			$735,733

Net interest income		$17,244			$13,812

Net interest rate spread			2.84%			3.29%

Net interest margin on earning assets			3.61%			3.95%

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

	Three Months Ended June 30,			Six Months Ended June 30.
	2007/2006			2007/2006
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$(44)	7	$(37)	$(98)	$(6)	$(104)
Federal funds sold	(50)	6	(44)	3	53	56
Investment securities, available for sale	(7)	18	11	(38)	64	26
Loans	4,676	(95)	4,581	9,660	100	9,760

Total earning assets	$4,575	$(64)	$4,511	$9,528	$210	$9,738

Liabilities
Interest bearing deposits	$2,052	616	$2,668	$4,056	$1,517	$5,573
Other borrowings	193	11	204	661	72	733

Total interest bearing liabilities	$2,245	$627	$2,872	$4,717	$1,589	$6,306

Net interest income			$1,639			$3,432

Net interest rate spread			(0.41%)			(0.46%)

Net interest margin on earning assets			(0.31%)			(0.34%)

Provision for Loan Losses
2007 Compared to 2006. The provision for loan losses was $289,000 and $906,000 for the three and six month periods ended June 30, 2007, compared to $155,000 and $312,000 for the same periods in 2006, an increase of $134,000 or 86% for the three month period and $594,000 or 190% for the six month period. The provision for loan losses for the three and six month periods ended June 30, 2007 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions. The increase in provision during 2007 was caused primarily by the increase in non-accrual loans during the period.

Non-interest Income
2007 Compared to 2006. Non-interest income was $357,000 and $802,000 for the three and six month periods ended June 30, 2007, compared to $206,000 and $375,000 for the same periods in 2006, an increase of $151,000 or 73% for the three month period and $427,000 or 114% for the six month period. The increase was primarily due to the increase in service charges on deposit accounts and other fees to customers. The increase in service charges on deposit accounts and other fees to customers was primarily due to the additional non-interest bearing accounts that were acquired as a result of the acquisition of Fidelity. The increase in the percentage of non-interest bearing accounts to total deposits from 8.40% to 12.5% was primarily due to the acquisition of Fidelity.
Non-interest Expense
2007 Compared to 2006. Non-interest expense was $5,579,000 and $11,566,000 for the three and six month periods ended June 30, 2007, compared to $3,892,000 and $7,811,000 for the same periods in 2006, an increase of $1,687,000 or 43% for the three month period and $3,755,000 or 48% for the six month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $3,102,000 and $6,654,000 for the three and six month periods ended June 30, 2007, compared to $2,445,000 and $4,877,000 for the same periods in 2006. The primary factors for the increase in salaries and benefits expense was the acquisition of Fidelity and the opening of a branch office in Shelby Township, Michigan in April of 2007. As of June 30, 2007, the number of full time equivalent employees was 214 compared to 157 as of June 30, 2006. This increase is due to employees of Fidelity that were retained by the Bank. Salaries and employee benefits are expected to continue to increase as a result of general staff increases.
The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $887,000 and $1,845,000 for the three and six month periods ended June 30, 2007, compared to $595,000 and $1,225,000 for the same periods in 2006, an increase of $292,000 or 49% for the three month period and $620,000 or 51% for the six month period. This increase is primarily due to the acquisition of Fidelity and its eight buildings.
Income Taxes
2007 Compared to 2006. The income tax expense was $1,079,000 and $1,951,000 for the three and six month periods ended June 30, 2007, compared to $1,059,000 and $2,062,000 for the same periods in 2006, an increase of $20,000 or 2% for the three month period and a decrease of $111,000 or 5% for the six month period. The increase in the three month period was primarily caused by an increase in the Corporation’s tax rate from 34% to 35%, which was partially offset by a decrease in pre-tax income. The decrease in the six month period was primarily a result of the decrease in pre-tax income.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006
Assets. Total assets at June 30, 2007 were $1,046,204,000 compared to $855,931,000 at December 31, 2006, an increase of $190,293,000 or 22%. The increase was primarily due to the increase in loans, goodwill and other intangible assets, partially offset by the decrease in federal funds sold during the period as a result of the acquisition of Fidelity.
Federal Funds Sold. Total federal funds sold at June 30, 2007 were $3,392,000 compared to $64,198,000 at December 31, 2006, a decrease of $60,806,000 or 95%. The decrease in federal funds is the result of funding the acquisition of Fidelity during the period.
Interest bearing deposits with banks. Total interest bearing deposits with banks at June 30, 2007 were $104,000 compared to $8,000 at December 31, 2006, an increase of $96,000. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold. The increase in interest bearing deposits with banks is the result of normal operating activities.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2007 were $1,136,000 compared to $1,823,000 at December 31, 2006, a decrease of $687,000 or 38%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at June 30, 2007 were $11,039,000 compared to $5,878,000 at December 31, 2006, an increase of $5,161,000 or 88%. The increase was due to the acquisition of Fidelity and to collateralize certain government deposits.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized gain of $2,000 at June 30, 2007. The unrealized gain is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was carried at $1,927,000 at June 30, 2007 compared to $1,288,000 at December 31, 2006, an increase of $639,000 or 50%. The increase was due to acquisition of Fidelity.

Loans. Total loans at June 30, 2007 were $945,554,000 compared to $756,420,000 at December 31, 2006, an increase of $189,134,000 or 25%. The increase was primarily due to the acquisition of Fidelity and modest growth of the Bank’s loan portfolio during the past six months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	06/30/07	12/31/06	06/30/06
Consumer loans	$35,666	$32,282	$31,159
Commercial, financial, & other	187,707	130,056	116,089
Commercial real estate construction	136,437	135,306	126,538
Commercial real estate mortgages	534,140	410,829	376,970
Residential real estate mortgages	51,604	47,947	45,296

	945,554	756,420	696,052
Allowance for loan losses	(9,949)	(7,775)	(7,154)

	$935,605	$748,645	$688,898

The following is a summary of non-performing assets (in thousands):

	06/30/07	12/31/06	06/30/06
Over 90 days past due and still accruing	$2,217	$2,101	$982
Non-accrual loans	14,941	5,560	3,982

Total non-performing loans	17,158	7,661	4,964

Real estate owned	3,008	52	—
Other repossessed assets	—	2	—

Other non-performing assets	3,008	54	—

Total non-performing assets	$20,166	$7,715	$4,964

Non-accrual loans at June 30, 2007 were $14,941,000, compared to $5,560,000 at December 31, 2006. The increase in non-accrual loans during the year was primarily due to the downgrading of twenty-six commercial and construction loans for $12,132,000 and partially offset by the charge-off and transfer of two loans for $2,987,000 to real estate owned. There are 10 loans for $3,751,000 included in the downgraded loans that were acquired in the acquisition of Fidelity. The Bank’s impairment analysis indicated that the loans downgraded to non-accrual status during the period required a specific allowance in the allowance for loan losses of $946,000 at June 30, 2007. The distribution of non-accrual loans by loan type is as follows at June 30, 2007:

	Number of
	Loans	Balance
Consumer loans	5	$405
Commercial, financial, & other	7	2,327
Commercial real estate mortgages	15	4,649
Commercial construction	13	7,286
Residential real estate mortgages	3	274

Total non-accrual loans	43	$14,941

Allowance for Loan Losses. The allowance for loan losses was $9,949,000 at June 30, 2007 compared to $7,775,000 at December 31, 2006, an increase of $2,174,000 or 28%. The increase was primarily due to the acquisition of Fidelity and provisions made during the period. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
The following is an analysis of the allowance for loan losses (in thousands):

	Six Months
	Ended	Year Ended	Six Months Ended
	06/30/07	12/31/06	06/30/06
Balance, beginning of year	$7,775	$6,808	$6,808

Allowance on loans acquired	1,704	—	—

Charge-offs:
Consumer loans	87	24	—
Commercial, financial & other	85	139	36
Commercial real estate construction	—	—	—
Commercial real estate mortgages	142	36	36
Residential real estate mortgages	320	38	10
Recoveries:
Consumer loans	5	17	9
Commercial, financial & other	174	218	88
Commercial real estate construction	—	—	—
Commercial real estate mortgages	19	26	19
Residential real estate mortgages	—	—	—

Net charge-offs (recoveries)	436	(24)	(34)

Additions charged to operations	906	943	312

Balance, end of period	$9,949	$7,775	$7,154

Allowance to total loans	1.05%	1.03%	1.03%

Allowance to nonperforming assets	49.34%	100.78%	144.12%

Net charge-offs to average loans	0.05%	0.00%	0.05%

Premises and Equipment. Premises and equipment at June 30, 2007 were $23,268,000 compared to $14,293,000 at December 31, 2006, an increase of $8,975,000 or 63%. The increase is primarily due to the acquisition of Fidelity. In addition, the Bank opened a branch office in Shelby Township, Michigan on April 30, 2007.
Real estate owned. Real estate owned at June 30, 2007 was $3,008,000 compared to $52,000 at December 31, 2006, an increase of $2,956,000 or 5685%. Real estate owned is carried at fair value and at June 30, 2007 is comprised of three residential properties, one commercial property and a development with nineteen building lots.
Goodwill and other intangible assets. Goodwill and other intangible assets were $45,807,000 at June 30, 2007 compared to $7,514,000 at December 31, 2006, an increase of $38,293,000 or 510%. Intangible assets represent the estimated value of core deposit accounts and borrower relationships acquired in the acquisitions of the Bank of Washtenaw and Fidelity. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The gross carrying amount and accumulated amortization of these intangible assets at June 30, 2007 was as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization
Core deposit intangible from acquisition of:
Bank of Washtenaw	$929	$350
Fidelity Financial Corporation of Michigan	8,776	440

Total core deposit intangible	$9,705	$790

Borrower relationship intangible from acquisition of:
Bank of Washtenaw	$1,620	$286
Fidelity Financial Corporation of Michigan	3,552	104

Total borrower relationship intangible	$5,172	$390

Total intangible assets	$14,877	$1,180

The core deposit intangible is being amortized over a period of ten years and the borrower relationship intangible is being amortized over a period of 17 years. At June 30, 2007, the core deposit intangible and borrower relationship intangible amounted to $8,915,000 and $4,782,000, respectively.
The balance of the acquisition price in excess of the fair market value of the assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $32,110,000. Goodwill is defined as an intangible asset with an indefinite useful life and, as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss must be recorded for the excess of the asset’s carrying value over its fair value. There was no impairment at December 31, 2006, when goodwill was most recently tested for impairment.

Accrued Interest Receivable. Accrued interest receivable at June 30, 2007 was $3,833,000 compared to $3,337,000 at December 31, 2006, an increase of $496,000 or 15%. The increase was primarily due to the increase in the Bank’s loan portfolio as a result of the acquisition of Fidelity.
Other Assets. Other assets at June 30, 2007 were $3,464,000 compared to $3,071,000 at December 31, 2006, an increase of $393,000 or 13%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at June 30, 2007 were $830,731,000 compared to $633,216,000 at December 31, 2006, an increase of $197,515,000 or 31%. The following is a summary of the distribution of deposits (in thousands):

	06/30/07	12/31/06	06/30/06
Non-interest bearing:
Demand	$103,641	$53,065	$59,976

Interest bearing:
Checking	$71,454	$62,770	$107,107
Money market	121,795	14,289	21,071
Savings	35,097	42,169	47,021
Time, under $100,000	158,689	130,898	138,088
Time, $100,000 and over	340,055	330,025	239,007

	727,090	580,151	552,294

Total deposits	$830,731	$633,216	$612,270

Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on transaction accounts and institutional deposits. The increase in deposits was primarily due to the acquisition of Fidelity. Additional growth of $10,056,000 was due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a weeklong celebration in March 2007 that highlighted the Bank’s Anniversary and the promotion of a short term time deposit product. Management expects deposits to continue to grow at a similar rate during the remainder of 2007.
The Bank has enacted a strategy to utilize public funds to a higher degree. The Bank will also utilize brokered deposits. The Bank has designated a public funds officer to coordinate and manage these efforts. Public funds consist of interest bearing checking and time deposits of local governmental units. They are the result of strong relationships between the Bank and the communities in the Bank’s marketing area and are considered by the Bank to be core deposits. The following is a summary of the distribution of municipal deposits (in thousands):

	06/30/07	12/31/06	06/30/06
Interest bearing checking	$2,318	$889	$895
Time, $100,000 and over	92,044	115,362	62,571

Total municipal deposits	$94,362	$116,251	$63,466

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $53,737,000, $56,000,000 and $22,290,000 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

Federal Funds Purchased. Federal funds purchased were $21,200,000 at June 30, 2007, compared to $37,300,000 at December 31, 2006, a decrease of $16,100,000 or 43%. The Bank maintains federal funds purchase credit facilities with several financial institutions as additional sources of funds that the Bank may utilize for short-term liquidity purposes.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at June 30, 2007 were $288,000 compared to $619,000 at December 31, 2006, a decrease of $331,000 or 53%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $37,130,000 at June 30, 2007 compared to $25,561,000 at December 31, 2006, an increase of $11,569,000 or 45%. The increase was primarily due to the borrowing of an additional advance by the Bank during the period and the acquisition of additional advances as a result of the acquisition of Fidelity.
Accrued Interest Payable. Accrued interest payable at June 30, 2007 was $3,336,000 compared to $3,734,000 at December 31, 2006, a decrease of $398,000 or 11%. The decrease was primarily due to the change in the payment frequency of the deposit portfolio subsequent to the acquisition of Fidelity.
Other Liabilities. Other liabilities at June 30, 2007 were $757,000 compared to $516,000 at December 31, 2006, an increase of $241,000 or 47%. The increase was primarily due to the increase in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at June 30, 2007 and December 31, 2006. On December 19, 2002, the Corporation issued $10,000,000 of floating rate mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they could be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $131,000 at June 30, 2007.

Capital
Stockholders’ equity at June 30, 2007 was $142,762,000 compared to $144,985,000 as of December 31, 2006, a decrease of $2,223,000 or 2%. The decrease was primarily due to the repurchase of 373,000 common shares by the Corporation during the period, which was partially offset by net income during the period.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2007
Total capital
(to risk weighted assets)
Consolidated	$116,902	11.93%	$78,387	8.00%	N/A	N/A
Bank	111,234	11.40%	78,088	8.00%	$97,610	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	106,953	10.92%	39,193	4.00%	N/A	N/A
Bank	101,285	10.38%	39,044	4.00%	58,566	6.00%
Tier 1 capital
(to average assets)
Consolidated	106,953	10.66%	40,145	4.00%	N/A	N/A
Bank	101,285	10.16%	39,887	4.00%	49,858	5.00%

As of December 31, 2006
Total capital
(to risk weighted assets)
Consolidated	$155,252	19.69%	$63,066	8.00%	N/A	N/A
Bank	85,451	11.06%	61,826	8.00%	$77,283	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	147,477	18.71%	31,533	4.00%	N/A	N/A
Bank	77,676	10.05%	30,913	4.00%	46,370	6.00%
Tier 1 capital
(to average assets)
Consolidated	147,477	18.12%	32,555	4.00%	N/A	N/A
Bank	77,676	10.11%	30,739	4.00%	38,424	5.00%
Based on the respective regulatory capital ratios at June 30, 2007 and December 31, 2006, the Corporation and Bank are considered well capitalized.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2007, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
(In thousands)	1-90	91-365	1-5	Over
	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$3,392	$—	$—	$—	$3,392
Interest bearing deposits with Banks	104	—	—	—	104
Mortgage loans held for sale	1,136	—	—	—	1,136
Securities available for sale	2,300	7,624	965	150	11,039
Federal Home Loan Bank stock	1,927	—	—	—	1,927
Total loans, net of non-accrual	281,308	89,175	518,687	41,443	930,613

Total earning assets	290,167	96,799	519,652	41,593	948,211

Interest bearing liabilities
Total interest bearing deposits	474,304	193,994	58,544	248	727,090
Federal Home Loan Bank advances	561	10,394	26,175	—	37,130
Other Borrowings	21,488	—	—	—	21,488
Trust preferred securities	10,000	—	—	—	10,000

Total interest bearing liabilities	506,353	204,388	84,719	—	795,708

Net asset (liability) funding gap	(216,186)	(107,589)	434,933	41,345	$152,503

Cumulative net asset (liability) funding gap	$(216,186)	$(323,775)	$111,158	$152,503

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
The following tables provide information about the Bank’s contractual obligations and commitments at June 30, 2007 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Securities sold under agreements to repurchase	$288	$—	$—	$—	$288
Certificates of deposit	439,952	38,963	19,581	248	498,744
Long-term borrowings	10,955	25,323	852	—	37,130
Lease commitments	774	1,413	655	—	2,842
Subordinated debentures	—	—	—	10,000	10,000

Totals	$451,969	$65,699	$21,088	$10,248	$549,004

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Unused loan commitments	$122,311	$19,383	$4,171	$20,060	$165,925
Standby letters of credit	5,232	4,135	—	—	9,367

Totals	$127,543	$23,518	$4,171	$20,060	$175,292

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
Item 4. Controls and Procedures
Disclosure Controls and Procedures – As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2007.
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

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
The Corporation held its regular annual meeting of stockholders on May 15, 2007. The first matter for consideration was the re-election of directors. Four directors were re-elected to serve three year terms expiring in 2009. The voting results were as follows:

Nominee	Total For
Margaret I. Campbell	8,094,127
John E. Demmer	7,124,772
Michael V. Dorian Jr.	8,091,447
Donald G. Karcher	7,085,393
The second matter for consideration was the proposed amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares. The amendment passed as 7,651,774 votes were cash in favor of the amendment. The votes cast in favor of the proposal represents approximately 88% of the total votes cast.
ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.
(a)	Exhibits

Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	A Form 8-K Report, dated April 18, 2007 was filed during the quarter ended June 30, 2007.

A Form 8-K Report, dated April 19, 2007 was filed during the quarter ended June 30, 2007.

A Form 8-K Report, dated April 26, 2007 was filed during the quarter ended June 30, 2007.

A Form 8-K Report, dated May 15, 2007 was filed during the quarter ended June 30, 2007.

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
Date: August 9, 2007