Form 10-Q
period 2007-09-30
DEARBORN BANCORP INC /MI/
filed 2007-11-09
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2007.
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
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of October 31, 2007.

Class	Shares Outstanding
Common Stock	8,431,913
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in rule 12b-2 of the 1934 Securities Exchange Act).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act. Yes ☐ No ☑

DEARBORN BANCORP, INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets – September 30, 2007, December 31, 2006 and September 30, 2006	4

Consolidated Statements of Income — For the Three and Nine Months Ended September 30, 2007 and 2006	5

Consolidated Statements of Comprehensive Income — For the Three and Nine Months Ended September 30, 2007 and 2006	6

Consolidated Statements of Cash Flows — For the Three and Nine Months Ended September 30, 2007 and 2006	7

Notes to Consolidated Financial Statements	9-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital	19-36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37-39

Item 4. Controls and Procedures	40

Part II. Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 6. Exhibits and Reports on Form 8-K	41

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5 Other Information

SIGNATURES	42
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the consolidated balance sheets of Dearborn Bancorp, Inc. (“the Corporation”) as of September 30, 2007 and 2006 and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2007 and 2006 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.
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
/s/ Crowe Chizek and Company LLC
Grand Rapids, Michigan
November 9, 2007

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	09/30/07	12/31/06	09/30/06
ASSETS
Cash and cash equivalents
Cash and due from banks	$14,929	$5,824	$8,975
Federal funds sold	7,031	64,198	9,093
Interest bearing deposits with banks	100	8	52

Total cash and cash equivalents	22,060	70,030	18,120

Mortgage loans held for sale	384	1,823	1,096
Securities, available for sale	10,640	5,878	5,837
Federal Home Loan Bank stock	1,927	1,288	1,290
Loans
Loans	945,622	756,420	741,030
Allowance for loan losses	(10,309)	(7,775)	(7,615)

Net loans	935,313	748,645	733,415

Premises and equipment, net	23,043	14,293	14,173
Real estate owned	3,338	52	52
Goodwill	34,028	5,473	5,473
Other intangible assets	11,551	2,041	2,103
Accrued interest receivable	4,258	3,337	2,868
Other assets	5,416	3,071	3,372

Total assets	$1,051,958	$855,931	$787,799

LIABILITIES
Deposits
Non-interest bearing deposits	$92,770	$53,065	$54,292
Interest bearing deposits	768,764	580,151	596,819

Total deposits	861,534	633,216	651,111

Other liabilities
Federal funds purchased	—	37,300	10,200
Securities sold under agreements to repurchase	491	619	631
Federal Home Loan Bank advances	36,429	25,561	25,561
Other liabilities	619	516	421
Accrued interest payable	3,361	3,734	2,508
Subordinated debentures	10,000	10,000	10,000

Total liabilities	912,434	710,946	700,432

STOCKHOLDERS’ EQUITY
Common stock - 20,000,000 shares authorized, 8,471,913 shares at 09/30/07, 8,975,085 shares at 12/31/06; and 5,617,565 shares at 09/30/06	137,837	144,907	85,353
Retained earnings	1,675	84	2,025
Accumulated other comprehensive income (loss)	12	(6)	(11)

Total stockholders’ equity	139,524	144,985	87,367

Total liabilities and stockholders’ equity	$1,051,958	$855,931	$787,799

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	09/30/07	09/30/06	09/30/07	09/30/06
Interest income
Interest on loans, including fees	$17,565	$13,505	$51,949	$38,129
Interest on securities, available for sale	160	204	501	519
Interest on federal funds	84	155	361	376
Interest on deposits with banks	42	6	84	152

Total interest income	17,851	13,870	52,895	39,176

Interest expense
Interest on deposits	8,663	6,332	24,687	16,783
Interest on other borrowings	497	467	1,808	1,100
Interest on subordinated debentures	190	225	655	635

Total interest expense	9,350	7,024	27,150	18,518

Net interest income	8,501	6,846	25,745	20,658
Provision for loan losses	4,060	470	4,966	782

Net interest income after provision for loan losses	4,441	6,376	20,779	19,876

Non-interest income
Service charges on deposit accounts	290	184	939	507
Fees for other services to customers	29	12	98	38
Gain on the sale of loans	34	(8)	135	102
Write-down of real estate	(496)	—	(596)	—
Loss on the sale of real estate	—	—	—	(103)
Gain on the sale of securities	—	9	—	9
Other income	39	13	122	32

Total non-interest income	(104)	210	698	585

Non-interest expenses
Salaries and employee benefits	3,137	2,637	9,791	7,514
Occupancy and equipment expense	903	602	2,748	1,827
Amortization of intangible assets	240	63	912	188
Advertising and marketing	119	138	339	339
Stationery and supplies	124	124	480	285
Professional services	301	220	787	578
Data processing	114	124	442	380
Other operating expenses	553	306	1,558	914

Total non-interest expenses	5,491	4,214	17,057	12,025

Income (loss) before income tax provision	(1,154)	2,372	4,420	8,436
Income tax provision (benefit)	(299)	807	1,652	2,869

Net income (loss)	$(855)	$1,565	$2,768	$5,567

Per share data:
Net income (loss) — basic	$(0.10)	$0.26	$0.32	$0.93
Net income (loss) — diluted	$(0.10)	$0.25	$0.31	$0.89

Weighted average number of shares outstanding — basic	8,510,207	5,927,333	8,692,562	5,966,112
Weighted average number of shares outstanding — diluted	8,510,207	6,238,365	8,935,941	6,278,024
The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	09/30/07	09/30/06	09/30/07	09/30/06
Net income (loss)	($855)	$1,565	$2,768	$5,567
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during during period	15	4	25	15
Deferred tax effects	(5)	(1)	(7)	(5)

Other comprehensive income	10	3	18	10

Comprehensive income (loss)	($845)	$1,568	$2,786	$5,577

The accompanying notes are an integral part of these consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands)	9/30/2007	9/30/2006
Cash flows from operating activities
Interest and fees received	$51,974	$38,897
Interest paid	(27,523)	(17,693)
Proceeds from sale of mortgages held for sale	16,365	16,810
Origination of mortgages held for sale	(14,791)	(16,611)
Taxes paid	(3,322)	(3,490)
Loss on sale of real estate owned	—	(103)
Cash paid to suppliers and employees	(18,803)	(10,993)

Net cash provided by operating activities	3,900	6,817

Cash flows from investing activities
Proceeds from the sale of securities available for sale	18,007	—
Proceeds from calls, maturities and repayments of of securities available for sale	6,657	30,669
Purchases of securities available for sale	(29,198)	(19,039)
(Purchase) sale of Federal Home Loan Bank stock	(639)	3
Increase in loans, net of payments received	(13,785)	(83,968)
Purchases of property and equipment	(5,108)	(1,087)
Net cash paid in Fidelity acquisition	(32,122)	—

Net cash used in investing activities	(56,188)	(73,422)

Cash flows from financing activities
Net decrease in non-interest bearing deposits	(6,303)	(5,360)
Net increase in interest bearing deposits	47,074	74,033
Decrease in other borrowings	(128)	(27)
Net increase (decrease) in federal funds purchased	(37,300)	10,200
Proceeds from Federal Home Loan Bank advances	9,101	(984)
Purchase of common stock	(8,411)	(2,824)
Exercise of stock options	62	174
Tax benefit of stock options exercised	223	58

Net cash provided by financing activities	4,318	75,270

Increase (decrease) in cash and cash equivalents	(47,970)	8,665
Cash and cash equivalents at the beginning of the period	70,030	9,455

Cash and cash equivalents at the end of the period	$22,060	$18,120

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
(In thousands)	9/30/2007	9/30/2006
Reconciliation of net income to net cash provided by operating activities
Net income	$2,768	$5,567
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,966	782
Depreciation and amortization expense	1,070	706
Restricted stock award expense	(84)	101
Stock option expense	(36)	45
Accretion of discount on securities	(202)	(272)
Amortization of premium on securities	1	8
Writedown of other real estate owned	596	—
Amortization of intangible assets	911	188
(Increase) decrease in mortgages held for sale	1,439	(55)
(Increase) decrease in interest receivable	323	(282)
(Increase) decrease in other assets	(5,286)	825
Increase (decrease) in interest payable	(710)	(257)
Decrease in other liabilities	(1,856)	(539)

Net cash provided by operating activities	$3,900	$6,817

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$3,911	$91

Noncash investing activities:
Fidelity Bank acquisition:
Loans acquired	178,052	—
Premises and equipment acquired	9,214	—
Acquisition intangibles recorded	38,977	—
Other assets acquired	2,194	—
Deposits assumed	(187,635)	—
Borrowings assumed	(1,767)	—
Other liabilities assumed	(2,299)	—

Net assets acquired	$36,736	—

The accompanying notes are an integral part of these consolidated financial statements.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.	Accounting and Reporting Policies

The consolidated financial statements of Dearborn Bancorp, Inc. (the “Corporation”) include the consolidation of its only subsidiary, Fidelity Bank (the “Bank”), formerly known as Community Bank of Dearborn. As discussed in Note E, the Corporation acquired Fidelity Financial Corporation of Michigan and its subsidiary, Fidelity Bank on January 4, 2007. As a result of the acquisition, Fidelity Bank was merged into the Corporation’s subsidiary. On April 30, 2007, the Community Bank of Dearborn was renamed Fidelity Bank. The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to practice within the banking industry.

The consolidated financial statements of the Corporation as of September 30, 2007 and 2006, and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006 reflect all adjustments, consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results of operations for the entire year.

The consolidated financial statements as of September 30, 2007 and 2006, and for the three and nine months ended September 30, 2007 and 2006 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s 2006 Annual Report on Form 10-K.

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these material judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities and other financial instruments and assessing other than temporary impairment of securities.

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

Stock options for 35,244 and 33,565 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2007 and 2006, respectively, because they were antidilutive. Stock options for 515,401 and 33,565 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2007 and 2006, respectively because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

Effect of Newly Issued Accounting Standards

Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), was adopted as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more than likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Corporation’s consolidated financial statements. The Corporation is no longer subject to examination by federal taxing authorities for years before 2004.

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

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions abour risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Corporation has not completed its evaluation of the impact of the adoption of this standard.

B.	Securities Available For Sale

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$9,534	$6	($2)	$9,538
Municipal bonds	759	10	—	769
Mortgage backed securities	330	3	—	333

Totals	$10,623	$19	($2)	$10,640

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$4,982	$—	($14)	$4,968
Municipal bonds	497	4	—	501
Mortgage backed securities	407	2	—	409

Totals	$5,886	$6	($14)	$5,878

The amortized cost and fair value of securities available for sale at September 30, 2007 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in less than three months	$5,740	$5,743
Due in three months through one year	3,794	3,795
Due in one year through five years	759	769
Mortgage backed securities	330	333

Totals	$10,623	$10,640

B.	Securities Available For Sale (con’t)

The entire portfolio has a net unrealized gain of $17,000 at September 30, 2007. Securities with unrealized losses at September 30, 2007, aggregated by investment category and the length of time that the securities have been in a continuous loss position, are as follows (in thousands):

	Fair Value	Unrealized Loss
Investment category
US treasury securities	$4,315	$2

Total temporarily impaired	$4,315	$2

	Fair Value	Unrealized Loss
Length of time in a continuous loss position
Less than one year	$2,315	$1
One to three years	2,000	1

Total temporarily impaired	$4,315	$2

Unrealized losses on securities, available for sale at September 30, 2007 have not been recognized because these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is believed to be largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date.

The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Allowance for Loan Losses

The following is a summary of non-performing assets at September 30, 2007 and December 31, 2006 (in thousands):

	09/30/07	12/31/06
Over 90 days past due and still accruing	$2,673	$2,101
Non-accrual loans	17,297	5,560

Total non-performing loans	19,970	7,661

Real estate owned	3,338	52
Other repossessed assets	0	2

Other non-performing assets	3,338	54

Total non-performing assets	$23,308	$7,715

Activity in the allowance for loan losses for the three and nine month periods ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	09/30/07	09/30/06
Balance, beginning of period	$9,949	$7,154

Charge-offs	3,887	32
Recoveries	187	23

Net charge-offs	3,700	9

Provision for loan losses	4,060	470

Balance, end of period	$10,309	$7,615

	Nine Months	Nine Months
	Ended	Ended
	09/30/07	09/30/06
Balance, beginning of period	$7,775	$6,808

Allowance on loans from acquisition	1,704	—

Charge-offs	4,521	114
Recoveries	385	139

Net charge-offs (recoveries)	4,136	(25)

Provision for loan losses	4,966	782

Balance, end of period	$10,309	$7,615

D.	Incentive Stock Plans

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

A summary of the option activity in the 1994 Plan follows:

			Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2007	—	468,423	$8.16
Exercised	—	(14,741)	4.41

Outstanding at September 30, 2007	—	453,682	$8.29
For the options outstanding at September 30, 2007, the range of exercise prices was $4.18 to $14.65 per share with a weighted-average remaining contractual term of 3.7 years. At September 30, 2007, 453,682 options were exercisable at weighted average exercise price of $8.29 per share. The intrinsic value of options exercised during the year was approximately $206,000 and the intrinsic value of options outstanding at September 30, 2007 was approximately $2,102,000.

During 2005, the Corporation initiated the 2005 Long-Term Incentive Plan. Under this plan, up to 347,248 shares may be granted to officers and employees of the Bank. This plan provides that stock awards may take the form of any combination of options, restricted shares, restricted share units or performance awards.

The administration of the plan, including the granting of awards and the nature of those awards, is determined by the Corporation’s Compensation Committee. The Corporation’s Board of Directors approved grants of performance-based stock options and restricted stock in 2005 and 2006. The awards have a term of ten years and typically vest fully three years from the grant date. In order for vesting to occur, the Corporation must meet certain performance criteria over the vesting period. The actual cost of these awards could range from zero to 150% of the currently recorded compensation cost, depending on the Corporation’s actual performance. The expected compensation cost of the performance-based awards was being calculated assuming the Corporation’s attainment of “target” performance goals over the vesting period of the awards. In the third quarter of 2007, the performance awards were modified because the original performance criteria and vesting requirements were no longer considered to be reasonable or attainable and the Corporation wanted to maintain more practical incentives for the award recipients. The cost recorded by the Corporation was adjusted during the third quarter of 2007 by reversing the expense recorded for the original awards and recognizing expense for the modified awards based on the vesting to date and the modified terms and performance targets.

D.	Incentive Stock Plans (con’t)

Accounting for the modified performance-based awards is summarized as follows:

Stock Options Granted — The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At September 30, 2007, there were 35,251 stock options granted with a weighted average exercise price, as modified, of $13.06. These options are eligible to vest fully three years from grant date.

The Corporation reversed expense related to stock options of $120,000 and recognized compensation expense of $40,000 in the third quarter of 2007 due to the award modifications. The expense that was reversed is comprised of $76,000 from the grant date through December 31, 2006 and $44,000 for the nine months ended September 30, 2007. The expense for the modified awards recognized related to stock options is comprised of $20,000 from the grant date through December 31, 2006 and $20,000 for the nine months ended September 30, 2007.

Restricted Stock Grants — Restricted stock was awarded to officers in 2005 and 2006. The restricted stock is eligible to vest three years from grant date. At September 30, 2007, there were 23,956 shares of restricted stock outstanding.

The Corporation reversed expense related to restricted stock of $270,000 and recognized expense of $87,000 in the third quarter of 2007 due to the award modifications. The expense that was reversed is comprised of $172,000 from the grant date through December 31, 2006 and $98,000 for the nine months ended September 30, 2007. The expense for the modified awards recognized related to restricted stock is comprised of $45,000 from the grant date through December 31, 2006 and $42,000 for the nine months ended September 30, 2007.

E.	Acquisition

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

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. There are refinements in the process of allocating the purchase price that have not been entirely completed. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment annually. Goodwill and other intangible assets are tax deductible over 15 years. Currently, identified intangible assets from the acquisition of Fidelity subject to amortization are $10,422,000. Goodwill from the acquisition of Fidelity aggregates to $28,555,000.

The table displayed on the following page presents pro forma information for the Corporation including the acquisition of Fidelity for the three and nine months ended September 30, 2006 as if the acquisition had occurred at the beginning of 2006. The pro forma financial information does not purport to be indicative of the operating results or financial position that would have actually occurred or existed if the transactions had occurred on the dates indicated, nor is it indicative of our future operating results or our financial position.

E.	Acquisition (con’t)

	Three Months Ended	Nine Months Ended
(In thousands, except share and per share data	09/30/06	09/30/06
Interest income	$17,925	$50,925
Interest expense	8,390	22,116

Net interest income	9,535	28,809
Provision for loan losses	560	1,032

Net interest income after provision for loan losses	8,975	27,777

Non-interest income	563	1,687
Non-interest expense	6,193	18,456

Income before income tax provision	3,345	11,008
Income tax provision	1,139	3,744

Net income	$2,206	$7,264

Per share data:
Net income — basic	$0.25	$0.80
Net income — diluted	$0.24	$0.78

Weighted average shares outstanding — basic	8,991,496	9,030,275
Weighted average shares outstanding — diluted	9,302,528	9,342,187
F.	Stockholders’ Equity

Stockholders’ equity at September 30, 2007 was $139,524,000 compared to $144,985,000 as of December 31, 2006. Activity in Stockholders’ equity during 2007 is listed below (in thousands):

Amount
Balance, beginning of period	$144,985

Purchase of common stock (527,300 shares)	(8,411)
Stock awards and options earned	(121)
Exercise of stock options (14,741 shares)	62
Tax effect of exersised stock options	223
Net income	2,768
Other comprehensive income	18

Balance, end of period	$139,524

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
Subsequent to the commencement of business in Dearborn, Michigan in 1994, the Bank opened five additional offices in Wayne County, Michigan. Since 2001, the Bank opened two offices in Macomb County, Michigan and the Bank opened an office in Oakland County, Michigan in 2003.
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
The Bank opened a full service banking office in Shelby Township, Michigan on April 30, 2007. The Bank closed a full service branch office in Southfield, Michigan on August 17, 2007. The Bank currently operates nineteen banking offices in Wayne, Macomb, Oakland and Washtenaw Counties, Michigan.
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
The Bank’s market area consists primarily of the Metropolitan Detroit area. This is a large real estate market and the Bank’s loan portfolio accounts for less than one percent of this market. The Detroit real estate market has been negatively impacted by the unfavorable economic conditions in the State of Michigan. Despite the local economy and its impact on certain industries, many local industries and economies are prospering. The Bank has maintained asset quality in this environment by enforcing strong underwriting guidelines and utilizing a diligent loan review process. Despite these measures, the Bank has recorded charge-offs of certain loans, as the value of the underlying collateral of certain non-performing loans has continued to decline. Additionally, the carrying values of real estate owned properties have been adjusted appropriately, as the market value of the real estate has declined.
The Corporation recorded a net loss of ($855,000) and net income of $2,768,000 during the three months and nine months ended September 30, 2007. The loss was primarily due to the provision for loan losses and the write-down of real estate owned. The provision for loan losses is determined by the internal analysis of the allowance for loan losses and the large increase during the quarter was the result of a higher level of non-performing loans and net charge-offs. Net charge-offs amounted to $3,700,000 and $4,136,000 during the three and nine month periods ended September 30, 2007, respectively. The Corporation also wrote down the value of two real estate properties in the amount of $496,000 and $596,000 during the three and nine month periods ended September 30, 2007, respectively.
Income during the period was also impacted by a compression in net interest income compared with the same period in 2006. This was the result of competitive pricing pressure in both loans and deposit generation. Additionally, the continuation of a flat treasury yield curve has resulted in lower interest rate spreads than in other reporting periods.

The date opened, branch location and branch type of each branch is listed on the following page:

Date Opened	Location	Type of office

February 1994	22290 Michigan Avenue	Full service retail branch with ATM
	Dearborn, Michigan 48123	Regional lending certer

December 1995	24935 West Warren Avenue	Full service retail branch
Dearborn Heights, Michigan 48127

August 1997	44623 Five Mile Road	Full service retail branch with ATM
Plymouth, Michigan 48170

May 2001	1325 North Canton Center Road	Full service retail branch with ATM
Canton, Michigan 48187

December 2001	45000 River Ridge Drive	Regional lending center
Clinton Township, Michigan 48038

November 2002	19100 Hall Road	Full service retail branch with ATM
Clinton Township, Michigan 48038

February 2003	12820 Fort Street	Full service retail branch with ATM
Southgate, Michigan 48195

May 2003	3201 University Drive, Suite 180	Full service retail branch
Auburn Hills, Michigan 48326

October 2004	450 East Michigan Avenue	Full service retail branch with ATM
Saline, MI 48176

October 2004	250 West Eisenhower Parkway	Full service retail branch with ATM
	Ann Arbor, MI 48103	Regional lending certer

October 2004	2180 West Stadium Blvd.	Full service retail branch with ATM
Ann Arbor, MI 48103

December 2004	1360 Porter Street	Loan production office
	Dearborn, MI 48123	Regional lending center

January 2007	1040 E. Maple	Full service retail branch with ATM
	Birmingham, MI 48009	Regional lending certer

January 2007	3681 W. Maple	Full service retail branch with ATM
Birmingham, MI 48301

January 2007	30700 Telegraph	Full service retail branch with ATM
Bingham Farms, Mi 48025

January 2007	20000 Twelve Mile Road	Full service retail branch with ATM
Southfield, Mi 48076

January 2007	26555 Evergreen	Full service retail branch with ATM
Southfield, Mi 48076

January 2007	200 Galleria Officenter	Full service retail branch with ATM
Southfield, Mi 48034

April 2007	7755 23 Mile Road	Full service retail branch with ATM
Shelby Township, MI 48316

Results of Operations
The Corporation reported a net loss of ($855,000) and net income of $2,768,000 for the three and nine month periods ended September 30, 2007, compared to net income of $1,565,000 and $5,567,000 for the same periods in 2006. The net loss during the three months ended September 30, 2007 and decreased net income during the nine months ended September 30, 2007 were primarily due to higher provision for loan losses, the write-downs of foreclosed real estate properties and increased non-interest expenses during the period. The increase in provision for loan losses and the write-down of two real estate properties during the period were primarily due to the collapse of the residential real estate market in Southeastern Michigan, which has impacted our portfolio of land development and commercial construction loans and is the primary cause of the increase in non-performing loans. These loans were well-collateralized loans with well-established real estate developers and home builders. However, the demand for new residential construction in Southeastern Michigan has diminished dramatically. The increase in various non-interest expenses were primarily related to the acquisition of Fidelity.
Net Interest Income
2007 Compared to 2006. As noted on the two charts on the following pages, net interest income for the three month and nine month periods ended September 30, 2007 was $8,501,000 and $25,745,000, compared to $6,846,000 and $20,658,000 for the same periods in 2006, an increase of $1,655,000 or 24% for the three month period and $5,087,000 of 25% for the nine month period. This increase was caused primarily by the volume of interest earning assets and interest bearing liabilities assumed as a result of the acquisition of Fidelity and partially offset by the declining net interest margin. The Corporation’s interest rate spread was 2.72% and 2.80% for the three month period and nine month period ended September 30, 2007, compared to 2.94% and 3.17% for the same periods in 2006. The Corporation’s net interest margin was 3.48% and 3.56% for the three and nine month periods ended September 30, 2007, compared to 3.65% and 3.84% for the same periods in 2006.
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

The following table sets forth certain information relating to the Corporation’s consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans are included in the loan category.

	Three months ended September 30,			Three months ended September 30,
	2007			2006
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$3,553	$42	4.69%	$491	$6	4.85%
Federal funds sold	6,983	84	4.77%	11,436	155	5.38%
Securities available for sale	12,672	160	5.01%	17,307	204	4.68%
Loans (1)	946,732	17,565	7.36%	715,783	13,505	7.48%

Total earning assets	969,940	17,851	7.30%	745,017	13,870	7.38%
Other assets	82,245			29,712

Total assets	$1,052,185			$774,729

Liabilities and stockholders’ equity
Interest bearing deposits	$759,712	$8,663	4.52%	$578,425	$6,332	4.34%
Other borrowings	50,028	687	5.45%	48,621	692	5.65%

Total interest bearing liabilities	809,740	9,350	4.58%	627,046	7,024	4.44%
Non-interest bearing deposits	95,247			57,649
Other liabilities	4,094			2,486
Stockholders’ equity	143,104			87,548

Total liabilities and stockholders’ equity	$1,052,185			$774,729

Net interest income		$8,501			$6,846

Net interest rate spread			2.72%			2.94%

Net interest margin on earning assets			3.48%			3.65%

(1)	Non-accrual loans included

	Nine months ended September 30,			Nine months ended September 30,
	2007			2006
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$2,479	$84	4.53%	$4,427	$152	4.59%
Federal funds sold	8,546	361	5.65%	9,929	376	5.06%
Securities available for sale	13,327	501	5.03%	15,849	519	4.38%
Loans (1)	942,000	51,949	7.37%	688,178	38,129	7.41%

Total earning assets	966,352	52,895	7.32%	718,383	39,176	7.29%
Other assets	81,286			30,508

Total assets	$1,047,638			$748,891

Liabilities and stockholders’ equity
Interest bearing deposits	$744,886	$24,687	4.43%	$559,676	$16,783	4.01%
Other borrowings	57,543	2,463	5.72%	41,908	1,735	5.54%

Total interest bearing liabilities	802,429	27,150	4.52%	601,584	18,518	4.12%
Non-interest bearing deposits	95,799			58,152
Other liabilities	4,990			2,128
Stockholders’ equity	144,420			87,027

Total liabilities and stockholders’ equity	$1,047,638			$748,891

Net interest income		$25,745			$20,658

Net interest rate spread			2.80%			3.17%

Net interest margin on earning assets			3.56%			3.84%

(1)	Non-accrual loans included

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

	Three Months Ended September 30,			Nine Months Ended September 30.
	2007/2006			2007/2006
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$36	—	$36	($67)	($1)	($68)
Federal funds sold	(54)	(17)	(71)	(44)	29	(15)
Securities available for sale	(58)	14	(44)	(72)	54	(18)
Loans	4,283	(223)	4,060	13,938	(118)	13,820

Total earning assets	$4,207	$(226)	$3,981	$13,755	$(36)	$13,719

Liabilities
Interest bearing deposits	$2,069	262	$2,331	$6,724	$1,180	$7,904
Other borrowings	19	(24)	(5)	689	39	728

Total interest bearing liabilities	$2,088	$238	$2,326	$7,413	$1,219	$8,632

Net interest income			$1,655			$5,087

Net interest rate spread			(0.22%)			(0.38%)

Net interest margin on earning assets			(0.17%)			(0.28%)

Provision for Loan Losses
2007 Compared to 2006. The provision for loan losses was $4,060,000 and $4,966,000 for the three and nine month periods ended September 30, 2007, compared to $470,000 and $782,000 for the same periods in 2006, an increase of $3,590,000 or 764% for the three month period and $4,184,000 or 535% for the nine month period. The provision for loan losses is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions. The increase in provision during 2007 was due primarily to the increase in non-accrual loans and net charge-offs during the period as a result of the collapse of the residential real estate market in Southeastern Michigan. These economic conditions have impacted our portfolio of land development and commercial construction loans and is the primary cause of the increase in non-performing loans. At the time of origination, these loans were well-collateralized loans with well-established real estate developers and home builders. However, the underlying value of our collateral related to these types of loans has declined as the demand for new residential construction in Southeastern Michigan has diminished dramatically.
Non-interest Income
2007 Compared to 2006. Non-interest income was ($104,000) and $698,000 for the three and nine month periods ended September 30, 2007, compared to $210,000 and $585,000 for the same periods in 2006, a decrease of $314,000 or 150% for the three month period and an increase of $113,000 or 19% for the nine month period. The decrease during the three month period was primarily due to the write-down of two real estate properties and partially offset by an increase in service charges on deposit accounts. The increase during the nine month period was primarily due to increases in service charges on deposit accounts and fees for other services to customers and substantially offset by the write-down of two real estate properties. The increases in service charges on deposit accounts and fees for other services to customers were primarily due to the additional non-interest bearing accounts that were acquired as a result of the acquisition of Fidelity. The increase in the percentage of non-interest bearing accounts to total deposits from 8.38% to 10.77% in 2007 was primarily due to the acquisition of Fidelity.

Non-interest Expense
2007 Compared to 2006. Non-interest expense was $5,491,000 and $17,057,000 for the three and nine month periods ended September 30, 2007, compared to $4,214,000 and $12,025,000 for the same periods in 2006, an increase of $1,277,000 or 30% for the three month period and $5,032,000 or 42% for the nine month period. The largest component of non-interest expense was salaries and employee benefits which amounted to $3,137,000 and $9,791,000 for the three and nine month periods ended September 30, 2007, compared to $2,637,000 and $7,514,000 for the same periods in 2006. The primary factors for the increase in salaries and benefits expense was the acquisition of Fidelity and the opening of a branch office in Shelby Township, Michigan in April of 2007. As of September 30, 2007, the number of full time equivalent employees was 208 compared to 156 as of September 30, 2006. This increase is primarily due to employees of Fidelity that were retained by the Bank. Salaries and employee benefits are expected to continue to increase as a result of general staff increases.
The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $903,000 and $2,748,000 for the three and nine month periods ended September 30, 2007, compared to $602,000 and $1,827,000 for the same periods in 2006, an increase of $301,000 or 50% for the three month period and $921,000 or 51% for the nine month period. This increase is primarily due to the acquisition of Fidelity and its eight buildings and the opening of a branch office in Shelby Township, Michigan on April 30, 2007.
Income Taxes
2007 Compared to 2006. The Corporation recognized an income tax benefit of $299,000 and income tax expense of $1,652,000 for the three and nine month periods ended September 30, 2007, compared to $807,000 and $2,869,000 for the same periods in 2006, a decrease of $1,106,000 or 70% for the three month period and $2,062,000 or 72% for the nine month period. The decrease in both periods was primarily a result of the decrease in pre-tax income and the expiration of a loss carryforward.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006
Assets. Total assets at September 30, 2007 were $1,051,958,000 compared to $855,931,000 at December 31, 2006, an increase of $196,027,000 or 23%. The increase was primarily due to the increase in loans, goodwill and other intangible assets, partially offset by the decrease in federal funds sold during the period as a result of the acquisition of Fidelity.
Federal Funds Sold. Total federal funds sold at September 30, 2007 were $7,031,000 compared to $64,198,000 at December 31, 2006, a decrease of $57,167,000 or 89%. The decrease in federal funds sold is the result of funding the acquisition of Fidelity during the period.
Interest bearing deposits with banks. Total interest bearing deposits with banks at September 30, 2007 were $100,000 compared to $8,000 at December 31, 2006, an increase of $92,000. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold. The increase in interest bearing deposits with banks is the result of normal operating activities.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2007 were $384,000 compared to $1,823,000 at December 31, 2006, a decrease of $1,439,000 or 79%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities Available for Sale. Total securities available for sale at September 30, 2007 were $10,640,000 compared to $5,878,000 at December 31, 2006, an increase of $4,762,000 or 81%. The increase was due to the acquisition of Fidelity and to collateralize certain government deposits.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized gain of $17,000 at September 30, 2007. The unrealized gain is reflected by an adjustment to stockholders’ equity, net of deferred tax effects.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was carried at $1,927,000 at September 30, 2007 compared to $1,288,000 at December 31, 2006, an increase of $639,000 or 50%. The increase was due to the acquisition of Fidelity.
Loans. Total loans at September 30, 2007 were $945,622,000 compared to $756,420,000 at December 31, 2006, an increase of $189,202,000 or 25%. The increase was primarily due to the acquisition of Fidelity and modest growth of the Bank’s loan portfolio during the past nine months. Major categories of loans included in the loan portfolio are as follows (in thousands):

	09/30/07	12/31/06	09/30/06
Consumer loans	$35,696	$32,282	$33,261
Commercial, financial, & other	188,155	130,056	127,024
Commercial construction — residential property	47,435	55,696	56,589
Commercial construction — non residential property	43,689	41,360	44,346
Land development loans — residential property	24,643	22,380	21,248
Land development loans — non residential property	14,961	15,870	11,018
Commercial real estate mortgages	537,068	410,829	402,008
Residential real estate mortgages	53,975	47,947	45,536

	945,622	756,420	741,030
Allowance for loan losses	(10,309)	(7,775)	(7,615)

	$935,313	$748,645	$733,415

The following is a summary of non-performing assets (in thousands):

	09/30/07	12/31/06	09/30/06
Over 90 days past due and still accruing	$2,673	$2,101	$189
Non-accrual loans	17,297	5,560	4,602

Total non-performing loans	19,970	7,661	4,791

Real estate owned	3,338	52	52
Other repossessed assets	—	2	—

Other non-performing assets	3,338	54	52

Total non-performing assets	$23,308	$7,715	$4,843

Non-accrual loans at September 30, 2007 were $17,297,000, compared to $5,560,000 at December 31, 2006. The increase in non-accrual loans during the year was primarily due to the downgrading of 39 commercial and commercial construction loans for $15,182,000, which is partially offset by the transfer of two loans for $2,987,000 to real estate owned. There are 9 loans totaling $3,069,000 included in non-performing loans that were acquired in the acquisition of Fidelity.
The collapse of the residential real estate market in Southeastern Michigan has impacted our portfolio of land development and commercial construction loans and is the primary cause of the increase in non-performing loans. At the time of origination, these loans were well-collateralized loans with well-established real estate developers and home builders. However, the underlying value of our collateral related to these types of loans has declined as the demand for new residential construction in Southeastern Michigan has diminished dramatically and the impact on our loan portfolio is expected to continue. The distribution of non-accrual loans by loan type (dollars, in thousands) is as follows at September 30, 2007:

	Number of
	Loans	Balance
Consumer loans	5	$465
Commercial, financial, & other	7	1,882
Commercial real estate construction — residential property	11	4,180
Commercial real estate construction — non residential property	—	—
Land development loans — residential property	11	6,895
Land development loans — non residential property	—	—
Commercial real estate mortgages	12	3,684
Residential real estate mortgages	2	191

Total non-accrual loans	48	$17,297

Allowance for Loan Losses. The allowance for loan losses was $10,309,000 at September 30, 2007 compared to $7,775,000 at December 31, 2006, an increase of $2,534,000 or 33%. The increase was primarily due to the acquisition of Fidelity and provision for loan losses made during the period. The large increase in provision for loan losses during the quarter was primarily the result of net charge-offs during the quarter. Net charge-offs amounted to $3,700,000 and $4,136,000 during the three and nine month periods ended September 30, 2007, respectively. These charge-offs were primarily related to loans financing the development and construction of residential property. The collapse of the value of the residential real estate market in Southeastern Michigan has negatively impacted the underlying collateral value of our portfolio of residential, land development and commercial construction loans. While these loans were well collateralized when they were made, the market value of the underlying collateral has declined dramatically. This downturn in the residential real estate market is expected to continue and management expects the decline in the market value of our collateral to continue. The allowance for loan losses was based upon management’s assessment of relevant factors, including specific borrower situations and estimated collateral values, loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
The following is an analysis of the allowance for loan losses (in thousands):

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	09/30/07	12/31/06	09/30/06
Balance, beginning of year	$7,775	$6,808	$6,808

Allowance on loans from acquisition	1,704	—	—

Charge-offs:
Consumer loans	190	24	—
Commercial, financial & other	829	139	40
Commercial real estate construction — residential property	1,344	—	—
Commercial real estate construction — non residential property	14	—	—
Land development loans — residential property	1,378	—	—
Land development loans – non residential property Commercial real estate mortgages	446	36	36
Residential real estate mortgages	320	38	38
Recoveries:
Consumer loans	23	17	16
Commercial, financial & other	223	218	102
Commercial real estate construction — residential property	—	—	—
Commercial real estate construction — non residential property	—	—	—
Land development loans — residential property	—	—	—
Land development loans – non residential property	—	—	—
Commercial real estate mortgages	139	26	21
Residential real estate mortgages	—	—	—

Net charge-offs (recoveries)	4,136	(24)	(25)

Additions charged to operations	4,966	943	782

Balance, end of period	$10,309	$7,775	$7,615

Allowance to total loans	1.09%	1.03%	1.03%

Allowance to nonperforming loans	51.62%	101.49%	158.94%

Net charge-offs to average loans	0.44%	0.00%	0.00%

Premises and Equipment. Premises and equipment at September 30, 2007 were $23,043,000 compared to $14,293,000 at December 31, 2006, an increase of $8,750,000 or 61%. The increase is primarily due to the acquisition of Fidelity. In addition, the Bank opened a branch office in Shelby Township, Michigan on April 30, 2007.
Real estate owned. Real estate owned at September 30, 2007 was $3,338,000 compared to $52,000 at December 31, 2006, an increase of $3,286,000. Real estate owned is carried at fair value and at September 30, 2007 is comprised of four residential properties, three commercial properties and a development with nineteen building lots. The fair value of real estate properties is analyzed on a regular basis and adjusted appropriately. The Corporation recognized write-downs to real estate properties of $496,000 and $596,000 during the three and nine month periods ended September 30, 2007, respectively. These write-downs were primarily due the declining value of developed lots and commercial construction as a result of the downturn in the residential real estate market in Southeastern Michigan.

Goodwill and other intangible assets. Goodwill and other intangible assets were $45,579,000 at September 30, 2007 compared to $7,514,000 at December 31, 2006, an increase of $38,065,000 or 507%. Intangible assets represent the estimated value of core deposit accounts and borrower relationships acquired in the acquisitions of the Bank of Washtenaw and Fidelity. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The gross carrying amount and accumulated amortization of these intangible assets at September 30, 2007 was as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization
Core deposit intangible from acquisition of:
Bank of Washtenaw	$929	$374
Fidelity Financial Corporation of Michigan	6,864	562

Total core deposit intangible	$7,793	$936

Borrower relationship intangible from acquisition of:
Bank of Washtenaw	$1,620	$327
Fidelity Financial Corporation of Michigan	3,558	157

Total borrower relationship intangible	$5,178	$484

Total intangible assets	$12,971	$1,420

The core deposit intangible is being amortized over a period of ten years and the borrower relationship intangible is being amortized over a period of 17 years. At September 30, 2007, the core deposit intangible and borrower relationship intangible amounted to $6,857,000 and $4,694,000, respectively, net of accumulated amortization.
The balance of the acquisition price in excess of the fair market value of the assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $36,736,000. Goodwill is defined as an intangible asset with an indefinite useful life and, as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss must be recorded for the excess of the asset’s carrying value over its fair value. There was no impairment at December 31, 2006, when goodwill was most recently tested for impairment.
Accrued Interest Receivable. Accrued interest receivable at September 30, 2007 was $4,258,000 compared to $3,337,000 at December 31, 2006, an increase of $921,000 or 28%. The increase was primarily due to the increase in the Bank’s loan portfolio as a result of the acquisition of Fidelity.
Other Assets. Other assets at September 30, 2007 were $5,416,000 compared to $3,071,000 at December 31, 2006, an increase of $2,345,000 or 76%. The increase was primarily due to changes in deferred tax assets and prepaid tax assets, due in part to the decline in pre-tax income during the third quarter of 2007.

Deposits. Total deposits at September 30, 2007 were $861,534,000 compared to $633,216,000 at December 31, 2006, an increase of $228,318,000 or 36%. The following is a summary of the distribution of deposits (in thousands):

	09/30/07	12/31/06	09/30/06
Non-interest bearing:
Demand	$92,770	$53,065	$54,292

Interest bearing:
Checking	$65,751	$62,770	$101,587
Money market	110,044	14,289	14,928
Savings	32,629	42,169	45,004
Time, under $100,000	185,335	130,898	128,834
Time, $100,000 and over	375,005	330,025	306,466

	768,764	580,151	596,819

Total deposits	$861,534	$633,216	$651,111

Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on transaction accounts and institutional deposits. The increase in deposits in 2007 was primarily due to the acquisition of Fidelity. Additional growth of $40,859,000 was due to normal business development, marketing, telemarketing, referral programs and growth strategies which included a weeklong celebration in March 2007 that highlighted the Bank’s Anniversary and the promotion of a short term time deposit product. Management expects deposits to continue to grow at a similar rate during the remainder of 2007.
The Bank has enacted a strategy to utilize public funds to a higher degree. The Bank also utilizes brokered deposits. The Bank has designated a public funds officer to coordinate and manage these efforts. Public funds consist of interest bearing checking and time deposits of local governmental units. They are the result of strong relationships between the Bank and the communities in the Bank’s marketing area and are considered by the Bank to be core deposits. The following is a summary of the distribution of municipal deposits (in thousands):

	09/30/07	12/31/06	09/30/06
Interest bearing checking	$2,472	$889	$1,008
Time, $100,000 and over	113,635	115,362	101,259

Total municipal deposits	$116,107	$116,251	$102,267

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $53,737,000, $56,000,000 and $56,018,000 at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

Federal Funds Purchased. Federal funds purchased were $0 at September 30, 2007, compared to $37,300,000 at December 31, 2006. The Bank maintains federal funds purchase credit facilities with several financial institutions as additional sources of funds that the Bank may utilize for short-term liquidity purposes.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at September 30, 2007 were $491,000 compared to $619,000 at December 31, 2006, a decrease of $128,000 or 21%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $36,429,000 at September 30, 2007 compared to $25,561,000 at December 31, 2006, an increase of $10,868,000 or 43%. The increase was primarily due to the borrowing of an additional advance by the Bank during the period and the acquisition of additional advances as a result of the acquisition of Fidelity.
Accrued Interest Payable. Accrued interest payable at September 30, 2007 was $3,361,000 compared to $3,734,000 at December 31, 2006, a decrease of $373,000 or 10%. The decrease was primarily due to the change in the payment frequency of the deposit portfolio subsequent to the acquisition of Fidelity.
Other Liabilities. Other liabilities at September 30, 2007 were $619,000 compared to $516,000 at December 31, 2006, an increase of $103,000 or 20%. The increase was primarily due to the increase in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at September 30, 2007 and December 31, 2006. On December 19, 2002, the Corporation issued $10,000,000 of floating rate mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they could be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been capitalized and are being amortized over the term of the securities. Unamortized debt issuance costs were $66,000 at September 30, 2007.

Capital
Stockholders’ equity at September 30, 2007 was $139,524,000 compared to $144,985,000 as of December 31, 2006, a decrease of $5,461,000 or 4%. The decrease was primarily due to the repurchase of 527,300 common shares by the Corporation during the period, which was partially offset by net income during the period.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2007
Total capital (to risk weighted assets)
Consolidated	114,242	11.67%	78,337	8.00%	N/A	N/A
Bank	109,223	11.18%	78,144	8.00%	97,680	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	103,933	10.61%	39,168	4.00%	N/A	N/A
Bank	98,914	10.13%	39,072	4.00%	58,608	6.00%
Tier 1 capital (to average assets)
Consolidated	103,933	10.33%	40,258	4.00%	N/A	N/A
Bank	98,914	9.87%	40,070	4.00%	50,088	5.00%

As of December 31, 2006
Total capital (to risk weighted assets)
Consolidated	155,252	19.69%	63,066	8.00%	N/A	N/A
Bank	85,451	11.06%	61,826	8.00%	77,283	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	147,477	18.71%	31,533	4.00%	N/A	N/A
Bank	77,676	10.05%	30,913	4.00%	46,370	6.00%
Tier 1 capital (to average assets)
Consolidated	147,477	18.12%	32,555	4.00%	N/A	N/A
Bank	77,676	10.11%	30,739	4.00%	38,424	5.00%
Based on the respective regulatory capital ratios at September 30, 2007 and December 31, 2006, the Bank is considered well capitalized.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2007, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$7,031	$—	$—	$—	$7,031
Interest bearing deposits with Banks	100	—	—	—	100
Mortgage loans held for sale	384	—	—	—	384
Securities available for sale	5,741	3,915	838	146	10,640
Federal Home Loan Bank stock	1,927	—	—	—	1,927
Total loans, net of non-accrual	271,130	95,184	515,301	46,710	928,325

Total earning assets	286,313	99,099	516,139	46,856	948,407

Interest bearing liabilities
Total interest bearing deposits	391,287	323,268	53,689	520	768,764
Federal Home Loan Bank advances	5,000	5,394	26,035	—	36,429
Other Borrowings	491	—	—	—	491
Trust preferred securities	10,000	—	—	—	10,000

Total interest bearing liabilities	406,778	328,662	79,724	520	815,684

Net asset (liability) funding gap	(120,465)	(229,563)	436,415	46,336	$132,723

Cumulative net asset (liability) funding gap	($120,465)	($350,028)	$86,387	$132,723

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
The following tables provide information about the Bank’s contractual obligations and commitments at September 30, 2007 (in thousands):

Contractual Obligations
	Payments Due By Period
	Less Than			Over 5
	1 Year	1-3 Years	3-5 Years	Years	Total
Securities sold under agreements to repurchase	$491	—	—	—	$491
Certificates of deposit	506,131	36,061	17,628	520	560,340
Long-term borrowings	10,394	25,625	410	—	36,429
Lease commitments	748	1,347	540	—	2,635
Subordinated debentures	—	—	—	10,000	10,000

Totals	$517,764	$63,033	$18,578	$10,520	$609,895

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than			Over 5
	1 Year	1-3 Years	3-5 Years	Years	Total
Unused loan commitments	$115,738	$13,933	$8,161	$14,972	$152,804
Standby letters of credit	6,846	1,879	—	2,000	10,725

Totals	$122,584	$15,812	$8,161	$16,972	$163,529

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
Item 4. Controls and Procedures
Disclosure Controls and Procedures – As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2007.
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
(b) A Form 8-K Report, dated July 17, 2007 was filed during the quarter ended September 30, 2007.

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
Date: November 8, 2007