Form 10-K
period 2007-12-31
DEARBORN BANCORP INC /MI/
filed 2008-03-17
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, was approximately $121,264,779.
As of March 1, 2008, 8,138,413 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2007 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 20, 2008, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

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
Item 1. Business
     Dearborn Bancorp, Inc. (the “Corporation”), a Michigan corporation, is a bank holding corporation owning all the common stock of Fidelity Bank (the “Bank’) , a Michigan banking corporation which commenced business on February 28, 1994. Fidelity Bank was previously known as the Community Bank of Dearborn. The Bank is the only commercial bank headquartered in Dearborn, Michigan and conducts business primarily in Wayne, Macomb, Oakland and Washtenaw Counties, Michigan.
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

     The executive offices of the Corporation and the Bank are located at 1360 Porter Street, Dearborn, Michigan 48124, telephone number (313) 565-5700. The Bank’s the website address is www.fidbank.com. The investor relations page of the website can be directly accessed at www.dearbornbancorp.com.
Business of the Corporation
     The primary purpose of the Corporation is the ownership of the Bank. In the future, the Corporation may form or acquire other subsidiaries as permitted under the Act and the regulations of the Federal Reserve.
Business of the Bank
     Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. The Bank, through its main office, branch offices and regional lending centers, emphasizes and offers highly personalized service to its customers. A listing of office locations is set forth under the caption “Fidelity Bank Locations” in the 2007 Annual Report to Stockholders and is incorporated herein by reference.
     On January 4, 2007, the Corporation acquired Fidelity Financial Corporation of Michigan (Fidelity), a commercial bank with seven offices in Oakland County, Michigan. The acquisition significantly expands the Bank’s presence in Oakland County, Michigan. Management believes that the acquisition has been beneficial to the Bank’s customers and the Corporation’s shareholders.
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

Business Strategy
     Grow Through Branch Expansion.  Since commencing operations, our growth has mainly been accomplished internally. Our growth strategy is to create a commercial lending franchise concentrated in select communities. We expect to continue our historic pattern of expanding our footprint by adding offices in contiguous areas of our existing market and by filling gaps between our existing offices. Our opening of a new branch in Shelby Township, Michigan on April 30, 2007 is part of this strategy. We believe that the demographics and growth characteristics within the communities we serve should also provide significant opportunities for us to grow our loan and deposit relationships at our existing offices.
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
     Emphasize Relationship Banking.  We strive to maintain a strong commitment to relationship banking. Our goal is to attract small to medium-sized businesses, as well as individuals as customers who wish to conduct business with a local commercial bank that demonstrates an active interest in their business and personal affairs. We are becoming increasingly sophisticated in our ability to analyze our customer relationships, which increases our ability to recognize the opportunity to offer additional products and services that will expand each relationship. We believe our ability to deliver products and services in a highly personalized manner helps differentiate us from larger, regional banks operating in our market area.
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
     Capitalize on Consolidation in Our Market.  Several of the financial institutions within our market area have either been acquired by, or merged with, larger or out-of-state financial institutions. These acquisitions have included: Royal Bank of Scotland Group, Plc’s acquisition of Charter One Financial, Inc., J.P. Morgan Chase & Co.’s acquisition of Bank One Corporation, ABN AMRO Holding N.V.’s acquisition of Michigan National Corporation, Fifth Third Bancorp’s acquisition of Old Kent Financial Corporation and Bank of America’s acquisition of Lasalle Bank. In some cases, when these consolidations occurred, the ensuing employee and customer disruptions created opportunities for us to attract experienced personnel and establish relationships with customers wishing to conduct business with a locally-managed institution with strong ties to the community. We have positioned ourselves to capitalize on business opportunities that may result from customer dislocation associated with these and future consolidations.
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

     Focus on Commercial Real Estate Lending.  While we offer a full range of consumer and commercial loan products, our primary lending focus will continue to be providing local businesses with loans secured by owner-occupied real estate. Typically, we seek commercial real estate lending relationships with customers borrowing from $500,000 to $4 million. Although our legal lending limit was approximately $17 million as of December 31, 2007, our Board of Directors has set our current in-house lending limit at $6 million. Our in-house limit accommodates the vast majority of lending opportunities we encounter. If local businesses have credit needs beyond the scope of our in-house lending capacity, we may participate out a portion of the credit with other financial institutions in order to accommodate our customers’ needs. As of December 31, 2007, commercial real estate loans comprised 72% of our loan portfolio.
Market Area
     Our current market area includes Wayne, Macomb, Washtenaw and Oakland Counties, which are all located in southeastern Michigan. We currently have offices in the following communities: Ann Arbor, Auburn Hills, Bingham Farms, Birmingham, Bloomfield Township, Canton Township, Clinton Township, Dearborn, Dearborn Heights, Plymouth Township, Saline, Shelby Township, Southfield and Southgate, Michigan. Our market area has a diverse economy based primarily on manufacturing, retail and service businesses and contains the headquarters for twenty-three Fortune 500 companies. According to 2000 U.S. Census Data, the populations of Wayne (excluding the City of Detroit), Macomb, Washtenaw and Oakland Counties totaled 3,414,967, while median household incomes for such counties were $50,848, $58,598, $59,069 and $69,794, respectively.
     Our market area represents a significant banking market in the State of Michigan. According to the FDIC, total deposits in Wayne (excluding the City of Detroit), Macomb, Washtenaw, and Oakland Counties, including those of banks and thrifts, were approximately $73.0 billion as of June 30, 2007, which accounted for approximately 47.2% of the total deposit market share in the State of Michigan and has increased approximately 44.6% from $50.5 billion in deposits as of June 30, 2000.
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
     Community Club. At inception, the Bank established a “Community Club” which has become an important marketing tool to increase the Bank’s total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 2007, the Community Club had over 4,600 members who accounted for total deposits of $344.0 million, or 42% of the Bank’s total deposits.
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

     Business Financial Services. The Bank’s business marketing efforts are directed by senior management, including Michael J. Ross, John A Lindsey, Warren R. Musson, Stephen C. Tarczy and Jeffrey J. Wolber. Mr. Wolber as Senior Vice President & Head of Retail, is responsible for administering and coordinating the business development efforts of the Bank.
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
     The Bank, as a result of its secondary market operations, is able to offer a variety of loan products that serve the needs of first time home buyers. Customers desiring to construct new homes are able to obtain financing as a result of the Bank’s construction loan program that is offered in addition to the permanent loan. Non-conforming loans, which include larger residential loans, are also provided through the Bank’s secondary marketing efforts. The Bank also provides loans that it holds in its own portfolio on those transactions that evidence satisfactory credit quality and income but are unable to be sold in the secondary market for various reasons. The Bank does not originate sub-prime mortgages or hold sub-prime mortgages in its portfolio.
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
     The loan policy specifies individual lending limits for certain officers up to a maximum of $25,000 for unsecured loans and $100,000 for secured loans. When certain officers have the approval of certain other officers, these limits may be increased to $100,000 for unsecured loans and $500,000 for secured loans. Loans of greater than $500,000 require the approval of our Loan Committee and loans greater than $1,000,000 require the approval of our Executive Loan Committee, which requires the attendance of at least three outside members of the Bank’s Board of Directors for a quorum. Loans in excess of $6,000,000 up to the legal maximum authorized by law require the approval of our Board of Directors.
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

Lending Practices
     Commercial Loans.  Our commercial lending group originates commercial loans primarily in Wayne, Macomb, Oakland and Washtenaw Counties in southeastern Michigan. Commercial loans are originated by a group of lending officers with the assistance of Michael J. Ross and Warren R. Musson. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction. Land development loans are available on a restricted basis to experienced developers with substantial net worth and liquidity.
     Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans generally are secured by all of the assets of the borrower, a personal guaranty of the owners and have an interest rate plus a margin tied to the national prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans are usually written with a five-year maturity and are amortized over a fifteen to twenty-year period. Commercial real estate loans may have an interest rate that is fixed to maturity or float with a margin over the prime rate or another index. All loans typically contain a pre-payment premium and many floating rate loans contain interest rate floors to protect the Bank’s net interest margin.
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
     Residential Real Estate Loans.  We originate residential real estate loans in our market area according to secondary market underwriting standards. These loans provide borrowers with a fixed interest rate with terms up to thirty years. Loans are sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. The Bank from time to time may elect to underwrite certain residential real estate loans to be held in its own loan portfolio. These loans are generally underwritten with the same standards that apply to the secondary market. The majority of the portfolio loans have a fixed rate of interest for the first five years, then the interest rate is indexed to the one-year treasury rate and adjusts annually.
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
     As further discussed below, we have developed a risk rating system that is applied to our commercial loan portfolio. Loans rated 5 or 6 are deemed “Criticized”, while loans rates 7 or higher are deemed “Classified”. Criticized and classified loans with a balance of $150,000 or greater are subject to specific review to determine whether they are impaired, as defined by FAS 114. Portions of our allowance are assigned to individual loans based on this analysis.
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
     When a borrower fails to make a timely payment, the borrower will receive a delinquency notice within 5 days of the due date. When the payment reaches 15 days past due, a second notice will be sent and a phone call will be made. This process is repeated if the account remains delinquent at 25 days. In most cases, delinquencies are paid promptly. Generally, if a real estate loan becomes 90 days delinquent, the borrower and collateral will be assessed to determine whether foreclosure action is required. When deemed appropriate by management, a foreclosure action will be instituted or a deed in lieu of foreclosure will be pursued.
     Loans that are 90 days past due and are not well secured and in the process of collection will be placed on non-accrual status. Under-collateralized loans that are 90 days past due will be fully or partially charged-off. The amount charged-off will be charged against the loan loss allowance.
     Our Bank has developed a risk-rating system to quantify loan quality. The system assigns a risk rating from 1 to 9 for each loan. Loans graded 1 to 4 are rated “Pass”, while loans graded 5 and 6 are rated “Criticized”. Classified loans are those with a risk rating of 7 or higher. Each loan rating is determined by analyzing the borrowers’ management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize our Bank’s exposure. Losses or partial losses will be taken when they are recognized.

     The Bank’s risk rating system is similar to that used by regulatory agencies. Problem assets are classified as “substandard” (risk rating 7), “doubtful” (risk rating 8) or “loss” (risk rating 9). “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain “special mention” (risk rating 6) and “watch credit” (risk rating 5) categories, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention.
     Generally, our Bank classifies as “substandard” all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.
     The aggregate amounts of our Bank’s criticized and classified assets at December 31, 2007, and December 31, 2006 were as follows (dollars in thousands):

		December 31,	December 31,
	Rating	2007	2006

Watch credit	5	$35,161	$21,451
Special mention	6	45,649	18,683
Substandard	7	38,633	14,180
Doubtful	8	—	—
Loss	9	—	—

Total classified assets		$119,443	$54,314

     Criticized and classified assets increased $40.7 million and $24.4 million, respectively, during the year ended December 31, 2007. The economic slowdown in our market area has resulted in an increase in the number and dollar amount of classified loans. We analyze loans graded 5 or higher individually for impairment. Many of these loans are performing and well collateralized but exhibit characteristics that make downgrading the loan appropriate. At December 31, 2007, criticized and classified assets had a specific allocation of the allowance to loan losses of $1.2 million.
     The following table reflects the amount of loans in delinquent status as of December 31, 2007 and 2006 (dollars in thousands):

	December 31,	December 31,
	2007	2006
Loans delinquent
30 to 89 days	$5,071	$3,704
90 or more days and still accruing	884	2,101
Non-accruing	18,117	5,560

Total delinquent loans	$24,072	$11,365

Ratio of total delinquent loans to total loans	2.53%	1.50%
     The increase in non-accruing loans during the year ended December 31, 2007 is primarily due to downgrading forty loans with a balance of $16,068,000 to non-accrual status. The primary cause of the increase in non-accruing loans is the collapse of the residential real estate market in Southeastern Michigan and its impact on our portfolio of land development and commercial construction loans. At the time of origination, these loans were well-collateralized loans with well-established real estate developers and home builders. However, the underlying value of our collateral related to these types of loans has declined as the demand for new residential construction in Southeastern Michigan has diminished dramatically. An impairment analysis was completed on these loans resulting in a specific allocation of the allowance for loan losses to these loans of $76,000 at December 31, 2007.

We continue to work to collect these loans as they are all secured by real estate which we believe will have significant value, even in liquidation.
The distribution of loans downgraded to non-accrual status during 2007 (dollars, in thousands) is as follows:

	Number of
	Loans	Balance

Consumer loans	3	$279
Commercial, financial, & other	11	1,062
Commercial real estate construction — residential property	8	3,557
Commercial real estate construction — non residential property	—	—
Land development loans — residential property	10	8,534
Land development loans — non residential property	—	—
Commercial real estate mortgages	5	2,226
Residential real estate mortgages	3	410

Total loans downgraded to non-accrual status	40	$16,068

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
     Other Services.  We offer a courier service for the deposit convenience of our business customers. We also offer a online banking, voice response, automated telephone banking service, available 24 hours a day and check imaging options including statements on CD ROM.
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

Employees
     As of December 31, 2007, the Bank had 225 employees, including 61 officers and 164 customer service, operations and other support persons. Management believes that the Bank’s relations with its employees are excellent.
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
     A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report to Stockholders and is incorporated herein by reference.
Executive Officers of the Corporation and Bank
Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.
John E. Demmer, 84
Chairman of the Board, Dearborn Bancorp, Inc. and Fidelity Bank
Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc since 1999.
Michael J. Ross, 57
President and Chief Executive Officer, Dearborn Bancorp, Inc.
President and Chief Executive Officer, Fidelity Bank
President and Chief Executive Officer of the Corporation since 2003. President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.
Jeffrey L. Karafa, 43
Vice President, Treasurer and Secretary, Dearborn Bancorp, Inc.
Senior Vice President, CFO and Secretary, Fidelity Bank
Vice President and Treasurer of the Corporation since 1998. Secretary of the Corporation since 1999. Senior Vice President and CFO of the Bank since 2000. Secretary of the Bank since 1999. Vice President of the Bank from 1996 to 1999. Assistant Vice President of the Bank from 1994 to 1996.
John A Lindsey, 59
Oakland Regional President, Fidelity Bank
Oakland Regional President of the Bank since 2007. President and CEO of Fidelity Bank (acquired by Dearborn Bancorp, Inc in 2007) from 1995 to 2006.
Warren R. Musson, 51
Senior Vice President, Head of Lending, Fidelity Bank
Senior Vice President of the Bank since 2000. Vice President of the Bank during 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.
Stephen C. Tarczy, 58
Northeast Regional President, Fidelity Bank
Northeast Regional President of the Bank since 2001. President and CEO of Macomb Community Bank from 1995 to 2001.
Jeffrey J. Wolber, 52
Senior Vice President, Branch Operations, Fidelity Bank
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
     Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At December 31, 2007, commercial real estate loans totaled $687 million, or 72% of our total loan portfolio. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
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
     We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer other services which we do not, including trust services, brokerage, mutual funds and international banking services. The primary competitors in our market area are JPMorganChase, Charter One Bank, N.A., Comerica Incorporated, Fifth Third Bancorp, National City Corporation and Bank of America. Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.
Growth and stockholder returns may be adversely affected if sources of capital are not available to help us meet them.
     Since inception, we have sought to maximize stockholder returns by leveraging our capital. While we believe that earnings from our operations will enable us to continue to grow, if earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital through borrowing, additional issuances of debt or equity securities, or otherwise. If we do not have continued access to sufficient capital, we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances our net income and the rate of growth of our net income may be adversely affected.
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
     The price of our common stock has been, and will continue to be, subject to fluctuations based on, among other things, economic and market conditions for bank holding companies and the stock market in general, as well as changes in investor perceptions of the Corporation. This issuance of new shares of our common stock also may adversely affect the market for our common stock.
     Our common stock is traded on the Nasdaq Global Market under the symbol “DEAR”. The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited.
Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2007 fiscal year and that remain unresolved.

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
     The Bank’s Auburn Hills, Michigan branch office is located at 3201 University Drive, Suite 180. The Bank currently leases 2,037 square feet of this commercial office building.
     The Bank’s Saline, Michigan branch office is located at 450 East Michigan Avenue. The Bank currently leases 2,575 square feet of this single story office building.
     The Bank’s Ann Arbor, Michigan regional lending center and branch office is located at 250 West Eisenhower. The Bank currently leases 4,523 square feet of this commercial office building.
     The Bank’s Ann Arbor, Michigan branch office is located at 2180 West Stadium Boulevard. The Bank leases this 2,800 square feet single story office building.
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
     The Bank’s Shelby Township, Michigan branch office is located in a 3,108 square foot single story building, which is located at 7755 23 Mile Road and is owned by the Bank.
     The Bank’s Troy Operations center is located in 9,900 square foot office building at 2681 Industrial Row in Troy, Michigan and is owned by the Bank. This office building is no longer being utilized by the Bank and is currently listed for sale.
Item 3. Legal Proceedings
     From time to time, the Corporation and its subsidiaries are parties to legal proceedings incidental to their business. At December 31, 2007, there were no legal proceedings which management anticipates would have a material adverse effect on the results of operations or financial position of the Corporation.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.
PART II
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters
     The information required by this item appears in the Corporation’s 2007 Annual Report to Stockholders under the caption “Quarterly Common Stock Price Information“ and “ Cumulative Stock Performance Graph” and is incorporated by reference herein.
     At March 1, 2008, there were 345 record holders of the common stock. In addition, it is estimated that there were approximately 2,700 beneficial owners of common stock who own their shares through brokers or banks.
Item 6. Selected Financial Data
     The information required by this item appears in the Corporation’s 2007 Annual Report to Stockholders under the caption “Summary of Selected Financial Data” and is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item appears in the Corporation’s 2007 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     The information required by this item appears in the Corporation’s 2007 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 8. Financial Statements and Supplementary Data
     The financial statements included in the Corporation’s 2007 Annual Report to Stockholders are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     We previously reported a change in our registered public accounting firm from Crowe Chizek and Company, LLC to BDK, LLP. On January 18, 2008, we filed a report on Form 8-K with the Securities and Exchange Commission, reporting the change in accountants and making related disclosures. The information set forth under the caption, “Independent Public Accountants”, in the definitive Proxy Statement of the Corporation dated April 20, 2008 is incorporated by reference herein.
Item9A. Controls and Procedures
     The Report by Dearborn Bancorp, Inc. and Subsidiary on Internal Controls over Financial Reporting in the Corporation’s 2007 Annual Report to Stockholders is incorporated by reference herein.
Item 9B. Other Information
There was no other information to disclose.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information set forth under the caption “Information about Directors and Nominees for Directors” in the definitive Proxy Statement of the Corporation dated April 20, 2008 is incorporated by reference herein.
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
     We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics and any amendments to or waivers from the Code of Ethics, to the extent applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, are available upon request at no charge. Such requests should be made by writing or calling: Carolyn Wilkins, Corporate Services Officer, 4000 Allen Road, Allen Park, Michigan 48101; (313) 381-3200 or by E-mail at Carolyn.Wilkins @fidbank.com.
Item 11. Executive Compensation
     The information set forth under the caption “Executive Compensation” and “Officer Agreements” in the definitive Proxy Statement of the Corporation dated April 20, 2008 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information set forth under the captions “Security Ownership” in the definitive Proxy Statement of the Corporation dated April 20, 2008 is incorporated by reference herein.
     The following table summarizes information, as of December 31, 2007, relating to the Corporation’s compensation plans under which its equity securities are authorized for issuance.

	Number of Securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plans
Plan Category	( a )	( b )	( c )
Equity Compensation Plans approved by security holders (1)	512,888	$8.83	288,042

Equity Compensation Plans not approved by security holders	—	—	—

Total	512,888	$8.83	288,042

(1)	Column ( a ) includes 453,682 shares from the 1994 Stock Option Plan and 59,206 shares from the 2005 Long-Term Incentive Plan. Shares in column ( c ) represent the shares that are available for grant under the 2005 Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions
     The information set forth under the caption “Related Transactions” in the definitive Proxy Statement of the Corporation dated April 20, 2008 is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
     The information presented under the caption “Fees Paid to Independent Public Accountants” in the definitive Proxy Statement of the Corporation dated April 20, 2008 is incorporated by reference herein.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a)(1) Financial Statements
The following financial statements of the Corporation appear in the Corporation’s 2007 Annual Report to Stockholders and are incorporated by reference in item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
          (2) Financial Statement Schedules
No schedules are required under this item.
(3) Exhibits
The Exhibit numbers in brackets being those in such Registration Statements, Form 10-K, Form 10-Q or Form 8-K Reports.

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(3)(d)	Amendment to the Bylaws of the Registrant was filed as an exhibit to report on Form 8-K filed on December 18, 2007 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2007 Annual Report to Stockholders.

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X)	A compensatory plan required to be filed as an exhibit.
     (b) Reports on Form 8-K
The Corporation filed four reports on Form 8-K during the quarter ended December 31, 2007.
     Form 8-K dated October 11, 2007, filing a press release announcing the retirement of a director from Dearborn Bancorp, Inc.’s Board of Directors.
     Form 8-K dated October 17, 2007, filing a press release announcing Dearborn Bancorp Inc.’s 2007 third quarter loss.
     Form 8-K dated October 17, 2007, filing a press release announcing the approval of a stock repurchase plan by the Corporation’s board of directors.
     Form 8-K dated December 18, 2007, filing a press release announcing the approval of an amendment to the Corporation’s By-Laws.

Form 10-K Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2008.

Dearborn Bancorp, Inc.
By:	/s/ John E. Demmer
(John E. Demmer, Chairman of the Board and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2007.

/s/ Michael J. Ross	President, Chief Executive Officer and Director
(Michael J. Ross)	(Principal Executive Officer)

/s/ Jeffrey L. Karafa	Vice President, Treasurer and Secretary
(Jeffrey L. Karafa)	(Principal Financial and Accounting Officer)

/s/ Margaret I. Campbell	Director	/s/ William J. Demmer	Director
(Margaret I. Campbell)		(William J. Demmer)

/s/ Michael V. Dorian, Jr.	Director	/s / Bradley F. Keller	Director
(Michael V. Dorian, Jr.)		(Bradley F. Keller)

/s/ David Himick	Director	/s / Jeffrey G. Longstreth	Director
(David Himick)		(Jeffrey G. Longstreth)

/s/ Donald G. Karcher	Director	/s/ Dr. Robert C. Schwyn	Director
(Donald G. Karcher)		(Dr. Robert C. Schwyn)

Exhibit Index

Exhibit No.	Description

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(3)(d)	Amendment to the Bylaws of the Registrant was filed as an exhibit to report on Form 8-K filed on December 18, 2007 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2007 Annual Report to Stockholders.

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X)	A compensatory plan required to be filed as an exhibit.