Form 10-Q
period 2008-03-31
DEARBORN BANCORP INC /MI/
filed 2008-05-09
CIK 895541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended March 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file number 000-24478.
DEARBORN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3073622

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1360 Porter Street, Dearborn, MI	48124

(Address of principal executive office)	(Zip Code)
(313) 565-5700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of April 30, 2008.

Class	Shares Outstanding

Common Stock	8,082,913

DEARBORN BANCORP, INC.
INDEX

		Page
Part I.	Financial Information:

Item 1.	Financial Statements

	The following consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Condensed Balance Sheets – March 31, 2008, December 31, 2007 and March 31, 2007	4

	Consolidated Condensed Statements of Income — For the Three Months Ended March 31, 2008 and 2007	5

	Consolidated Condensed Statements of Comprehensive Income — For the Three Months Ended March 31, 2008 and 2007	6

	Consolidated Condensed Statements of Cash Flows — For the Three Months Ended March 31, 2008 and 2007	7

	Notes to Consolidated Financial Statements	9-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33-35

Item 4.	Controls and Procedures	36

Part II.	Other Information:

	Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

	Item 6. Exhibits and Reports on Form 8-K	37

	Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

	Item 1. Legal Proceedings
	Item 1A. Risk Factors
	Item 2. Changes in Securities and Use of Proceeds
	Item 3. Defaults upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information

SIGNATURES		38

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the accompanying consolidated condensed balance sheet of Dearborn Bancorp, Inc. as of March 31, 2008 and the related consolidated condensed statements of income, comprehensive income and cash flows for the three-month period ended March 31, 2008. These interim financial statements are the responsibility of the Corporation’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
/s/ BKD, LLP
Indianapolis, Indiana
May 8, 2008

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)		(Unaudited)
(Dollars, in thousands)	03/31/08	12/31/07	03/31/07
ASSETS
Cash and cash equivalents
Cash and due from banks	$12,736	$7,869	$15,720
Federal funds sold	1,958	1,495	8,956
Interest bearing deposits with banks	105	118	59

Total cash and cash equivalents	14,799	9,482	24,735

Mortgage loans held for sale	282	1,316	582
Securities, available for sale	8,921	8,902	10,554
Federal Home Loan Bank stock	3,540	2,072	1,927
Loans
Loans	947,927	952,084	938,510
Allowance for loan loss	(10,749)	(10,617)	(9,647)

Net loans	937,178	941,467	928,863

Premises and equipment, net	22,546	22,782	23,376
Real estate owned	6,183	6,319	3,157
Goodwill	34,028	34,028	32,133
Other intangible assets	10,810	11,133	14,033
Accrued interest receivable	4,134	3,816	4,019
Other assets	5,208	5,664	2,500

Total assets	$1,047,629	$1,046,981	$1,045,879

LIABILITIES
Deposits
Non-interest bearing deposits	$80,725	$83,594	$99,923
Interest bearing deposits	688,492	739,033	748,113

Total deposits	769,217	822,627	848,036

Other liabilities
Federal funds purchased	56,480	30,100	—
Securities sold under agreements to repurchase	275	480	355
Federal Home Loan Bank advances	70,795	41,370	37,241
Accrued interest payable	2,548	3,168	4,627
Other liabilities	1,017	1,688	650
Subordinated debentures	10,000	10,000	10,000

Total liabilities	910,332	909,433	900,909

STOCKHOLDERS’ EQUITY
Common stock - 20,000,000 shares authorized, 8,106,413 shares at 03/31/08, 8,237,413 shares at 12/31/07; and 8,876,368 shares at 03/31/07	133,332	134,278	143,263
Retained earnings	3,926	3,250	1,702
Accumulated other comprehensive income	39	20	5

Total stockholders’ equity	137,297	137,548	144,970

Total liabilities and stockholders’ equity	$1,047,629	$1,046,981	$1,045,879

The accompanying notes are an integral part of these consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except share and per share data)	03/31/08	03/31/07
Interest income
Interest on loans	$16,174	$17,125
Interest on securities, available for sale	108	178
Interest on federal funds	16	166
Interest on deposits with banks	1	2

Total interest income	16,299	17,471

Interest expense
Interest on deposits	7,028	7,778
Interest on other borrowings	993	804
Interest on subordinated debentures	225	240

Total interest expense	8,246	8,822

Net interest income	8,053	8,649
Provision for loan losses	886	617

Net interest income after provision for loan losses	7,167	8,032

Non-interest income
Service charges on deposit accounts	380	318
Fees for other services to customers	39	54
Gain on the sale of loans	53	54
Loss on the sale of other real estate owned	(235)	—
Write-down on real estate owned	(200)	—
Other income	74	19

Total non-interest income	111	445

Non-interest expenses
Salaries and employee benefits	3,209	3,552
Occupancy and equipment expense	913	958
Intangible expense	323	336
Advertising and marketing	123	77
Stationery and supplies	133	124
Professional services	226	264
Data processing	225	124
Defaulted loan expense	435	130
Other operating expenses	651	422

Total non-interest expenses	6,238	5,987

Income before income tax provision	1,040	2,490
Income tax provision	364	872

Net income	$676	$1,618

Per share data:
Net income — basic	$0.08	$0.18
Net income — diluted	$0.08	$0.18

Weighted average number of shares outstanding — basic	8,139,721	8,898,058
Weighted average number of shares outstanding - diluted	8,198,676	9,159,855
The accompanying notes are an integral part of these consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended	Three Months Ended
(In thousands)	03/31/08	03/31/07
Net income	$676	$1,618
Other comprehensive income , net of tax
Unrealized gains on securities
Unrealized holding gains arising during period	29	15
Less: reclassification adjustment for gains included in net income	—	—
Tax effects	(10)	(4)

Other comprehensive income	19	11

Comprehensive income	$695	$1,629

The accompanying notes are an integral part of these consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	3/31/2008	3/31/2007
Cash flows from operating activities
Interest and fees received	$15,981	$16,789
Interest paid	(8,866)	(7,929)
Proceeds from sale of mortgages held for sale	5,526	6,991
Origination of mortgages held for sale	(5,135)	(5,666)
Taxes paid (refunded)	219	(100)
Proceeds from the sale of real estate owned	2,891	—
Cash paid to suppliers and employees	(5,620)	(8,194)

Net cash provided by operating activities	4,996	1,891

Cash flows from investing activities
Proceeds from the sale of securities available for sale	3,850	18,007
Proceeds from calls, maturities and repayments of of securities available for sale	23	108
Purchases of securities available for sale	(3,807)	(22,741)
Purchase of Federal Home Loan Bank stock	(1,468)	(639)
Increase in loans, net of payments received	613	(2,986)
Purchases of property and equipment	(113)	(4,708)
Net cash paid in Fidelity acquisition	—	(32,134)

Net cash used in investing activities	(902)	(45,093)

Cash flows from financing activities
Net increase (decrease) in non-interest bearing deposits	(2,869)	850
Net increase (decrease) in interest bearing deposits	(50,541)	26,423
Decrease in other borrowings	(205)	(264)
Net increase (decrease) in federal funds payable	26,380	(37,300)
Proceeds from Federal Home Loan Bank advances	29,425	9,913
Purchase of common stock	(967)	(1,929)
Exercise of stock options	—	31
Tax benefit of stock options exercised	—	183

Net cash provided by (used in) financing activities	1,223	(2,093)

Increase (decrease) in cash and cash equivalents	5,317	(45,295)
Cash and cash equivalents at the beginning of the period	9,482	70,030

Cash and cash equivalents at the end of the period	$14,799	$24,735

The accompanying notes are an integral part of these consolidated condensed financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended
(In thousands)	3/31/2008	3/31/2007
Reconciliation of net income to net cash provided by operating activities
Net income	$676	$1,618
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	886	617
Depreciation and amortization expense	349	337
Restricted stock award expense	14	49
Stock option expense	6	22
Accretion of discount on investment securities	(55)	(35)
Amortization of premium on investment securities	—	—
Amortization of intangible assets	323	336
Decrease in mortgages held for sale	1,034	1,241
(Increase) decrease in interest receivable	(318)	562
Increase (decrease) in interest payable	(639)	556
(Increase) decrease in real estate owned	2,926	—
(Increase) decrease in other assets	465	(1,589)
Decrease in other liabilities	(671)	(1,823)

Net cash provided by operating activities	$4,996	$1,891

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$2,790	$2,525

Noncash investing activities:
Fidelity Bank acquisition:
Loans acquired		178,052
Bank premises and equipment		9,214
Acquisition intangibles recorded		34,195
Other assets acquired		2,194
Deposits assumed		(187,459)
Borrowings assumed		(1,767)
Other liabilities assumed		(2,295)

		$32,134

The accompanying notes are an integral part of these consolidated condensed financial statements.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.	Accounting and Reporting Policies

The consolidated condensed financial statements of Dearborn Bancorp, Inc. (the “Corporation”) include the consolidation of its only subsidiary, Fidelity Bank (the “Bank”). The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to practice within the banking industry.

The consolidated condensed financial statements of the Corporation as of March 31, 2008 and 2007, and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The consolidated condensed balance sheet of the Corporation as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. The operating results for the quarter are not necessarily indicative of results of operations for the entire year.

The consolidated condensed financial statements as of March 31, 2008 and 2007, and for the three months ended March 31, 2008 and 2007 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2007 Annual Report to Stockholders on Form 10-K.

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

Stock options for 292,923 and 35,244 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2008 and 2007, respectively, because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

Effect of Newly Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial statements.

In February 2006, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). Adoption of SFAS 159 is required for January 1, 2008. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial statements.

A.	Accounting and Reporting Policies (con’t)

Future Accounting Matters

Financial Accounting Standards Board Statement No. 141 (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed.

Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting. Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.” The Corporation is evaluating the requirements of SFAS 141R to determine if it will have a significant impact on the Corporation’s financial condition or results of operations.

Financial Accounting Standards Board Statement No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51,” was issued in December 2007 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that are attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

A.	Accounting and Reporting Policies (con’t)

Financial Accounting Standards Board Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

B.	Securities Available For Sale

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$6,815	$15	$—	$6,830
US Government sponsored equity securities	1,006	14	—	1,020
Municipal securities	758	24	—	782
Mortgage backed securities	283	6	—	289

Totals	$8,862	$59	$—	$8,921

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$6,800	15	($10)	$6,805
US Government sponsored equity securities	1,009	4	—	1,013
Municipal securities	758	16	—	774
Mortgage backed securities	305	5	—	310

Totals	$8,872	$40	($10)	$8,902

B.	Securities Available for Sale (con’t)

The amortized cost and fair value of securities available for sale at March 31, 2008 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in less than one year	7,821	7,850
Due in one year through five years	758	782
Mortgage backed securities	283	289

Totals	$8,862	$8,921

The entire portfolio has a net unrealized gain of $59,000 at March 31, 2008. There were no securities with unrealized losses at March 31, 2008

The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Incentive Stock Plans

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

A summary of the option activity in the 1994 Plan follows:

			Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2008	—	453,682	$8.29
Forfeited		(20,149)	7.45

Outstanding at March 31, 2008	—	433,533	$8.33

For the options outstanding at March 31, 2008, the range of exercise prices was $4.18 to $14.65 per share with a weighted-average remaining contractual term of 3.4 years. At March 31, 2008, 433,533 options were exercisable at weighted average exercise price of $8.33 per share. There were no options exercised during the quarter. The options outstanding at March 31, 2008 have no intrinsic value.

During 2005, the Corporation initiated the 2005 Long-Term Incentive Plan. Under this plan, up to 347,248 shares may be granted to officers and employees of the Bank. This plan provides that stock awards may take the form of any combination of options, restricted shares, restricted share units or performance awards.

The administration of the plan, including the granting of awards and the nature of those awards is determined by the Corporation’s Compensation Committee. The Corporation’s Board of Directors approved grants of stock options and restricted stock in 2005 and 2006. The awards have a term of ten years and typically vest fully three years from the grant date. In order for vesting to occur, the Corporation must meet certain performance criteria over the vesting period. The expected compensation cost of the 2005 plan is being calculated assuming the Corporation’s attainment of “target” performance goals over the vesting period of the awards. The actual cost of these awards could range from zero to 100% of the currently recorded compensation cost, depending on the Corporation’s actual performance.

Stock Options Granted — The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At March 31, 2008, there were 35,251 stock options outstanding with a weighted average exercise price of $13.06. These options are eligible to vest fully three years from grant date.

The Corporation recognized stock option compensation expense of $7,000 during the three months ended March 31, 2008. Compensation cost of $14,000 and $7,000 is expected to be recognized during 2008 and 2009, respectively.

Restricted Stock Grants — Restricted stock was awarded to officers in 2005 and 2006. The restricted stock is eligible to vest three years from grant date. At March 31, 2008, there were 23,956 shares of restricted stock outstanding.

The Corporation recognized restricted stock compensation expense of $14,000 during the three months ended March 31, 2008. Compensation cost of $27,000 and $13,000 is expected to be recognized during 2008 and 2009, respectively.

D.	Fair Value of Assets and Liabilities

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of 2008.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 –	Quoted prices in active markets for identical assets or liabilities

Level 2 –	Observable inputs other than Level 1 prices, such as quoted prices for similar similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to our valuation hierarchy.

Securities available for sale

Fair values of securities, available for sale are estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008 (in thousands):

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities, available for sale	$8,921	$6,830	$2,091	$—

D	Fair Value of Assets and Liabilities ( con’t)

The change in unrealized gains on securities, available for sale during the three months ended March 31, 2008 was $29,000.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first quarter of 2008, certain impaired loans were partially charged-off or re-evaluated, This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008 (in thousands):

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Loans	$15,530	$—	$15,530	$—

PART I — FINANCIAL INFORMATION

ITEM 2. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In 2007, the Corporation acquired Fidelity Financial Corporation of Michigan (Fidelity), a commercial bank with seven offices in Oakland County, Michigan. The acquisition has significantly expanded the Bank’s presence in Oakland County, Michigan. Management believes that the acquisition will be beneficial to the Bank’s customers and the Corporation’s shareholders. Additionally, the Bank opened a full service banking office in Shelby Township, Michigan on April 30, 2007. The Bank currently operates nineteen banking offices in Wayne, Macomb, Oakland and Washtenaw Counties, Michigan.
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
Other factors that contribute significantly to our earnings are the maintenance of asset quality and efficient operations. Management continually monitors the quality of the loan portfolio and the impact of the economic and competitive environment and takes appropriate measures to maintain asset quality.
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
The Corporation recorded net income of $676,000 during the quarter ended March 31, 2008. The primary factor affecting net income during the period were the costs related real estate owned, which included defaulted loan expense of $435,000, writedowns to real estate owned of $200,000 and losses on the sale of real estate of $235,000. Compression of net interest income during the period was also a significant factor in the decline in net income. The decrease in net interest income was the result of competitive pricing pressure in both loan and deposit generation. Additionally, net income during the quarter ended March 31, 2008 was negatively affected by an increase in the provision for loan loss compared with the same period in 2007. The increase in the provision for loan loss was primarily the result of the charge-off of several loans during the period. Net charge-offs amounted to $754,000 and $449,000 during the quarter ended March 31, 2008 and 2007, respectively.
The date opened, branch location and branch type of each branch is listed on the following page:

Date Opened	Location	Type of office

February 1994	22290 Michigan Avenue Dearborn, Michigan 48123	Full service retail branch with ATM Regional lending center

December 1995	24935 West Warren Avenue Dearborn Heights, Michigan 48127	Full service retail branch

August 1997	44623 Five Mile Road Plymouth, Michigan 48170	Full service retail branch with ATM

May 2001	1325 North Canton Center Road Canton, Michigan 48187	Full service retail branch with ATM

December 2001	45000 River Ridge Drive Clinton Township, Michigan 48038	Regional lending center

November 2002	19100 Hall Road Clinton Township, Michigan 48038	Full service retail branch with ATM

February 2003	12820 Fort Street Southgate, Michigan 48195	Full service retail branch with ATM

May 2003	3201 University Drive, Suite 180 Auburn Hills, Michigan 48326	Full service retail branch

October 2004	450 East Michigan Avenue Saline, MI 48176	Full service retail branch with ATM

October 2004	250 West Eisenhower Parkway Ann Arbor, MI 48103	Full service retail branch with ATM Regional lending certer

October 2004	2180 West Stadium Blvd. Ann Arbor, MI 48103	Full service retail branch with ATM

December 2004	1360 Porter Street Dearborn, MI 48123	Loan production office Regional lending center

January 2007	1040 E. Maple Birmingham, MI 48009	Full service retail branch with ATM Regional lending certer

January 2007	3681 W. Maple Birmingham, MI 48301	Full service retail branch with ATM

January 2007	30700 Telegraph Bingham Farms, MI 48025	Full service retail branch with ATM

January 2007	20000 Twelve Mile Road Southfield, MI 48076	Full service retail branch with ATM

January 2007	26555 Evergreen Southfield, MI 48076	Full service retail branch with ATM

January 2007	200 Galleria Officenter Southfield, MI 48034	Full service retail branch with ATM

April 2007	7755 23 Mile Road Shelby Township, MI 48075	Full service retail branch with ATM

Results of Operations
The Corporation reported net income of $676,000 for the three month period ended March 31, 2008, compared to net income of $1,618,000 for the three month period ended March 31, 2007, a decrease of $942,000 or 58%. The decrease in net income was primarily due to the decline in the net interest income, increased costs related to real estate owned and increases in the provision for loan loss.
Net Interest Income
2008 Compared to 2007. As noted on the two charts on the following pages, net interest income for the three month period ended March 31, 2008 was $8,053,000, compared to $8,649,000 for the same period ended March 31, 2007, a decrease of $596,000 or 7%. This decrease was caused primarily by the decreasing spread between interest earning assets and interest costing liabilities. The Corporation’s interest rate spread was 2.76% for the period ended March 31, 2008, compared to 2.85% for the same period in 2007. The Corporation’s net interest margin was 3.36% for the three month period ended March 31, 2008, compared to 3.61% for the same period in 2007.
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

	Three months ended			Three months ended
	March 31, 2008			March 31, 2007
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$180	$1	2.23%	$279	$2	2.88%
Federal funds sold	2,051	16	3.13%	10,309	166	6.46%
Securities, available for sale	11,946	108	3.63%	14,440	178	4.94%
Loans	947,407	16,174	6.85%	936,288	17,125	7.34%

Sub-total earning assets	961,584	16,299	6.80%	961,316	17,471	7.29%
Other assets	82,455			79,387

Total assets	$1,044,039			$1,040,703

Liabilities and stockholders’ equity
Interest bearing deposits	$706,231	$7,028	3.99%	$725,266	$7,778	4.30%
Other borrowings	112,593	1,218	4.34%	71,114	1,044	5.89%

Sub-total interest bearing liabilities	818,824	8,246	4.04%	796,380	8,822	4.44%
Non-interest bearing deposits	82,856			92,225
Other liabilities	4,283			5,773
Stockholders’ equity	138,076			146,325

Total liabilities and stockholders’ equity	$1,044,039			$1,040,703

Net interest income		$8,053			$8,649

Net interest rate spread			2.76%			2.85%

Net interest margin on earning assets			3.36%			3.61%

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

	Three Months Ended March 31, 2008/2007
	Change in Interest Due to:
	Average	Average	Net
(In thousands)	Balance	Rate	Change
Assets
Interest bearing deposits with banks	($1)	$—	($1)
Federal funds sold	(65)	(85)	(150)
Investment securities, available for sale	(23)	(47)	(70)
Loans	187	(1,138)	(951)

Total earning assets	$98	($1,270)	($1,172)

Liabilities
Interest bearing deposits	($191)	($559)	($750)
Other borrowings	448	(274)	174

Total interest bearing liabilities	$257	($833)	($576)

Net interest income			($596)

Net interest rate spread			(0.09%)

Net interest margin on earning assets			(0.25%)

Provision for Loan Losses
2008 Compared to 2007. The provision for loan losses was $886,000 for the three month period ended March 31, 2008, compared to $617,000 for the same period in 2007, an increase of $269,000 or 44%. The provision for loan losses for the three month period ended March 31, 2008 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions.

Non-interest Income
2008 Compared to 2007. Non-interest income was $111,000 for the three month period ended March 31, 2008, compared to $445,000 for the same period in 2007, a decrease of $334,000 or 75% for the period. The decrease was entirely due to the write-down of real estate owned and the loss on the sale of real estate owned. The loss on the sale of real estate owned was the result of the sale of three bank-owned properties.
When these transactions related to real estate owned are excluded, non-interest income for the three months ended March 31, 2008 amounts to $546,000, compared to $445,000 during the same period in 2007, an increase of $101,000 or 23%. This increase is primarily caused by the increase in service charges on deposit accounts.
Non-interest Expense
2008 Compared to 2007. Non-interest expense was $6,238,000 for the three month period ended March 31, 2008, compared to $5,987,000 for the same period in 2007, an increase of $251,000 or 4% for the period. The increase was primarily due to defaulted loan expense which amounted to $435,000 during the three months ended March 31, 2008 compared to $130,000 during the same period in 2007, an increase of $305,000. This increase was primarily due to the payment of property taxes and insurance in 2008 for real estate owned.
The largest component of non-interest expense was salaries and employee benefits which amounted to $3,209,000 for the three month period ended March 31, 2008, compared to $3,552,000 for the same period in 2007. The primary factor for the decrease in salaries and benefits expense was the cost of severance payments made to former employees of Fidelity during the three months ended March 31, 2007. As of March 31, 2008, the number of full time equivalent employees was 210 compared to 213 as of March 31, 2007. This decrease is due to employees of Fidelity that were not retained by the Bank. Salaries and employee benefits are expected to increase as a result of general staff increases.
The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $913,000 for the three month period ended March 31, 2008, compared to $958,000 for the same period in 2007, a decrease of $45,000 or 5%. This decrease is primarily due to a decline in equipment maintenance costs.
Income Tax Provision
2008 Compared to 2007. The income tax expense was $364,000 for the three month period ended March 31, 2008, compared to $872,000 for the same period in 2007, a decrease of $508,000 or 58% for the period. The decrease was primarily a result of the decrease in pre-tax income.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007
Assets. Total assets at March 31, 2008 were $1,047,629,000 compared to $1,046,981,000 at December 31, 2007, an increase of $648,000. The increase was primarily due to the increase in cash and cash equivalents and partially offset by the decrease in loans during the period.
Federal Funds Sold. Total federal funds sold at March 31, 2008 were $1,958,000 compared to $1,495,000 at December 31, 2007, an increase of $463,000 or 31%. The increase in federal funds is the result of normal fluctuations in overnight operating balances that are carried at various correspondent banks.
Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2008 were $105,000 compared to $118,000 at December 31, 2007, a decrease of $13,000. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold. The decrease in interest bearing deposits with banks is the result of normal operating activities.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2008 were $282,000 compared to $1,316,000 at December 31, 2007, a decrease of $1,034,000 or 79%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities - Available for Sale. Total securities, available for sale, at March 31, 2008 were $8,921,000 compared to $8,902,000 at December 31, 2007, an increase of $19,000.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized gain of $59,000 at March 31, 2008. The unrealized gain, net of tax is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $3,540,000 at March 31, 2008 compared to $2,072,000 at December 31, 2007, an increase of $1,468,000 or 71%. Additional Federal Home Loan Bank stock was purchased as a result of securing additional advances from the Federal Home Loan Bank.

Loans. Total loans at March 31, 2008 were $947,927,000 compared to $952,084,000 at December 31, 2007, a decrease of $4,157,000. The decrease was primarily due to the transfer of loans to real estate owned. Major categories of loans included in the loan portfolio are as follows (in thousands):

	03/31/08	12/31/07	03/31/07
Consumer loans	$34,494	$35,833	$36,908
Commercial, financial, & other	169,659	174,958	186,783
Commercial real estate construction — residential property	61,638	63,639	67,472
Commercial real estate construction — non residential property	16,372	10,156	11,818
Land development loans — residential property	26,004	33,768	30,701
Land development loans — non residential property	38,885	40,187	34,035
Commercial real estate mortgages	543,778	539,306	515,958
Residential real estate mortgages	57,097	54,237	54,835

	947,927	952,084	938,510
Allowance for loan losses	(10,749)	(10,617)	(9,647)

	$937,178	$941,467	$928,863

The following is a summary of non-performing assets and problems loans (in thousands):

	03/31/08	12/31/07	03/31/07
Troubled debt restructuring	$8,710	$21,077	$—
Over 90 days past due and still accruing	9,257	884	3,858
Non-accrual loans	17,406	18,117	9,274

Total non-performing loans	35,373	40,078	13,132

Real estate owned	6,183	6,319	3,157
Other repossessed assets	—	—	—

Other non-performing assets	6,183	6,319	3,157

Total non-performing assets	$41,556	$46,397	$16,289

Non-accrual loans at March 31, 2008 were $17,406,000, compared to $18,117,000 at December 31, 2007. The decrease in non-accrual loans during the period was primarily due to the transfer of nine loans for $2,500,000 to real estate owned and repayment of three loans for $1,750,000 and partially offset by the downgrading of three loans to non-accrual for $3,500,000. The Bank’s impairment analysis indicated that the loans downgraded to non-accrual status during the period did not require a specific allowance in the allowance for loan losses at March 31, 2008.
The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	3	$162
Commercial, financial, & other	15	1,549
Commercial real estate construction — residential property	5	2,650
Commercial real estate construction — non residential property	—	—
Land development loans — residential property	9	8,256
Land development loans — non residential property	—	—
Commercial real estate mortgages	7	3,392
Residential real estate mortgages	7	1,397

Total non-accrual loans	46	$17,406

Loans over 90 days past due and still accruing at March 31, 2008 were $9,257,000 compared to $884,000 at December 31, 2007. The increase during the period was primarily due to classification of one construction loan and two commercial real estate loans that amount to $7,888,000 as over 90 days past due and still accruing. The construction loan has a balance of $3,950,000 and is well collateralized. Several purchase offers in excess of the outstanding balance are currently being considered. One of the commercial real estate loans with a balance of $639,000 was paid off in April of 2008. The other commercial real estate loan has a balance of $3,299,000 and is well collateralized. Management is closely monitoring the status of this borrower. These loans did not require a specific allowance in the allowance for loan losses at March 31, 2008.
Loans that qualify as troubled debt restructuring amounted to $8,710,000 and $21,077,000 at March 31, 2008 and December 31, 2007, respectively. These loans qualified as troubled debt restructuring primarily due to the temporary change in payment type from principal and interest to interest only or the renewal of interest reserves when current loan to value ratios were outside of our loan policy. The decrease in loans qualified as troubled debt restructuring from December 311, 2007 to March 31, 2008 is due to the fact that these loans are performing in compliance with the restructured terms. Two loans that were classified as troubled debt restructuring at December 31, 2007 with balances of $3,999,000 are not in compliance with their renegotiated terms. Both of these loans are categorized as loans over 90 days delinquent and still accruing at March 31, 2008. The remainder of the loans categorized as troubled debt restructuring at December 31, 2007 are in compliance with their modified terms and therefore, are not considered to be troubled debt restructuring at March 31, 2008. The specific allowance of loans categorized as troubled debt restructuring was $0 and $101,000 at March 31, 2008 and December 31, 2007, respectively.
Allowance for Loan Losses. The allowance for loan losses was $10,749,000 at March 31, 2008 compared to $10,617,000 at December 31, 2007, an increase of $132,000 or 1%. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

	Three Months		Three Months
	Ended	Year Ended	Ended
	03/31/08	12/31/06	03/31/07
Balance, beginning of year	$10,617	$7,775	$7,775

Allowance on loans acquired	—	1,704	—

Charge-offs:
Consumer loans	99	226	86
Commercial, financial & other	635	914	82
Commercial real estate construction — residential property	6	1,291	—
Commercial real estate construction — non residential property	—	—	—
Land development loans — residential property	—	1,665	143
Land development loans — non residential property	—	—	—
Commercial real estate mortgages	—	662	0
Residential real estate mortgages	26	320	320
Recoveries:
Consumer loans	7	25	5
Commercial, financial & other	4	224	168
Commercial real estate construction — residential property	—	6	—
Commercial real estate construction — non residential property	—	—	—
Land development loans — residential property	—	—	—
Land development loans — non residential property	—	—	—
Commercial real estate mortgages	1	140	9
Residential real estate mortgages	—	—	—

Net charge-offs (recoveries)	754	4683	449

Provision for loan losses	886	5,821	782

Balance, end of period	$10,749	$10,617	$8,108

Allowance to total loans	1.13%	1.12%	0.86%

Premises and Equipment. Bank premises and equipment at March 31, 2008 were $22,546,000 compared to $22,782,000 at December 31, 2007, a decrease of $236,000 or 1%. The decrease is primarily due to depreciation during the period.
Real estate owned. Real estate owned at March 31, 2008 was $6,183,000 compared to $6,319,000 at December 31, 2007, a decrease of $136,000 or 2%. Real estate owned at March 31, 2008 is comprised of eight residential properties, six commercial properties, twenty building lots and two acres of vacant commercial land. The estimated market value of real estate owned at March 31, 2008 was approximately $7,000,000.

Goodwill and other intangible assets. Goodwill and other intangible assets were $44,876,000 at March 31, 2008 compared to $45,161,000 at December 31, 2007, a decrease of $285,000 or 1%. The Bank has intangible assets for the estimated value of core deposit accounts and borrower relationships acquired in the acquisition of the Bank of Washtenaw and Fidelity. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The gross carrying amount and accumulated amortization of these intangible assets at March 31, 2008 was as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization
Core deposit intangible from acquisition of:
Bank of Washtenaw	$929	$419
Fidelity Financial Corporation of Michigan	6,863	980

Total core deposit intangible	$7,792	$1,399

Borrower relationship intangible from acquisition of :
Bank of Washtenaw	$1,620	$410
Fidelity Financial Corporation of Michigan	3,558	351

Total borrower relationship intangible	$5,178	$761

Total intangible assets	$12,970	$2,160

The core deposit intangible is being amortized over a period of ten years and the borrower relationship intangible is being amortized over a period of 17 years. At March 31, 2008, the core deposit intangible and borrower relationship intangible amounted to $6,393,000 and $4,417,000, respectively.
The balance of the acquisition price in excess of the fair market value of the assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $34,028,000. Goodwill is defined as an intangible asset with an indefinite useful life, and as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss must be recorded for the value equal to the excess of the asset’s carrying value over its fair value. There was no impairment at December 31, 2007, when goodwill was most recently tested for impairment.
Accrued Interest Receivable. Accrued interest receivable at March 31, 2008 was $4,134,000 compared to $3,816,000 at December 31, 2007, an increase of $318,000 or 8%. The increase was primarily due to the timing of loan repayments.
Other Assets. Other assets at March 31, 2008 were $5,208,000 compared to $5,664,000 at December 31, 2007, a decrease of $456,000 or 8%. The decrease was primarily due to changes in deferred tax assets.

Deposits. Total deposits at March 31, 2008 were $769,217,000 compared to $822,627,000 at December 31, 2007, a decrease of $53,410,000 or 6%. The following is a summary of the distribution of deposits (in thousands):

	03/31/08	12/31/07	03/31/07
Non-interest bearing:
Demand	$80,725	$83,594	$99,923

Interest bearing:
Checking	$66,782	$65,196	$78,825
Money market	98,733	106,145	106,119
Savings	53,986	29,814	35,495
Time, under $100,000	165,840	193,852	152,678
Time, $100,000 and over	303,151	344,026	374,996

	688,492	739,033	748,113

Total deposits	$769,217	$822,627	$848,036

The decrease in deposits was primarily due to the decrease in time deposits during a period of decreasing interest rates. Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on transaction accounts. The Bank recently completed a weeklong celebration in March 2008 that highlighted the Bank’s Anniversary and the promotion of a demand deposit product. The decline in time deposits is primarily due to management’s decision to temporarily fund the Bank’s operations primarily with short term borrowings during this period of declining short term interest rates. Management expects deposits to grow during the remainder of 2008.
The Bank has enacted a strategy to utilize retail deposits, public funds and brokered deposits as the primary funding source for the Bank’s growth. The mix of these sources is determined by the Bank’s Asset and Liability Committee. The Bank has designated a public funds officer to coordinate and manage efforts to utilize public funds and brokered deposits. Public funds consist of interest checking and time deposits of local governmental units. They are the result of strong relationships between the Bank and the communities in the Bank’s marketing area and are considered by the Bank to be core deposits. The following is a summary of the distribution of municipal deposits (in thousands):

	03/31/08	12/31/07	03/31/07
Interest bearing checking	$2,043	$1,740	$1,768
Time, $100,000 and over	116,772	109,695	112,947

Total municipal deposits	$118,815	$111,435	$114,715

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $27,137,000, $32,800,000 and $67,428,000 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

Federal Funds Purchased. Federal funds purchased were $56,480,000 at March 31, 2008, compared to $30,100,000 at December 31, 2007, an increase of $26,380,000 or 88%. The Bank maintains federal funds purchase credit facilities with several financial institutions as additional sources of funds that the Bank may utilize for short-term liquidity purposes.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at March 31, 2008 were $275,000 compared to $480,000 at December 31, 2007, a decrease of $205,000 or 43%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $70,795,000 at March 31, 2008 compared to $41,370,000 at December 31, 2007, an increase of $29,425,000 or 71%. The increase was primarily due to the borrowing of additional advances by the Bank during the period.
Accrued Interest Payable. Accrued interest payable at March 31, 2008 was $2,548,000 compared to $3,168,000 at December 31, 2007, a decrease of $620,000 or 20%. The decrease was primarily due the decreasing volume and cost of deposits.
Other Liabilities. Other liabilities at March 31, 2008 were $1,017,000 compared to $1,688,000 at December 31, 2007, a decrease of $671,000 or 40%. The decrease was primarily due to the increase in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at March 31, 2008 and December 31, 2007. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been entirely amortized.

Capital
Stockholders’ equity at March 31, 2008 was $137,297,000 compared to $137,548,000 as of December 31, 2007, a decrease of $251,000. The decrease was primarily due to the repurchase of 131,000 common shares by the Corporation during the period, which was substantially offset by net income during the period.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total capital (to risk weighted assets)
Consolidated	113,150	11.61%	77,988	8.00%	N/A	N/A
Bank	110,938	11.40%	77,855	8.00%	97,319	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	102,401	10.50%	38,994	4.00%	N/A	N/A
Bank	100,189	10.29%	38,928	4.00%	58,392	6.00%
Tier 1 capital (to average assets)
Consolidated	102,401	10.25%	39,960	4.00%	N/A	N/A
Bank	100,189	10.09%	39,720	4.00%	49,650	5.00%

As of December 31, 2007
Total capital (to risk weighted assets)
Consolidated	112,984	11.57%	78,108	8.00%	N/A	N/A
Bank	110,486	11.34%	77,972	8.00%	97,465	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	102,367	10.48%	39,054	4.00%	N/A	N/A
Bank	99,869	10.25%	38,956	4.00%	58,479	6.00%
Tier 1 capital (to average assets)
Consolidated	102,367	10.15%	40,334	4.00%	N/A	N/A
Bank	99,869	9.99%	39,989	4.00%	49,987	5.00%
Based on the respective regulatory capital ratios at March 31, 2008 and December 31, 2006, the Corporation and Bank are considered well capitalized.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2008, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$1,958	$—	$—	$—	$1,958
Interest bearing deposits with banks	105	—	—	—	105
Mortgage loans held for sale	282	—	—	—	282
Securities available for sale	2,998	4,852	937	134	8,921
Federal Home Loan Bank stock	3,540	—	—	—	3,540
Total loans, net of non-accrual	277,956	94,109	500,908	57,548	930,521

Total earning assets	286,839	98,961	501,845	57,682	945,327

Interest bearing liabilities
Total interest bearing deposits	442,780	210,845	34,368	499	688,492
Federal Home Loan Bank advances	5,394	25,264	40,137	—	70,795
Other Borrowings	56,755	—	—	—	56,755
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	514,929	236,109	74,505	499	826,042

Net asset (liability) funding gap	(228,090)	(137,148)	427,340	57,183	$119,285

Cumulative net asset (liability) funding gap	($228,090)	($365,238)	$62,102	$119,285

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
The following tables provide information about the Bank’s contractual obligations and commitments at March 31, 2008 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Securities sold under agreements to repurchase	$275	$—	$—	$—	$275
Certificates of deposit	434,123	28,357	6,011	500	468,991
Long-term borrowings	30,658	29,802	10,335	—	70,795
Lease commitments	793	1,336	390	12	2,531
Subordinated debentures	—	—	—	10,000	10,000

Totals	$465,849	$59,495	$16,736	$10,512	$552,592

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Unused loan commitments	$104,593	$15,321	$9,207	$19,430	$148,551
Standby letters of credit	6,582	1,069	—	—	7,651

Totals	$111,175	$16,390	$9,207	$19,430	$156,202

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2008.
Internal Controls Over Financial Reporting — There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.

(a)	Exhibits

	Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K Report, dated January 15, 2008 was filed during the quarter ended March 31, 2008.

A Form 8-K Report, dated January 15, 2008 was filed during the quarter ended March 31, 2008.

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
Date: May 9, 2008