Form 10-Q
period 2008-06-30
DEARBORN BANCORP INC /MI/
filed 2008-08-11
CIK 895541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of July 31, 2008.

Class	Shares Outstanding
Common Stock	8,055,698

DEARBORN BANCORP, INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

The following consolidated condensed financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

Report of Independent Registered Public Accounting Firm	3

Consolidated Condensed Balance Sheets – June 30, 2008, December 31, 2007 and June 30, 2007	4

Consolidated Condensed Statements of Income — For the Three and Six Months Ended June 30, 2008 and 2007	5

Consolidated Condensed Statements of Comprehensive Income – For the Three and Six Months Ended June 30, 2008 and 2007	6

Consolidated Condensed Statements of Cash Flows — For the Six Months Ended June 30, 2008 and 2007	7

Notes to Consolidated Condensed Financial Statements	9-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37-39

Item 4. Controls and Procedures	40

Part II. Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 4. Submission of Matters to a Vote of Security Holders	41
Item 6. Exhibits and Reports on Form 8-K

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 5. Other Information

SIGNATURES	42
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the accompanying consolidated condensed balance sheet of Dearborn Bancorp, Inc. as of June 30, 2008 and the related consolidated condensed statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2008 and cash flows for the six month period ended June 30, 2008. These interim financial statements are the responsibility of the Corporation’s management.
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
/s/ BKD, LLP
Indianapolis, Indiana
August 8, 2008

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)		(Unaudited)
(Dollars, in thousands)	06/30/08	12/31/07	06/30/07
ASSETS
Cash and cash equivalents
Cash and due from banks	$12,778	$7,869	$13,621
Federal funds sold	1,301	1,495	3,392
Interest bearing deposits with banks	147	118	104

Total cash and cash equivalents	14,226	9,482	17,117

Mortgage loans held for sale	755	1,316	1,136
Investment securities, available for sale	9,381	8,902	11,039
Federal Home Loan Bank stock	3,540	2,072	1,927
Loans
Loans	944,081	952,084	945,554
Allowance for loan loss	(16,638)	(10,617)	(9,949)

Net loans	927,443	941,467	935,605

Premises and equipment, net	21,630	22,782	23,268
Real estate owned	5,411	6,319	3,008
Goodwill	34,028	34,028	32,110
Other intangible assets	10,487	11,133	13,697
Accrued interest receivable	3,757	3,816	3,833
Other assets	7,880	5,664	3,464

Total assets	$1,038,538	$1,046,981	$1,046,204

LIABILITIES
Deposits
Non-interest bearing deposits	$82,798	$83,594	$103,641
Interest bearing deposits	741,124	739,033	727,090

Total deposits	823,922	822,627	830,731

Other liabilities
Federal funds purchased	3,600	30,100	21,200
Securities sold under agreements to repurchase	171	480	288
Federal Home Loan Bank advances	65,401	41,370	37,130
Accrued interest payable	2,047	3,168	757
Other liabilities	1,026	1,688	3,336
Subordinated debentures	10,000	10,000	10,000

Total liabilities	906,167	909,433	903,442

STOCKHOLDERS’ EQUITY
Common stock - 20,000,000 shares authorized, 8,055,698 shares at 06/30/08, 8,222,413 shares at 12/31/07; and 8,614,819 shares at 06/30/07	133,048	134,278	138,230
Retained earnings	(688)	3,250	4,530
Accumulated other comprehensive loss	11	20	2

Total stockholders’ equity	132,371	137,548	142,762

Total liabilities and stockholders’ equity	$1,038,538	$1,046,981	$1,046,204

The accompanying notes are an integral part of these consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	06/30/08	06/30/07	06/30/08	06/30/07
Interest income
Interest on loans, including fees	$14,994	$17,259	$31,168	$34,384
Interest on securities, available for sale	109	163	218	341
Interest on federal funds	21	109	36	277
Interest on deposits with banks	1	42	2	42

Total interest income	15,125	17,573	31,424	35,044

Interest expense
Interest on deposits	5,874	8,246	12,902	16,024
Interest on other borrowings	812	507	1,805	1,311
Interest on subordinated debentures	155	225	380	465

Total interest expense	6,841	8,978	15,087	17,800

Net interest income	8,284	8,595	16,337	17,244
Provision for loan losses	8,746	289	9,632	906

Net interest income after provision for loan losses	(462)	8,306	6,705	16,338

Non-interest income
Service charges on deposit accounts	363	331	743	649
Fees for other services to customers	27	15	66	69
Gain on the sale of loans	51	47	104	101
Write-down of real estate owned	(100)	(100)	(300)	(100)
Loss on the sale of real estate owned	(469)	—	(704)	—
Other than temporary impairment of securities	—	—	—	—
Other income	73	64	147	83

Total non-interest income	(55)	357	56	802

Non-interest expenses
Salaries and employee benefits	3,284	3,102	6,493	6,654
Occupancy and equipment expense	950	887	1,863	1,845
Intangible expense	322	336	645	672
Advertising and marketing	131	143	254	220
Stationery and supplies	171	232	304	356
Professional services	259	222	485	486
Data processing	232	204	457	328
Defaulted loan expense	511	29	946	159
Other operating expenses	568	424	1,219	846

Total non-interest expenses	6,428	5,579	12,666	11,566

Income before income tax provision	(6,945)	3,084	(5,905)	5,574
Income tax provision	(2,331)	1,079	(1,967)	1,951

Net income	$(4,614)	$2,005	$(3,938)	$3,623

Per share data:
Net income — basic	$(0.57)	$0.23	$(0.49)	$0.41
Net income — diluted	$(0.57)	$0.22	$(0.49)	$0.40

Weighted average number of shares outstanding – basic	8,051,037	8,769,939	8,095,379	8,833,645
Weighted average number of shares outstanding – diluted	8,051,037	9,005,730	8,095,379	9,085,837
The accompanying notes are an integral part of these consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	06/30/08	06/30/07	06/30/08	06/30/07
Net income	$(4,614)	$2,005	$(3,938)	$3,623
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during during period	(43)	(5)	(14)	11
Less: reclassification adjustment for losses included in net income	—	—	—	—
Tax effects	15	2	5	(3)

Other comprehensive income/(loss)	(28)	(3)	(9)	8

Comprehensive income (loss)	$(4,642)	$2,002	$(3,947)	$3,631

The accompanying notes are an integral part of these consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands)	6/30/2008	6/30/2007
Cash flows from operating activities
Interest and fees received	$31,483	$34,548
Interest paid	(17,458)	(18,198)
Proceeds from sale of mortgages held for sale	12,020	11,303
Origination of mortgages held for sale	(11,278)	(10,515)
Taxes refunded (paid)	(181)	(1,830)
Cash paid to suppliers and employees	(13,913)	(12,768)

Net cash provided by operating activities	673	2,540

Cash flows from investing activities
Proceeds from the sale of securities available for sale	6,850	18,007
Proceeds from calls, maturities and repayments of of securities available for sale	79	2,358
Purchases of securities available for sale	(7,332)	(25,428)
Purchase of Federal Home Loan Bank stock	(1,468)	(639)
Proceeds from the sale of real estate owned	6,143	—
Increase in loans, net of payments received	2,768	(10,017)
Purchases of property and equipment	(215)	(4,966)
Net cash paid in Fidelity acquisition	—	(32,111)

Net cash used in investing activities	6,825	(52,796)

Cash flows from financing activities
Net increase (decrease) in non-interest bearing deposits	(796)	4,568
Net increase (decrease) in interest bearing deposits	2,091	5,400
Decrease in other borrowings	(309)	(331)
Net increase (decrease) in federal funds payable	(26,500)	(16,100)
Proceeds from Federal Home Loan Bank advances	24,031	9,802
Purchase of common stock	(1,271)	(6,263)
Exercise of stock options	—	58
Tax benefit of stock options exercised	—	209

Net cash provided by financing activities	(2,754)	(2,657)

Increase (decrease) in cash and cash equivalents	4,744	(52,913)
Cash and cash equivalents at the beginning of the period	9,482	70,030

Cash and cash equivalents at the end of the period	$14,226	$17,117

The accompanying notes are an integral part of these consolidated condensed financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended
(In thousands)	6/30/2008	6/30/2007
Reconciliation of net income to net cash provided by operating activities
Net income	$(3,938)	$3,623
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	6,021	906
Depreciation and amortization expense	683	703
Restricted stock award expense	28	98
Stock option expense	13	44
Accretion of discount on investment securities	(89)	(88)
Amortization of intangible assets	646	672
Decrease in mortgages held for sale	561	687
(Increase) decrease in interest receivable	59	748
Increase (decrease) in interest payable	(1,121)	(735)
(Increase) decrease in other assets	(1,528)	(2,402)
Decrease in other liabilities	(662)	(1,716)

Net cash provided by operating activities	$673	$2,540

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$5,235	$2,525

Noncash investing activities:
Fidelity Bank acquisition:
Loans acquired		178,052
Bank premises and equipment		9,214
Acquisition intangibles recorded		34,172
Other assets acquired		2,194
Deposits assumed		(187,459)
Borrowings assumed		(1,767)
Other liabilities assumed		(2,295)

		$32,111

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

The consolidated condensed financial statements of the Corporation as of June 30, 2008 and 2007, and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The consolidated condensed balance sheet of the Corporation as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. The operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of results of operations for the entire year.

The consolidated condensed financial statements as of June 30, 2008 and 2007, and for the three and six months ended June 30, 2008 and 2007 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2007 Annual Report to Stockholders on Form 10-K.

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

Stock options for 485,993 and 35,244 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2008 and 2007, respectively, because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

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

Future Accounting Matters

Financial Accounting Standards Board Statement No. 141 (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and is effective January 1, 2009. SFAS 141R replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed.

Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting. Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.” SFAS 141R is not expected to have a significant impact on the Corporation’s financial condition or results of operations.

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

B.	Securities Available For Sale

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$6,829	$2	($2)	$6,829
US Government sponsored equity securities	1,004	7	—	1,011
Municipal securities	1,306	19	(13)	1,312
Mortgage backed securities	226	3	—	229

Totals	$9,365	$31	($15)	$9,381

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$6,800	$15	($10)	$6,805
US Government sponsored equity securities	1,009	4	—	1,013
Municipal securities	758	16	—	774
Mortgage backed securities	305	5	—	310

Totals	$8,872	$40	($10)	$8,902

B.	Securities Available for Sale (con’t)

The amortized cost and fair value of securities available for sale at June 30, 2008 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in less than one year	$7,833	$7,841
Due in one year through five years	1,024	1,037
Due in greater than five years	282	274
Mortgage backed securities	226	229

Totals	$9,365	$9,381

The entire portfolio has a net unrealized gain of $16,000 at June 30, 2008. Securities with unrealized losses at June 30, 2008, aggregated by investment category are as follows (in thousands):

	Fair	Unrealized
	Value	Loss
US Treasury securities	$2,985	$(2)
Municipal securities	535	(13)

Total temporarily impaired	$3,520	$(15)

Unrealized losses on securities, available for sale at June 30, 2008 have not been realized because these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is believed to be largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date. These securities have been in a continuous loss position for less than one year.
The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Loans
Non-performing loans and impaired loans are defined differently. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The aggregate balance in impaired loans are as follows (in thousands):

	06/30/08	12/31/07	06/30/07
Impaired loans with no allocated allowance for loan losses	$58,386	$27,817	$18,482
Impaired loans with allocated allowance for loan losses	35,607	10,816	23,791

Total	$93,993	$38,633	$42,273

Amount of the allowance for loan loss allocated	$8,102	$879	$2,999
D.	Incentive Stock Plans
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
A summary of the option activity in the 1994 Plan follows:

			Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2008	—	453,682	$8.29
Forfeited		(20,149)	7.45

Outstanding at June 30, 2008	—	433,533	$8.33

For the options outstanding at June 30, 2008, the range of exercise prices was $4.18 to $14.65 per share with a weighted-average remaining contractual term of 3.2 years. At June 30, 2008, 433,533 options were exercisable at weighted average exercise price of $8.33 per share. There were no options exercised during the quarter. The options outstanding at June 30, 2008 have no intrinsic value.
During 2005, the Corporation initiated the 2005 Long-Term Incentive Plan. Under this plan, up to 347,248 shares may be granted to officers and employees of the Bank. This plan provides that stock awards may take the form of any combination of options, restricted shares, restricted share units or performance awards.

D.	Incentive Stock Plans (con’t)
The administration of the plan, including the granting of awards and the nature of those awards is determined by the Corporation’s Compensation Committee. The Corporation’s Board of Directors approved grants of stock options and restricted stock in 2005 and 2006. The awards have a term of ten years and typically vest fully three years from the grant date. In order for vesting to occur, the Corporation must meet certain performance criteria over the vesting period. The expected compensation cost of the 2005 plan is being calculated assuming the Corporation’s attainment of “target” performance goals over the vesting period of the awards. The actual cost of these awards could range from zero to 100% of the currently recorded compensation cost, depending on the Corporation’s actual performance. The awards that were granted in 2005 vested on June 30, 2008 and the actual cost of these awards was 100% of the currently recorded compensation cost.
Stock Options Granted — The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At June 30, 2008, there were 26,518 stock options outstanding with a weighted average exercise price of $13.06. At June 30, 2008, 8,733 stock options vested fully. On June 30, 2009, the 17,785 stock options are scheduled to vest fully. Stock option activity during the period is listed below:

		Weighted
		Average Modified
	Number	Exercise
	of Shares	Price
Outstanding at January 1, 2008	35,251	$13.06
Shares Forfeited — Stock Options	(8,733)	$13.06

Outstanding at June 30, 2008	26,518	$13.06

Options exercisable	8,733
The Corporation recognized stock option compensation expense of $13,000 during the six months ended June 30, 2008. Compensation cost of $14,000 and $7,000 is expected to be recognized during 2008 and 2009, respectively.

D.	Incentive Stock Plans (con’t)
Restricted Stock Grants — Restricted stock was awarded to officers in 2005 and 2006. The restricted stock is eligible to vest three years from grant date. Upon full vesting, restricted shares are transferred to common shares. On June 30, 2008, 6,223 restricted shares vested fully and were transferred to common shares. At June 30, 2008, there were 11,510 shares of restricted stock outstanding. The restricted stock activity for the period is listed below:

	Number	Modification Date
	of Shares	Value per Share
Outstanding at December 31, 2007	23,956	$13.06
Restricted Shares Forfeited	(6,223)
Restricted Shares transferred to Common Shares	(6,223)

Outstanding at June 30, 2008	11,510	$13.06

The Corporation recognized restricted stock compensation expense of $28,000 during the six months ended June 30, 2008. Compensation cost of $27,000 and $13,000 is expected to be recognized during 2008 and 2009, respectively.
E.	Fair Value of Assets and Liabilities
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

Level 1 –	Quoted prices in active markets for identical assets or liabilities

Level 2 –	Observable inputs other than Level 1 prices, such as quoted prices for similar similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

E.	Fair Value of Assets and Liabilities ( con’t)
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
The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008 (in thousands):

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities, available for sale	$9,381	$6,829	$2,552	$—
The change in unrealized gains on securities, available for sale during the six months ended June 30, 2008 was ($14,000).
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the six month period ended June 30, 2008, certain impaired loans were partially charged-off or re-evaluated. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

E.	Fair Value of Assets and Liabilities ( con’t)
The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Loans	$27,672	$—	$—	$27,672

PART I — FINANCIAL INFORMATION

ITEM 2. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Bank has also formed two subsidiaries that offer additional or specialized services to the Bank’s customers. The Bank’s subsidiaries, their formation date and the type of services offered are listed below:

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
The Bank’s market area consists primarily of the Metropolitan Detroit area. This is a large real estate market and the Bank’s loan portfolio accounts for less than one percent of this market. The Detroit real estate market has been negatively impacted by the unfavorable economic conditions in the State of Michigan. Despite the local economy and its impact on most industries, many local industries and economies are performing well. The Bank has maintained strong underwriting guidelines and utilizes a diligent loan review process.
The Corporation recorded a net loss of ($4,614,000) and ($3,938,000) during the three and six month periods ended June 30, 2008. The primary factor affecting net income during the period was the provision for loan losses which amounted to $8,746,000 and $9,432,000 for the three and six month periods ended June 30, 2008. The increase in the provision for loan loss was primarily the result of the charge-off of several loans during the period and the deterioration of the collateral values of real estate that secures many loans in the Bank’s portfolio. Net charge-offs amounted to $2,857,000 and $3,611,000 during the three and six month periods ended June 30, 2008.
Another significant factor was the costs related to real estate owned, which included defaulted loan expense of $568,000 and $1,219,000, write-downs to real estate owned of $100,000 and $300,000 and losses on the sale of real estate of $469,000 and $704,000 for the three and six month periods ended June 30, 2008, respectively. Compression of net interest income during the period was also a significant factor in the decline in net income. The decrease in net interest income was the result of the increasing amount of non-performing loans and competitive pricing pressure in both loan and deposit generation.

Results of Operations
The Corporation reported a net loss of ($4,614,000) and ($3,938,000) for the three month and six month periods ended June 30, 2008, compared to net income of $2,005,000 and $3,623,000 for the three and six month periods ended June 30, 2007, a decrease of $6,619,000 or 330% for the three month period and $7,561,000 or 209% for the six month period. The decrease in net income was primarily due to the increase in provision for loan loss. Other factors were the increased costs related to real estate owned and the decline in net interest income.
The increase in provision for loan loss is the result of $3,611,000 in net charge-offs during the year and increased risk in the loan portfolio, primarily due to the impact of poor economic conditions. The increased costs related to real estate owned were comprised of write-downs to the values of specific properties, losses recognized upon the sale of specific properties and increased holding costs of real estate owned, which were comprised primarily of the payment of property taxes and insurance and increased maintenance costs. The decrease in net interest income is primarily due to the transfer of performing loans to non-accrual status.
Net Interest Income
2008 Compared to 2007. As noted on the two charts on the following pages, net interest income for the three and six month periods ended June 30, 2008 was $8,284,000 and $16,337,000, compared to $8,595,000 and $17,244,000 for the same periods in 2007, a decrease of $311,000 or 4% for the three month period and $907,000 or 5% for the six month period. This decrease was caused primarily by the decreasing yield on loans caused by the increase in non-performing loans. The Corporation’s interest rate spread was 2.95% and 2.85% for the three and six month periods June 30, 2008, compared to 2.81% and 2.82 for the same periods in 2007. The Corporation’s net interest margin was 3.45% and 3.40% for the three and six month periods ended June 30, 2008, compared to 3.58% and 3.59 for the same periods in 2007.
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

	Three months ended June 30,			Three months ended June 30,
	2008			2007
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$206	$1	1.95%	$3,570	$42	4.73%
Federal funds sold	4,802	21	1.76%	8,344	109	5.25%
Investment securities, available for sale	12,838	109	3.41%	12,883	163	5.09%
Loans	948,591	14,994	6.36%	941,259	17,259	7.37%

Sub-total earning assets	966,437	15,125	6.29%	966,056	17,573	7.32%
Other assets	81,986			83,599

Total assets	$1,048,423			$1,049,655

Liabilities and stockholders’ equity
Interest bearing deposits	$723,733	$5,874	3.26%	$749,303	$8,246	4.43%
Other borrowings	99,957	967	3.89%	51,699	732	5.69%

Sub-total interest bearing liabilities	823,690	6,841	3.34%	801,002	8,978	4.51%
Non-interest bearing deposits	83,614			99,918
Other liabilities	3,117			4,910
Stockholders’ equity	138,002			143,825

Total liabilities and stockholders’ equity	$1,048,423			$1,049,655

Net interest income		$8,284			$8,595

Net interest rate spread			2.95%			2.81%

Net interest margin on earning assets			3.45%			3.58%

	Six months ended June 30,			Six months ended June 30,
	2008			2007
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$193	$2	2.08%	$1,934	$42	4.36%
Federal funds sold	3,427	36	2.11%	9,321	277	5.96%
Investment securities, available for sale	12,393	218	3.53%	13,657	341	5.01%
Loans	948,000	31,168	6.59%	938,786	34,384	7.35%

Sub-total earning assets	964,013	31,424	6.54%	963,698	35,044	7.29%
Other assets	82,192			80,859

Total assets	$1,046,205			$1,044,557

Liabilities and stockholders’ equity
Interest bearing deposits	$714,982	$12,902	3.62%	$737,350	$16,024	4.36%
Other borrowings	106,275	2,185	4.12%	61,353	1,776	5.81%

Sub-total interest bearing liabilities	821,257	15,087	3.68%	798,703	17,800	4.47%
Non-interest bearing deposits	83,233			96,093
Other liabilities	3,674			4,693
Stockholders’ equity	138,041			145,068

Total liabilities and stockholders’ equity	$1,046,205			$1,044,557

Net interest income		$16,337			$17,244

Net interest rate spread			2.85%			2.82%

Net interest margin on earning assets			3.40%			3.59%

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

	Three Months Ended			Six Months Ended
	2008/2007			2008/2007
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$(16)	$(25)	$(41)	$(18)	$(22)	$(40)
Federal funds sold	(15)	(73)	(88)	(61)	(180)	(241)
Investment securities, available for sale	—	(54)	(54)	(25)	(98)	(123)
Loans	129	(2,394)	(2,265)	312	(3,528)	(3,216)

Total earning assets	$98	$(2,546)	$(2,448)	$208	$(3,828)	$(3,620)

Liabilities
Interest bearing deposits	$(196)	$(2,176)	$(2,372)	$(396)	$(2,726)	$(3,122)
Other borrowings	468	(233)	235	925	(516)	409

Total interest bearing liabilities	$272	$(2,409)	$(2,137)	$529	$(3,242)	$(2,713)

Net interest income			$(311)			$(907)

Net interest rate spread			0.15%			0.03%

Net interest margin on earning assets			(0.13%)			(0.19%)

Provision for Loan Losses
2008 Compared to 2007. The provision for loan losses was $8,746,000 and $9,632,000 for the three and six month periods ended June 30, 2008, compared to $289,000 and $906,000 for the same periods in 2007, an increase of $8,457,000 or 2926% for the three month period and $8,726,000 or 963% for the six month period. The provision for loan losses for the three and six month periods ended June 30, 2008 is based on the internal analysis of the adequacy of the allowance for loan losses. The increase in the provision for loan loss was primarily the result of the charge-off of several loans during the period and the deterioration of the collateral values of real estate that secures many loans in the Bank’s portfolio. Net charge-offs amounted to $2,857,000 and $3,611,000 during the three and six month periods ended June 30, 2008. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions.

Non-interest Income
2008 Compared to 2007. Non-interest income was ($55,000) and $56,000 for the three and six month periods ended June 30, 2008, compared to $357,000 and $802,000 for the same periods in 2007, a decrease of $412,000 or 115% for the three month period and $746,000 or 93% for the six month period. The decrease was entirely due to the write-down of real estate owned and the loss on the sale of real estate owned. The loss on the sale of real estate owned was the result of the sale of eleven bank-owned properties.
When these transactions related to real estate owned are excluded, non-interest income for the three and six months ended June 30, 2008 amounts to $514,000 and $1,060,000 compared to $457,000 and $902,000 during the same period in 2007, an increase of $57,000 or 12% for the three month period and $158,000 or 18% for the six month period. This increase is primarily caused by the increase in service charges on deposit accounts.
Non-interest Expense
2008 Compared to 2007. Non-interest expense was $6,428,000 and $12,666,000 for the three and six month periods ended June 30, 2008, compared to $5,579,000 and $11,566,000 for the same periods in 2007, an increase of $849,000 or 15% for the three month period and $1,100,000 or 10% for the six month period. The increase was primarily due to defaulted loan expense which amounted to $511,000 and $946,000 during the three and six month periods ended June 30, 2008 compared to $29,000 and $159,000 during the same periods in 2007, an increase of $482,000 or 1662% for the three month period and $787,000 or 495% for the six month period. This increase was primarily due to the payment of property taxes and insurance in 2008 for real estate owned.
The largest component of non-interest expense was salaries and employee benefits which amounted to $3,284,000 and $6,493,000 for the three and six month periods ended June 30, 2008, compared to $3,102,000 and $6,654,000 for the same periods in 2007, an increase of $182,000 or 6% for the three month period and a decrease of $161,000 or 2% for the six month period. The primary factor for the decrease in salaries and benefits expense during the six month period was the cost of severance payments made to former employees of Fidelity during the three months ended March 31, 2007. As of June 30, 2008, the number of full time equivalent employees was 218 compared to 214 as of June 30, 2007. Salaries and employee benefits are expected to increase as a result of general staff increases.
Income Tax Provision
2008 Compared to 2007. The income tax benefit was $2,331,000 and $1,967,000 for the three and six month periods ended June 30, 2008, compared to income tax expense of $1,079,000 and $1,951,000 for the same period in 2007. The decrease was primarily a result of the pre-tax loss during the three and six month periods ended June 30, 2008.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007
Assets. Total assets at June 30, 2008 were $1,038,538,000 compared to $1,046,981,000 at December 31, 2007, a decrease of $8,443,000 or 1%. The decrease was primarily due to the decrease in loans.
Federal Funds Sold. Total federal funds sold at June 30, 2008 were $1,301,000 compared to $1,495,000 at December 31, 2007, a decrease of $194,000 or 12%. The decrease in federal funds sold is the result of normal fluctuations in overnight operating balances that are carried at various correspondent banks.
Interest bearing deposits with banks. Total interest bearing deposits with banks at June 30, 2008 were $147,000 compared to $118,000 at December 31, 2007, an increase of $29,000 or 25%. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold. The decrease in interest bearing deposits with banks is the result of normal operating activities.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2008 were $755,000 compared to $1,316,000 at December 31, 2007, a decrease of $561,000 or 43%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at June 30, 2008 were $9,381,000 compared to $8,902,000 at December 31, 2007, an increase of $479,000 or 5%.
Please refer to Note B of the Notes to Consolidated Condensed Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized gain of $16,000 at June 30, 2008. The unrealized gain, net of tax is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $3,540,000 at June 30, 2008 compared to $2,072,000 at December 31, 2007, an increase of $1,468,000 or 71%. Additional Federal Home Loan Bank stock was purchased as a result of securing additional advances from the Federal Home Loan Bank.
Loans. Total loans at June 30, 2008 were $944,081,000 compared to $952,084,000 at December 31, 2007, a decrease of $8,003,000 or 1%. The decrease was primarily due to the transfer of loans to real estate owned. Major categories of loans included in the loan portfolio are as follows (in thousands):

	06/30/08	12/31/07	06/30/07
Consumer loans	$33,206	$35,833	$35,666
Commercial, financial, & other	170,402	174,958	181,099
Land development loans — residential property	60,170	63,639	67,025
Land development loans — non residential property	21,000	10,156	12,078
Commercial real estate construction — residential property	20,605	33,768	33,961
Commercial real estate construction — non residential property	35,087	40,187	34,834
Commercial real estate mortgages	549,145	539,306	527,805
Residential real estate mortgages	54,466	54,237	53,086

	944,081	952,084	945,554
Allowance for loan losses	(16,638)	(10,617)	(9,949)

	$927,443	$941,467	$935,605

Non-performing loans and impaired loans are defined differently. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The aggregate balance in impaired loans are as follows (in thousands):

	06/30/08	12/31/07	06/30/07
Impaired loans with no allocated allowance for loan losses	$58,386	$27,817	$18,482
Impaired loans with allocated allowance for loan losses	35,607	10,816	23,791

Total	$93,993	$38,633	$42,273

Amount of the allowance for loan loss allocated	$8,102	$879	$2,999
The following is a summary of non-performing assets and problems loans (in thousands):

	06/30/08	12/31/07	06/30/07
Troubled debt restructuring	13,145	21,077	—
Over 90 days past due and still accruing	7,319	884	2,217
Non-accrual loans	36,195	18,117	14,941

Total non-performing loans	56,659	40,078	17,158

Real estate owned	5,411	6,319	3,008
Other repossessed assets	—	—	—

Other non-performing assets	5,411	6,319	3,008

Total non-performing assets	$62,070	$46,397	$20,166

Non-accrual loans at June 30, 2008 were $36,195,000, compared to $18,117,000 at December 31, 2007. The increase in non-accrual loans during the period was primarily due to the downgrading of 41 loans $25,372,000 less twenty-eight loans for $7,100,000 that were transferred to real estate owned or repayed. The Bank’s impairment analysis indicated that the loans downgraded to non-accrual status during the period required a specific allowance of $3,461,000 in the allowance for loan losses at June 30, 2008. The distribution of loans added to non-accrual status by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	—	$—
Commercial, financial, & other	11	1,542
Land development loans — residential property	2	5,748
Land development loans — non residential property	—	—
Commercial real estate construction — residential property	4	6,492
Commercial real estate construction — non residential property	—	—
Commercial real estate mortgages	18	10,571
Residential real estate mortgages	6	1,019

Total non-accrual loans	41	$25,372

The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	3	$161
Commercial, financial, & other	17	2,196
Land development loans — residential property	7	9,422
Land development loans — non residential property	1	3,950
Commercial real estate construction — residential property	1	5,098
Commercial real estate construction — non residential property	5	3,213
Commercial real estate mortgages	20	10,713
Residential real estate mortgages	10	1,442

Total non-accrual loans	64	$36,195

Loans over 90 days past due and still accruing at June 30, 2008 were $7,319,000 compared to $884,000 at December 31, 2007. These loans have not been transferred to non-accrual status generally because there is an expectation that the resolution of the cause of the delinquent status of the loan is imminent. The increase during the period was primarily due to classification of two construction loans and five commercial real estate loans that amount to $6,045,000 as over 90 days past due and still accruing. The construction loans have a balance of $1,077,000 and are well collateralized. Full payment on one of the commercial real estate loans with a balance of $2,179,000 is expected as the sale of the underlying collateral is currently being considered. Three commercial real estate loans amounting to $1,354,000 are well collateralized and are currently making payments. Two commercial real estate loans amounting to $1,435,000 will be transferred to non-accrual during the third quarter of 2008. These loans required a specific allowance of $167,000 in the allowance for loan losses at June 30, 2008.

Loans that qualify as troubled debt restructuring amounted to $13,145,000 and $21,077,000 at June 30, 2008 and December 31, 2007, respectively. These loans qualified as troubled debt restructuring primarily due to the temporary change in payment type from principal and interest to interest only or the renewal of interest reserves when current loan to value ratios were outside of our loan policy. The decrease in loans qualified as troubled debt restructuring from December 31, 2007 to June 30, 2008 is due to the fact that these loans are performing in compliance with the restructured terms. One loan that was classified as troubled debt restructuring at December 31, 2007 with balances of $3,379,000 is not in compliance with their renegotiated terms. This loan is categorized as non-accrual at June 30, 2008. The remainder of the loans categorized as troubled debt restructuring at December 31, 2007 are in compliance with their modified terms and therefore, are not considered to be troubled debt restructuring at June 30, 2008. The specific allowance of loans categorized as troubled debt restructuring was $0 and $300,000 at June 30, 2008 and December 31, 2007, respectively.
The value of the collateral that supports our construction and commercial real estate loan portfolio has deteriorated significantly primarily due to the economic conditions in Southeast Michigan. At the time of origination, these loans were well-collateralized loans with well established real estate developers and home builders. The Bank has formed a committee that meets bi-weekly to discuss non-performing assets and added three commercial lenders specializing in dealing with workout situations. These lenders are responsible for monitoring these loans and dealing with those loans that might become troubled as well as disposing of properties that have been transferred to real estate owned. The Corporation’s strong capital position allows management to deal aggressively with the asset problems that have already been identified as well as those that may develop in the future.
Allowance for Loan Losses. The allowance for loan losses was $16,638,000 at June 30, 2008 compared to $10,617,000 at December 31, 2007, an increase of $6,021,000 or 57%. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

	Six Months		Six Months
	Ended	Year Ended	Ended
	06/30/08	12/31/07	06/30/07
Balance, beginning of year	$10,617	$7,775	$7,775

Allowance on loans acquired	—	1,704	1,704

Charge-offs:
Consumer loans	176	226	87
Commercial, financial & other	3,127	914	84
Land development loans — residential property	—	1,665	143
Land development loans — non residential property	—	—	—
Commercial real estate construction — residential property	58	1,291	—
Commercial real estate construction — non residential property	—	—	—
Commercial real estate mortgages	190	662	—
Residential real estate mortgages	106	320	320
Recoveries:
Consumer loans	11	25	6
Commercial, financial & other	31	224	174
Land development loans — residential property	—	—	—
Land development loans — non residential property	—	—	—
Commercial real estate construction — residential property	—	6	—
Commercial real estate construction — non residential property	—	—	—
Commercial real estate mortgages	4	140	20
Residential real estate mortgages	—	—	—

Net charge-offs (recoveries)	3,611	4,683	436

Provision for loan losses	9,632	5,821	906

Balance, end of period	$16,638	$10,617	$9,949

Allowance to total loans	1.76%	1.12%	1.05%

Premises and Equipment. Bank premises and equipment at June 30, 2008 were $21,630,000 compared to $22,782,000 at December 31, 2007, a decrease of $1,152,000 or 5%. The decrease is primarily due to the transfer of a building to other assets and depreciation during the period.
Real estate owned. Real estate owned at June 30, 2008 was $5,411,000 compared to $6,319,000 at December 31, 2007, a decrease of $908,000 or 15%. Real estate owned at June 30, 2008 is comprised of eleven residential properties, three commercial properties, eighteen building lots and two acres of vacant commercial land. The estimated market value of real estate owned at June 30, 2008 was approximately $7,500,000.

Goodwill and other intangible assets. Goodwill and other intangible assets were $44,515,000 at June 30, 2008 compared to $45,161,000 at December 31, 2007, a decrease of $646,000 or 1%. The Bank has intangible assets for the estimated value of core deposit accounts and borrower relationships acquired in the acquisition of the Bank of Washtenaw and Fidelity. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The gross carrying amount and accumulated amortization of these intangible assets at June 30, 2008 was as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization
Core deposit intangible from acquisition of:
Bank of Washtenaw	$929	$439
Fidelity Financial Corporation of Michigan	6,863	1,180

Total core deposit intangible	$7,792	$1,619

Borrower relationship intangible from acquisition of:
Bank of Washtenaw	$1,620	$453
Fidelity Financial Corporation of Michigan	3,558	411

Total borrower relationship intangible	$5,178	$864

Total intangible assets	$12,970	$2,483

The core deposit intangible is being amortized over a period of ten years and the borrower relationship intangible is being amortized over a period of 17 years. At June 30, 2008, the core deposit intangible and borrower relationship intangible amounted to $6,173,000 and $4,314,000, respectively.
The balance of the acquisition price in excess of the fair market value of the assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $34,028,000. Goodwill is defined as an intangible asset with an indefinite useful life, and as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss must be recorded for the value equal to the excess of the asset’s carrying value over its fair value. There was no impairment at December 31, 2007, when goodwill was most recently tested for impairment. Management analyzes the impairment of goodwill quarterly. Based on Management’s Step 1 analysis of goodwill at June 30, 2008, there is no impairment of goodwill.
Accrued Interest Receivable. Accrued interest receivable at June 30, 2008 was $3,757,000 compared to $3,816,000 at December 31, 2007, a decrease of $59,000 or 2%. The decrease was primarily due to the decrease in loans.
Other Assets. Other assets at June 30, 2008 were $7,880,000 compared to $5,664,000 at December 31, 2007, an increase of $2,216,000 or 39%. The decrease was primarily due to changes in deferred tax assets and the transfer of a building available for sale.

Deposits. Total deposits at June 30, 2008 were $823,922,000 compared to $822,627,000 at December 31, 2007, an increase of $1,295,000. The following is a summary of the distribution of deposits (in thousands):

	06/30/08	12/31/07	06/30/07
Non-interest bearing:
Demand	$82,798	$83,594	$103,641

Interest bearing:
Checking	$78,865	$65,196	$71,454
Money market	99,761	106,145	121,795
Savings	68,431	29,814	35,097
Time, under $100,000	187,628	193,852	158,689
Time, $100,000 and over	306,439	344,026	340,055

	741,124	739,033	727,090

Total deposits	$823,922	$822,627	$830,731

The increase in deposits was primarily due to the shifting between deposit categories as interest rates stabilized. Deposits in the Time, $100,000 and over category matured and were not renewed. These funds were replaced primarily by other retail deposits in the interest bearing checking and savings categories. Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on transaction accounts. The Bank recently completed a weeklong celebration in March 2008 that highlighted the Bank’s Anniversary and the promotion of a demand deposit product. Management expects deposits to grow marginally during the remainder of 2008.
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

	06/30/08	12/31/07	06/30/07
Interest bearing checking	$1,728	$1,740	$1,768
Time, $100,000 and over	96,339	109,695	112,947

Total municipal deposits	$98,067	$111,435	$114,715

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $31,932,000, $32,800,000 and $53,737,000 at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

Federal Funds Purchased. Federal funds purchased were $3,600,000 at June 30, 2008, compared to $30,100,000 at December 31, 2007, a decrease of $26,500,000 or 88%. The Bank maintains federal funds purchase credit facilities with several financial institutions as additional sources of funds that the Bank may utilize for short-term liquidity purposes.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at June 30, 2008 were $171,000 compared to $480,000 at December 31, 2007, a decrease of $309,000 or 64%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $65,401,000 at June 30, 2008 compared to $41,370,000 at December 31, 2007, an increase of $24,031,000 or 58%. The increase was primarily due to the borrowing of additional advances by the Bank during the period.
Accrued Interest Payable. Accrued interest payable at June 30, 2008 was $2,047,000 compared to $3,168,000 at December 31, 2007, a decrease of $1,121,000 or 35%. The decrease was primarily due to the decreasing cost of deposits.
Other Liabilities. Other liabilities at June 30, 2008 were $1,026,000 compared to $1,688,000 at December 31, 2007, a decrease of $662,000 or 39%. The decrease was primarily due to the increase in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at June 30, 2008 and December 31, 2007. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been entirely amortized.

Capital
Stockholders’ equity at June 30, 2008 was $132,371,000 compared to $137,548,000 as of December 31, 2007, a decrease of $5,177,000 or 3%. The decrease was primarily due to the net loss during the period and the repurchase of 131,000 common shares by the Corporation during the period.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total capital
(to risk weighted assets)
Consolidated	109,960	11.46%	76,770	8.00%	N/A	N/A
Bank	107,192	11.20%	76,595	8.00%	95,743	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	97,934	10.21%	38,385	4.00%	N/A	N/A
Bank	95,166	9.94%	38,297	4.00%	57,446	6.00%
Tier 1 capital
(to average assets)
Consolidated	97,934	9.76%	40,156	4.00%	N/A	N/A
Bank	95,166	9.52%	39,985	4.00%	49,981	5.00%

As of December 31, 2007
Total capital
(to risk weighted assets)
Consolidated	112,984	11.57%	78,108	8.00%	N/A	N/A
Bank	110,486	11.34%	77,972	8.00%	97,465	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	102,367	10.48%	39,054	4.00%	N/A	N/A
Bank	99,869	10.25%	38,956	4.00%	58,479	6.00%
Tier 1 capital
(to average assets)
Consolidated	102,367	10.15%	40,334	4.00%	N/A	N/A
Bank	99,869	9.99%	39,989	4.00%	49,987	5.00%
Based on the respective regulatory capital ratios at June 30, 2008 and December 31, 2007, the Bank is considered well capitalized.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2008, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$1,301	$—	$—	$—	$1,301
Interest bearing deposits with Banks	147	—	—	—	147
Mortgage loans held for sale	755	—	—	—	755
Securities available for sale	5,090	2,751	1,266	274	9,381
Federal Home Loan Bank stock	3,540	—	—	—	3,540
Total loans, net of non-accrual	269,903	91,355	500,327	45,855	907,440

Total earning assets	280,736	94,106	501,593	46,129	922,564

Interest bearing liabilities
Total interest bearing deposits	469,808	194,203	76,677	436	741,124
Federal Home Loan Bank advances	0	25,264	40,137	—	65,401
Other Borrowings	3,771	—	—	—	3,771
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	483,579	219,467	116,814	436	820,296

Net asset (liability) funding gap	(202,843)	(125,361)	384,779	45,693	$102,268

Cumulative net asset (liability) funding gap	$(202,843)	$(328,204)	$56,575	$102,268

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
The following tables provide information about the Bank’s contractual obligations and commitments at June 30, 2008 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than		3-5	Over 5
	1 Year	1-3 Years	Years	Years	Total
Securities sold under agreements to repurchase	$172	—	—	—	$172
Certificates of deposit	416,953	72,634	4,043	436	494,066
Long-term borrowings	25,264	29,802	10,335	—	65,401
Lease commitments	788	29,802	10,336	0	40,926
Subordinated debentures	—	—	—	10,000	10,000

Totals	$443,177	$132,238	$24,714	$10,436	$610,565

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than		3-5	Over 5
	1 Year	1-3 Years	Years	Years	Total
Unused loan commitments	$94,514	$11,057	$11,769	$15,444	$132,784
Standby letters of credit	6,582	1,069	—	—	7,651

Totals	$101,096	$12,126	$11,769	$15,444	$140,435

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2008.
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

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
The Corporation held its regular annual meeting of stockholders on May 20, 2008. The first matter for consideration was the re-election of directors. Three directors were re-elected to serve three year terms expiring in 2011. The voting results were as follows:

Nominee	Total For
William J. Demmer	7,062,261
Bradley F. Keller	7,874,247
Jeffrey G. Longstreth	7,980,235
ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.
(a)	Exhibits
Exhibit 31.1 CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K Report, dated April 15, 2008 was filed during the quarter ended June 30, 2008.

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
Date: August 8, 2008