Form 10-Q
period 2008-09-30
DEARBORN BANCORP INC /MI/
filed 2008-11-10
CIK 895541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of October 31, 2008.

Class	Shares Outstanding

Common Stock	8,096,204

DEARBORN BANCORP, INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

The following consolidated condensed financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

Report of Independent Registered Public Accounting Firm	3

Consolidated Condensed Balance Sheets — September 30, 2008, December 31, 2007 and September 30, 2007	4

Consolidated Condensed Statements of Operations — For the Three and Nine Months Ended September 30, 2008 and 2007	5

Consolidated Condensed Statements of Comprehensive Income — For the Three and Nine Months Ended September 30, 2008 and 2007	6

Consolidated Condensed Statements of Cash Flows — For the Nine Months Ended September 30, 2008 and 2007	7

Notes to Consolidated Condensed Financial Statements	9-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39-42

Item 4. Controls and Procedures	43

Part II. Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 6. Exhibits and Reports on Form 8-K	44

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information

SIGNATURES	45
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the accompanying consolidated condensed balance sheet of Dearborn Bancorp, Inc. as of September 30, 2008 and the related consolidated condensed statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2008 and 2007, and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
BKD, LLP
Indianapolis, Indiana
November 7, 2008

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
(Dollars, in thousands)

	09/30/08	12/31/07	09/30/07
ASSETS
Cash and cash equivalents
Cash and due from banks	$15,744	$7,869	$14,929
Federal funds sold	14,281	1,495	7,031
Interest bearing deposits with banks	33,146	118	100

Total cash and cash equivalents	63,171	9,482	22,060

Mortgage loans held for sale	281	1,316	384
Investment securities, available for sale	2,520	8,902	10,640
Federal Home Loan Bank stock	3,614	2,072	1,927
Loans
Loans	939,626	952,084	945,622
Allowance for loan loss	(16,429)	(10,617)	(10,309)

Net loans	923,197	941,467	935,313

Premises and equipment, net	21,491	22,782	23,043
Real estate owned	8,343	6,319	3,338
Goodwill	34,028	34,028	34,028
Other intangible assets	10,165	11,133	11,551
Accrued interest receivable	3,601	3,816	4,258
Other assets	8,110	5,664	5,416

Total assets	$1,078,521	$1,046,981	$1,051,958

LIABILITIES
Deposits
Non-interest bearing deposits	$84,073	$83,594	$92,770
Interest bearing deposits	775,196	739,033	768,764

Total deposits	859,269	822,627	861,534

Other liabilities
Federal funds purchased	—	30,100	—
Securities sold under agreements to repurchase	222	480	491
Federal Home Loan Bank advances	72,283	41,370	36,429
Accrued interest payable	1,734	3,168	619
Other liabilities	1,173	1,688	3,361
Subordinated debentures	10,000	10,000	10,000

Total liabilities	944,681	909,433	912,434

STOCKHOLDERS’ EQUITY
Common stock - 20,000,000 shares authorized, 8,098,557 shares at 09/30/08, 8,222,413 shares at 12/31/07; and 8,471,913 shares at 09/30/07	133,099	134,278	137,837
Retained earnings	732	3,250	1,675
Accumulated other comprehensive loss	9	20	12

Total stockholders’ equity	133,840	137,548	139,524

Total liabilities and stockholders’ equity	$1,078,521	$1,046,981	$1,051,958

The accompanying notes are an integral part of these consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	09/30/08	09/30/07	09/30/08	09/30/07
Interest income
Interest on loans, including fees	$14,742	$17,565	$45,910	$51,949
Interest on securities, available for sale	97	160	315	501
Interest on federal funds	22	84	59	361
Interest on deposits with banks	2	42	3	84

Total interest income	14,863	17,851	46,287	52,895

Interest expense
Interest on deposits	5,764	8,663	18,666	24,687
Interest on other borrowings	709	497	2,514	1,808
Interest on subordinated debentures	140	190	520	655

Total interest expense	6,613	9,350	21,700	27,150

Net interest income	8,250	8,501	24,587	25,745
Provision for loan losses	90	4,060	9,722	4,966

Net interest income after provision for loan losses	8,160	4,441	14,865	20,779

Non-interest income
Service charges on deposit accounts	403	290	1,146	939
Fees for other services to customers	23	29	89	98
Gain on the sale of loans	61	34	165	135
Write-down of real estate	(209)	(496)	(509)	(596)
Loss on the sale of real estate	(16)	—	(720)	—
Gain on the sale of securities, available for sale	9	—	9	—
Other income	48	39	195	122

Total non-interest income	319	(104)	375	698

Non-interest expenses
Salaries and employee benefits	3,413	3,137	9,906	9,791
Occupancy and equipment expense	908	903	2,771	2,748
Intangible expense	323	240	968	912
Advertising and marketing	138	119	392	339
Stationery and supplies	103	124	407	480
Professional services	241	301	726	787
Data processing	145	114	602	442
Defaulted loan expense	483	(7)	1,429	223
Other operating expenses	558	560	1,777	1,335

Total non-interest expenses	6,312	5,491	18,978	17,057

Income (Loss) before income tax provision	2,167	(1,154)	(3,738)	4,420
Income tax provision (benefit)	747	(299)	(1,220)	1,652

Net income (loss)	$1,420	$(855)	$(2,518)	$2,768

Per share data:
Net income — basic	$0.18	$(0.10)	$(0.31)	$0.32
Net income — diluted	$0.18	$(0.10)	$(0.31)	$0.31

Weighted average number of shares outstanding — basic	8,044,180	8,510,207	8,078,188	8,692,562
Weighted average number of shares outstanding — diluted	8,082,263	8,510,207	8,078,188	8,935,941
The accompanying notes are an integral part of these consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	09/30/08	09/30/07	09/30/08	09/30/07
Net income (loss)	$1,420	$(855)	$(2,518)	$2,768

Other comprehensive income (loss), net of tax

Unrealized gains (losses) on securities

Unrealized holding gains (losses) arising during during period	(13)	15	(26)	25

Less: reclassification adjustment for gains Included in net income	9	—	9	—

Tax effects	1	(5)	6	(7)

Other comprehensive income/(loss)	(3)	10	(11)	18

Comprehensive income (loss)	$1,417	$(845)	$(2,529)	$2,786

The accompanying notes are an integral part of these consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	9/30/2008	9/30/2007
Cash flows from operating activities
Interest and fees received	$46,502	$51,974
Interest paid	(23,134)	(27,523)
Proceeds from sale of mortgages held for sale	17,158	16,365
Origination of mortgages held for sale	(15,861)	(14,791)
Taxes paid	(181)	(3,322)
Cash paid to suppliers and employees	(16,450)	(18,803)

Net cash provided by operating activities	8,034	3,900

Cash flows from investing activities
Proceeds from the sale of securities available for sale	5,827	18,007
Proceeds from calls, maturities and repayments of of securities available for sale	10,803	6,657
Purchases of securities available for sale	(10,157)	(29,198)
Purchase of Federal Home Loan Bank stock	(1,542)	(639)
Proceeds from the sale of real estate owned	5,137	—
Increase in loans, net of payments received	65	(13,785)
Purchases of property and equipment	(404)	(5,108)
Net cash paid in Fidelity acquisition	—	(32,122)

Net cash used in investing activities	9,729	(56,188)

Cash flows from financing activities
Net increase (decrease) in non-interest bearing deposits	479	(6,303)
Net increase in interest bearing deposits	36,163	47,074
Decrease in other borrowings	(258)	(128)
Net decrease in federal funds payable	(30,100)	(37,300)
Proceeds from Federal Home Loan Bank advances	30,913	9,101
Purchase of common stock	(1,271)	(8,411)
Exercise of stock options	—	62
Tax benefit of stock options exercised	—	223

Net cash provided by financing activities	35,926	4,318

Increase (decrease) in cash and cash equivalents	53,689	(47,970)
Cash and cash equivalents at the beginning of the period	9,482	70,030

Cash and cash equivalents at the end of the period	$63,171	$22,060

The accompanying notes are an integral part of these consolidated condensed financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended
	9/30/2008	9/30/2007
Reconciliation of net income to net cash provided by operating activities
Net income	$(2,518)	$2,768
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	9,722	4,966
Depreciation and amortization expense	1,011	1,070
Restricted stock award expense	40	(84)
Stock option expense	52	(36)
Accretion of discount on investment securities	(119)	(202)
Amortization of premium on investment securities	11	1
Writedown of other real estate owned	1,322	596
Amortization of intangible assets	968	911
Decrease in mortgages held for sale	1,035	1,439
Decrease in interest receivable	215	323
Decrease in interest payable	(1,434)	(5,286)
Increase in other assets	(1,756)	(710)
Decrease in other liabilities	(515)	(1,856)

Net cash provided by operating activities	$8,034	$3,900

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$8,483	$3,911

Noncash investing activities:
Fidelity Bank acquisition:
Loans acquired		178,052
Bank premises and equipment		9,214
Acquisition intangibles recorded		38,977
Other assets acquired		2,194
Deposits assumed		(187,635)
Borrowings assumed		(1,767)
Other liabilities assumed		(2,299)

		$36,736

The accompanying notes are an integral part of these consolidated condensed financial statements.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

The consolidated condensed financial statements of the Corporation as of September 30, 2008 and 2007, and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The consolidated condensed balance sheet of the Corporation as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. The operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results of operations for the entire year.

The consolidated condensed financial statements as of September 30, 2008 and 2007, and for the three and nine months ended September 30, 2008 and 2007 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2007 Annual Report to Stockholders on Form 10-K.

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

Factors in the basic and diluted income per share calculation follow (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Basic
Net income	$1,420	$(855)	$(2,518)	$2,768

Weighted average common shares	8,044,180	8,510,207	8,078,188	8,692,562

Basic earnings per common share	$0.18	$(0.10)	$(0.31)	$0.32

Diluted
Net income	$1,420	$(855)	$(2,518)	$2,768

Weighted average common shares outstanding for basic earnings per common share	8,044,180	8,510,207	8,078,188	8,692,562

Add: Dilutive effects of assumed exercise of stock options	38,083	—	—	243,379

Average shares and dilutive potential common shares	8,082,263	8,510,207	8,078,188	8,935,941

Dilutive earnings per common share	$0.18	$(0.10)	$(0.31)	$0.31
Stock options for 647,110 and 35,244 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2008 and 2007, respectively, because they were antidilutive. Stock options for 554,070 and 515,401 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2008 and 2007, respectively, because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

A.	Accounting and Reporting Policies (con’t)

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB staff position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FASB staff position became effective for the Corporation on October 10, 2008 and did not have a material impact on the Corporation’s consolidated financial statements.

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

Financial Accounting Standards Board Statement No. 161 (SFAS 161), "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.
B.	Securities Available For Sale

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored equity securities	$1,001	$2	$—	$1,003
Municipal securities	1,304	18	(12)	1,310
Mortgage backed securities	202	5	—	207

Totals	$2,507	$25	$(12)	$2,520

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities	$6,800	$15	$(10)	$6,805
US Government sponsored equity securities	1,009	4	—	1,013
Municipal securities	758	16	—	774
Mortgage backed securities	305	5	—	310

Totals	$8,872	$40	$(10)	$8,902

B.	Securities Available for Sale (con’t)

The amortized cost and fair value of securities available for sale at September 30, 2008 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in less than one year	$1,001	$1,003
Due in one year through five years	1,023	1,036
Due in greater than five years	281	274
Mortgage backed securities	202	207

Totals	$2,507	$2,520

The entire portfolio has a net unrealized gain of $13,000 at September 30, 2008. Securities with unrealized losses at September 30, 2008, aggregated by investment category are as follows (in thousands):

	Fair	Unrealized
	Value	Loss
Municipal securities	$535	$(12)

Total temporarily impaired	$535	$(12)

Unrealized losses on securities, available for sale at September 30, 2008 have not been realized because these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is believed to be largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date. These securities have been in a continuous loss position for less than one year.
The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Loans

The aggregate balance in impaired loans are as follows (in thousands):

	09/30/08	12/31/07	09/30/07
Impaired loans with no allocated allowance for loan losses	$35,771	$27,817	$21,614
Impaired loans with allocated allowance for loan losses	46,471	10,816	9,671

Total	$82,242	$38,633	$31,285

Amount of the allowance for loan loss allocated	$8,541	$879	$1,225
D.	Goodwill

Goodwill is reviewed annually for impairment, as well as on an interim basis if events or changes indicate that the asset might be impaired. During the second quarter of 2008, the Corporation performed an interim impairment test due to the downturn in the economic environment. For purposes of testing goodwill for impairment, the Corporation used the income and market approaches. The income approach consisted of discounting projected future cash flows, which were derived from internal forecasts and economic expectations. The projected future cash flows were discounted using cost of capital metrics for the Corporation’s peer group. The market approach applied a market multiple, based on observed purchase transactions and price/earnings of the Corporation’s peer group, to the last twelve-months of net income before income taxes, depreciation and amortization. As our market capitalization declined and the financial sector volatility increased, management focused on using valuation methods that were more representative of a market participant’s view. Therefore, a combination of each valuation approach was applicable in determining the fair value of the entity by appropriately weighting discounted future cash flows and the market value approach. The Corporation will be completing its annual goodwill impairment test as of November 30, 2008.

E.	Incentive Stock Plans

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

A summary of the option activity in the 1994 Plan follows:

			Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Outstanding at January 1, 2008	—	453,682	$8.29
Forfeited		(79,293)	6.52

Outstanding at September 30, 2008	—	374,389	$8.66
For the options outstanding at September 30, 2008, the range of exercise prices was $4.18 to $14.65 per share with a weighted-average remaining contractual term of 3.3 years. At September 30, 2008, 374,389 options were exercisable at weighted average exercise price of $8.66 per share. There were no options exercised during the quarter. There was no intrinsic value at September 30, 2008.
During 2005, the Corporation initiated the 2005 Long-Term Incentive Plan. Under this plan, up to 347,248 shares may be granted to officers and employees of the Bank. This plan provides that stock awards may take the form of any combination of options, restricted shares, restricted share units or performance awards.
The administration of the plan, including the granting of awards and the nature of those awards is determined by the Corporation’s Compensation Committee. The Corporation’s Board of Directors approved grants of stock options and restricted stock in 2005, 2006 and 2008. The awards have a term of ten years and typically vest fully three years from the grant date. In order for vesting to occur with some grants, the Corporation must meet certain performance criteria over the vesting period. The expected compensation cost of the 2005 plan is being calculated assuming the Corporation’s attainment of “target” performance goals over the vesting period of the awards. The actual cost of these awards could range from zero to 100% of the currently recorded compensation cost, depending on the Corporation’s actual performance. The awards granted in 2005 and 2006 did have such performance criteria. The awards granted in 2008 did not have performance criteria. The awards that were granted in 2005 vested on June 30, 2008 and the actual cost of these awards was 100% of the currently recorded compensation cost.

E.	Incentive Stock Plans (con’t)

Stock Options Granted — Stock options were awarded to officers in 2005, 2006 and 2008. The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At September 30, 2008, there were 205,662 stock options outstanding with a weighted average exercise price of $5.89. At September 30, 2008, 67,877 stock options were vested fully. On June 30, 2009, the 17,785 stock options are scheduled to vest fully. Stock option activity during the period is listed below:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding at December 31, 2007	35,251	$13.06
Stock Options Granted	179,144	$4.83
Stock Options Forfeited	(8,733)	$13.06

Outstanding at September 30, 2008	205,662	$5.89

Options exercisable	67,877
The Corporation recognized stock option compensation expense of $52,000 during the nine months ended September 30, 2008. Compensation cost of $67,000 and $29,000 is expected to be recognized during 2008 and 2009, respectively.
Restricted Stock Grants — Restricted stock was awarded to officers in 2005, 2006 and 2008. The restricted stock is eligible to vest three years from grant date. Upon full vesting, restricted shares are transferred to common shares. On June 30, 2008, 6,231 restricted shares vested fully and were transferred to common shares. At September 30, 2008, there were 54,369 shares of restricted stock outstanding. The restricted stock activity for the period is listed below:

	Number	Modification Date
	of Shares	Value per Share
Outstanding at December 31, 2007	23,956	$13.06
Restricted Shares Forfeited	(7,239)
Restricted Shares Transferred to Common Shares	(6,231)
Restricted Shares Granted	43,883

Outstanding at September 30, 2008	54,369

The Corporation recognized restricted stock compensation expense of $40,000 during the nine months ended September 30, 2008. Compensation cost of $58,000 and $29,000 is expected to be recognized during 2008 and 2009, respectively.

F.	Fair Value of Assets and Liabilities

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
Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to our valuation hierarchy.
Securities available for sale
Fair values of securities, available for sale are estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.
The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008 (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities, available for sale	$2,520	$—	$2,520	$—

F.	Fair Value of Assets and Liabilities ( con’t)

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the nine month period ended September 30, 2008, certain impaired loans were partially charged-off or re-evaluated. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008 (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Loans	$38,384	$—	$—	$38,384

G.	Subsequent Event

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The Corporation expects to apply for the TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 10 basis points per annum for non-interest bearing transaction deposits. The Corporation will participate in the Temporary Liquidity Guarantee Program as it relates to non-interest bearing transaction deposit accounts.

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
The Corporation recorded net income of $1,420,000 for the three months ended September 30, 2008 and a net loss of $2,518,000 during the nine month periods ended September 30, 2008. The primary factor affecting net income during the three month period was the increased level of non-performing assets during the period. Another significant factor was the costs related to real estate owned, which included defaulted loan expense of $483,000 and write-downs to real estate owned of $209,000 during the three months ended September 30, 2008.
The primary factor affecting net income during the nine months ended September 30, 2008 was the provision for loan losses which amounted to $9,722,000 for the nine month period. The increase in the provision for loan loss was primarily the result of the charge-off of several loans during the period and the deterioration of the collateral values of real estate that secures many loans in the Bank’s portfolio. Net charge-offs amounted to $3,910,000 during the nine month period ended September 30, 2008.
Another significant factor for the nine months ending September 30, 2008 was the cost related to real estate owned, which included defaulted loan expense of $1,429,000, write-downs to real estate owned of $509,000 and losses on the sale of real estate of $720,000 for the nine months ended September 30, 2008. Compression of net interest income during the period was also a significant factor in the decline in net income. The decrease in net interest income was the result of the increasing amount of non-performing loans.

Results of Operations
The Corporation reported net income of $1,420,000 and a net loss of $2,518,000 for the three and nine month periods ended September 30, 2008, compared to a net loss of $855,0000 and net income of $2,768,000 for the three and nine month periods ended September 30, 2007, an increase of $2,275,000 for the three month period and a decrease of $5,286,000 for the nine month period.
The increase for the three month period was primarily due to provision for loan losses and loss on sale of real estate that were recorded during the third quarter of 2007 and partially offset by increases in defaulted loan expense during the third quarter of 2008. The decrease for the nine month period is primarily due to the provision for loan losses during 2008. Other significant factors in the decrease during the nine month period were the write-down of real estate and loss on the sale of real estate, the increase in defaulted loan expense and the decrease in net interest income during 2008.
The increase in provision for loan loss is the result of $3,910,000 in net charge-offs during the year and increased risk in the loan portfolio, primarily due to the impact of poor economic conditions. The increased costs related to real estate owned were comprised of write-downs to the values of specific properties, losses recognized upon the sale of specific properties and increased holding costs of real estate owned, which were comprised primarily of the payment of property taxes and insurance and increased maintenance costs. The decrease in net interest income is primarily due to the transfer of performing loans to non-accrual status.
Net Interest Income
2008 Compared to 2007. As noted on the two charts on the following pages, net interest income for the three and nine month periods ended September 30, 2008 was $8,250,000 and $24,587,000, compared to $8,501,000 and $25,745,000 for the same periods in 2007, a decrease of $251,000 or 3% for the three month period and $1,158,000 or 4% for the nine month period. This decrease was caused primarily by the decreasing yield on loans caused by the increase in non-performing loans. The Corporation’s interest rate spread was 2.95% and 2.89% for the three and nine month periods September 30, 2008, compared to 2.72% and 2.80 for the same periods in 2007. The Corporation’s net interest margin was 3.41% and 3.40% for the three and nine month periods ended September 30, 2008, compared to 3.48% and 3.56 for the same periods in 2007.
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

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$1,227	$2	0.65%	$3,553	$42	4.69%
Federal funds sold	4,482	22	1.95%	6,983	84	4.77%
Securities, available for sale	11,389	97	3.39%	12,672	160	5.01%
Loans	944,262	14,742	6.21%	946,732	17,565	7.36%

Sub-total earning assets	961,360	14,863	6.15%	969,940	17,851	7.30%
Other assets	80,792			82,245

Total assets	$1,042,152			$1,052,185

Liabilities and stockholders’ equity
Interest bearing deposits	$738,640	$5,764	3.10%	$759,712	$8,663	4.52%
Other borrowings	82,894	849	4.07%	50,028	687	5.45%
Sub-total interest bearing liabilities	821,534	6,613	3.20%	809,740	9,350	4.58%

Non-interest bearing deposits	83,784			95,247
Other liabilities	2,885			4,094
Stockholders’ equity	133,949			143,104

Total liabilities and stockholders’ equity	$1,042,152			$1,052,185

Net interest income		$8,250			$8,501

Net interest rate spread			2.95%			2.72%

Net interest margin on earning assets			3.41%			3.48%

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$540	$3	0.74%	$2,479	$84	4.53%
Federal funds sold	3,722	59	2.11%	8,546	361	5.65%
Securities, available for sale	12,055	315	3.48%	13,327	501	5.03%
Loans	946,278	45,910	6.46%	942,000	51,949	7.37%

Sub-total earning assets	962,595	46,287	6.41%	966,352	52,895	7.32%
Other assets	81,778			81,286

Total assets	$1,044,373			$1,047,638

Liabilities and stockholders’ equity
Interest bearing deposits	$722,926	$18,666	3.44%	$744,886	$24,687	4.43%
Other borrowings	98,424	3,034	4.11%	57,543	2,463	5.71%

Sub-total interest bearing liabilities	821,350	21,700	3.52%	802,429	27,150	4.52%
Non-interest bearing deposits	83,418			95,799
Other liabilities	2,938			4,990
Stockholders’ equity	136,667			144,420

Total liabilities and stockholders’ equity	$1,044,373			$1,047,638

Net interest income		$24,587			$25,745

Net interest rate spread			2.89%			2.80%

Net interest margin on earning assets			3.40%			3.56%

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

	Three Months Ended			Nine Months Ended
		2008/2007			2008/2007
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$(4)	$(36)	$(40)	$(34)	$(47)	$(81)
Federal funds sold	(13)	(49)	(62)	(151)	(151)	(302)
Securities, available for sale	(12)	(51)	(63)	(86)	(100)	(186)
Loans	(101)	(2,722)	(2,823)	(1,785)	(4,254)	(6,039)

Total earning assets	$(130)	$(2,858)	$(2,988)	$(2,055)	$(4,553)	$(6,608)

Liabilities
Interest bearing deposits	$(203)	$(2,696)	$(2,899)	$(2,314)	$(3,707)	$(6,021)
Other borrowings	334	(172)	162	1,033	(462)	571

Total interest bearing liabilities	$131	$(2,868)	$(2,737)	$(1,281)	$(4,169)	$(5,450)

Net interest income			$(251)			$(1,158)

Net interest rate spread			0.23%			0.08%

Net interest margin on earning assets			(0.06%)			(0.16%)

Provision for Loan Losses
2008 Compared to 2007. The provision for loan losses was $90,000 and $9,722,000 for the three and nine month periods ended September 30, 2008, compared to $4,060,000 and $4,966,000 for the same periods in 2007, a decrease of $3,970,000 or 98% for the three month period and an increase of $4,756,000 or 96% for the nine month period. The provision for loan losses for the three and nine month periods ended September 30, 2008 is based on the internal analysis of the adequacy of the allowance for loan losses. Net charge-offs amounted to $299,000 and $3,910,000 during the three and nine month periods ended September 30, 2008. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions.

Non-interest Income
2008 Compared to 2007. Non-interest income was $319,000 and $375,000 for the three and nine month periods ended September 30, 2008, compared to ($104,000) and $698,000 for the same periods in 2007, an increase of $479,000 or 460% for the three month period and a decrease of $323,000 or 46% for the nine month period. The increase in the three month period and decrease in the nine month period was primarily due to the write-down of real estate owned and the loss on the sale of real estate owned. The loss on the sale of real estate owned was the result of the sale of eleven bank-owned properties.
When these transactions related to real estate owned are excluded, non-interest income for the three and nine months ended September 30, 2008 amounts to $544,000 and $1,604,000 compared to $392,000 and $1,294,000 during the same period in 2007, an increase of $152,000 or 39% for the three month period and $310,000 or 24% for the nine month period. This increase is primarily caused by the increase in service charges on deposit accounts.
Non-interest Expense
2008 Compared to 2007. Non-interest expense was $6,312,000 and $18,978,000 for the three and nine month periods ended September 30, 2008, compared to $5,491,000 and $17,057,000 for the same periods in 2007, an increase of $821,000 or 15% for the three month period and $1,921,000 or 11% for the nine month period. The increase was primarily due to defaulted loan expense which amounted to $483,000 and $1,429,000 during the three and nine month periods ended September 30, 2008 compared to ($7,000) and $223,000 during the same periods in 2007, an increase of $490,000 for the three month period and $1,206,000 for the nine month period. This increase was primarily due to the payment of property taxes and insurance in 2008 for real estate owned.
The largest component of non-interest expense was salaries and employee benefits which amounted to $3,413,000 and $9,906,000 for the three and nine month periods ended September 30, 2008, compared to $3,137,000 and $9,791,000 for the same periods in 2007, an increase of $276,000 or 9% for the three month period and an increase of $115,000 or 1% for the nine month period. The primary factor for the increase in salaries and benefits expense during the nine month period was the development of a special assets department that deals with non-performing assets. As of September 30, 2008, the number of full time equivalent employees was 214 compared to 208 as of September 30, 2007. Salaries and employee benefits are expected to increase as a result of general staff increases.
Income Tax Provision
2008 Compared to 2007. Income tax expense was $747,000 for the three month period ended September 30, 2008 compared to an income tax benefit of $299,000 for the same period in 2007. For the nine months ended September 30, 2008, the Corporation recorded an income tax benefit of $1,220,000 compared to income tax expense of $1,652,000 for the same period in 2007. The change in income tax expense during the periods was a result of pre-tax income during the periods.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007
Assets. Total assets at September 30, 2008 were $1,078,521,000 compared to $1,046,981,000 at December 31, 2007, an increase of $31,540,000 or 3%. The increase was primarily due to the funds received from the increase in deposits. The increase in deposits coupled with the decrease in loans led to an increase in cash and cash equivalents.
Federal Funds Sold. Total federal funds sold at September 30, 2008 were $14,281,000 compared to $1,495,000 at December 31, 2007, an increase of $12,786,000 or 855%. The increase in federal funds sold is the result of funds received from the increase in deposits.
Interest bearing deposits with banks. Total interest bearing deposits with banks at September 30, 2008 were $33,146,000 compared to $118,000 at December 31, 2007, an increase of $33,028,000. This investment was established to provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold. The decrease in interest bearing deposits with banks is the result of normal operating activities.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2008 were $281,000 compared to $1,316,000 at December 31, 2007, a decrease of $1,035,000 or 79%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at September 30, 2008 were $2,520,000 compared to $8,902,000 at December 31, 2007, a decrease of $6,382,000 or 72%.
Please refer to Note B of the Notes to Consolidated Condensed Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized gain of $13,000 at September 30, 2008. The unrealized gain, net of tax is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $3,614,000 at September 30, 2008 compared to $2,072,000 at December 31, 2007, an increase of $1,542,000 or 74%. Additional Federal Home Loan Bank stock was purchased as a result of securing additional advances from the Federal Home Loan Bank.

Loans. Total loans at September 30, 2008 were $939,626,000 compared to $952,084,000 at December 31, 2007, a decrease of $12,458,000 or 1%. The decrease was primarily due to the transfer of loans to real estate owned. Major categories of loans included in the loan portfolio are as follows (in thousands):

	09/30/08	12/31/07	09/30/07
Consumer loans	$32,472	$35,833	$35,696
Commercial, financial, & other	162,828	174,958	188,155
Land development loans — residential property	56,878	63,639	47,435
Land development loans — non residential property	17,894	10,156	43,689
Commercial real estate construction — residential property	20,573	33,768	24,643
Commercial real estate construction — non residential property	30,145	40,187	14,961
Commercial real estate mortgages	565,365	539,306	537,068
Residential real estate mortgages	53,471	54,237	53,975

	939,626	952,084	945,622
Allowance for loan losses	(16,429)	(10,617)	(10,309)

	$923,197	$941,467	$935,313

The aggregate balance in impaired loans are as follows (in thousands):

	09/30/08	12/31/07	09/30/07
Impaired loans with no allocated allowance for loan losses	$35,771	$27,817	$21,614
Impaired loans with allocated allowance for loan losses	46,471	10,816	9,671

Total	$82,242	$38,633	$31,285

Amount of the allowance for loan loss allocated	$8,541	$879	$1,225
The following is a summary of non-performing assets and problems loans (in thousands):

	09/30/08	12/31/07	09/30/07
Troubled debt restructuring	$15,328	$21,077	$—
Over 90 days past due and still accruing	3,141	884	2,673
Non-accrual loans	51,342	18,117	17,297

Total non-performing loans	69,811	40,078	19,970

Real estate owned	8,343	6,319	3,338
Other repossessed assets	—	—	—

Other non-performing assets	8,343	6,319	3,338

Total non-performing assets	$78,154	$46,397	$23,308

Non-accrual loans at September 30, 2008 were $51,342,000, compared to $18,117,000 at December 31, 2007. The increase in non-accrual loans during the period was primarily due to the downgrading of 89 loans for $43,198,000 less thirty-five loans for $10,445,000 that were transferred to real estate owned or repayed. The Bank’s impairment analysis indicated that the loans downgraded to non-accrual status during the period required a specific allowance of $3,461,000 in the allowance for loan losses at September 30, 2008. The distribution of loans added to non-accrual status during 2008 by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	6	$859
Commercial, financial, & other	32	5,123
Land development loans — residential property	3	4,729
Land development loans — non residential property	1	3,950
Commercial real estate construction — residential property	7	4,677
Commercial real estate construction — non residential property	1	3,194
Commercial real estate mortgages	31	20,272
Residential real estate mortgages	8	394

Total non-accrual loans	89	$43,198

The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	9	$1,018
Commercial, financial, & other	39	5,647
Land development loans — residential property	8	9,325
Land development loans — non residential property	2	4,068
Commercial real estate construction — residential property	9	6,496
Commercial real estate construction — non residential property	1	3,194
Commercial real estate mortgages	35	20,853
Residential real estate mortgages	11	741

Total non-accrual loans	114	$51,342

Loans over 90 days past due and still accruing at September 30, 2008 were $3,141,000 compared to $884,000 at December 31, 2007. These loans have not been transferred to non-accrual status generally because there is an expectation that the resolution of the cause of the delinquent status of the loan is imminent. The increase during the period was primarily due to classification of two commercial real estate loans that amount to $2,613,000 as over 90 days past due and still accruing. One of these loans with a balance of $1,438,000 is expected to be current by December 31, 2008. The other loan amounts to $1,175,000 and will be transferred to non-accrual during the fourth quarter of 2008. These loans required a specific allowance of $94,000 in the allowance for loan losses at September 30, 2008.

Loans that qualify as troubled debt restructuring amounted to $15,328,000 and $21,077,000 at September 30, 2008 and December 31, 2007, respectively. These loans qualified as troubled debt restructuring primarily due to the temporary change in payment type from principal and interest to interest only or the renewal of interest reserves when current loan to value ratios were outside of our loan policy. The decrease in loans qualified as troubled debt restructuring from December 31, 2007 to September 30, 2008 is due to the fact that these loans are performing in compliance with the restructured terms. One loan that was classified as troubled debt restructuring at December 31, 2007 with a balance of $3,221,000 is not in compliance with its renegotiated terms. This loan is categorized as non-accrual at September 30, 2008. The remainder of the loans categorized as troubled debt restructuring at December 31, 2007 are in compliance with their modified terms and therefore, are not considered to be troubled debt restructuring at September 30, 2008. The specific allowance of loans categorized as troubled debt restructuring was $0 and $300,000 at September 30, 2008 and December 31, 2007, respectively.
The value of the collateral that supports our construction and commercial real estate loan portfolio has deteriorated significantly primarily due to the economic conditions in Southeast Michigan. At the time of origination, these loans were well-collateralized loans with well established real estate developers and home builders. The Bank has formed a committee that meets bi-weekly to discuss non-performing assets and added four commercial lenders specializing in dealing with workout situations. These lenders are responsible for monitoring these loans and dealing with those loans that might become troubled as well as disposing of properties that have been transferred to real estate owned. The Corporation’s strong capital position allows management to deal aggressively with the asset problems that have already been identified as well as those that may develop in the future.
Allowance for Loan Losses. The allowance for loan losses was $16,429,000 at September 30, 2008 compared to $10,617,000 at December 31, 2007, an increase of $5,812,000 or 55%. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

The following is an analysis of the allowance for loan losses (in thousands):

	Nine Months Ended	Year Ended	Nine Months Ended
	09/30/08	12/31/07	09/30/07
Balance, beginning of year	$10,617	$7,775	$7,775

Allowance on loans acquired	—	1,704	1,704

Charge-offs:
Consumer loans	176	226	190
Commercial, financial & other	3,155	914	829
Land development loans — residential property	229	1,665	1,344
Land development loans — non residential property	—	—	14
Commercial real estate construction — residential property	58	1,291	1,378
Commercial real estate construction — non residential property	—	—	—
Commercial real estate mortgages	190	662	446
Residential real estate mortgages	188	320	320

Recoveries:
Consumer loans	16	25	23
Commercial, financial & other	61	224	223
Land development loans — residential property	—	—	—
Land development loans — non residential property	—	—	—
Commercial real estate construction — residential property	—	6	—
Commercial real estate construction — non residential property	—	—	—
Commercial real estate mortgages	5	140	139
Residential real estate mortgages	4	—	—

Net charge-offs (recoveries)	3,910	4,683	4,136

Provision for loan losses	9,722	5,821	4,966

Balance, end of period	$16,429	$10,617	$10,309

Allowance to total loans	1.75%	1.12%	1.09%

Premises and Equipment. Bank premises and equipment at September 30, 2008 were $21,491,000 compared to $22,782,000 at December 31, 2007, a decrease of $1,291,000 or 6%. The decrease is primarily due to the transfer of a building to other assets and depreciation during the period.
Real estate owned. Real estate owned at September 30, 2008 was $8,343,000 compared to $6,319,000 at December 31, 2007, an increase of $2,024,000 or 32%. Real estate owned at September 30, 2008 is comprised of ten residential properties, three commercial properties, eighteen building lots and forty-two acres of vacant commercial land. The estimated market value of real estate owned at June 30, 2008 was approximately $9,800,000.

Goodwill and other intangible assets. Goodwill and other intangible assets were $44,193,000 at September 30, 2008 compared to $45,161,000 at December 31, 2007, a decrease of $968,000 or 2%. The Bank has intangible assets for the estimated value of core deposit accounts and borrower relationships acquired in the acquisition of the Bank of Washtenaw and Fidelity. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The gross carrying amount and accumulated amortization of these intangible assets at September 30, 2008 was as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization
Core deposit intangible from acquisition of:
Bank of Washtenaw	$929	$459
Fidelity Financial Corporation of Michigan	6,863	1,379

Total core deposit intangible	$7,792	$1,838

Borrower relationship intangible from acquisition of :
Bank of Washtenaw	$1,620	$496
Fidelity Financial Corporation of Michigan	3,558	471

Total borrower relationship intangible	$5,178	$967

Total intangible assets	$12,970	$2,805

The core deposit intangible is being amortized over a period of ten years and the borrower relationship intangible is being amortized over a period of 17 years. At September 30, 2008, the core deposit intangible and borrower relationship intangible amounted to $5,954,000 and $4,211,000, respectively.
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
Accrued Interest Receivable. Accrued interest receivable at September 30, 2008 was $3,601,000 compared to $3,816,000 at December 31, 2007, a decrease of $215,000 or 6%. The decrease was primarily due to the decrease in loans.
Other Assets. Other assets at September 30, 2008 were $8,110,000 compared to $5,664,000 at December 31, 2007, an increase of $2,446,000 or 43%. The decrease was primarily due to changes in deferred tax assets and the transfer of a building available for sale.

Deposits. Total deposits at September 30, 2008 were $859,269,000 compared to $822,627,000 at December 31, 2007, an increase of $36,642,000 or 4%. The following is a summary of the distribution of deposits (in thousands):

	09/30/08	12/31/07	09/30/07
Non-interest bearing:
Demand	$84,073	$83,594	$92,770

Interest bearing:
Checking	$91,122	$65,196	$65,751
Money market	81,274	106,145	110,044
Savings	60,893	29,814	32,629
Time, under $100,000	194,530	193,852	185,335
Time, $100,000 and over	347,377	344,026	375,005

	775,196	739,033	768,764

Total deposits	$859,269	$822,627	$861,534

The increase in deposits was primarily due to the promotion of two core deposit products. These products were premium savings and checking products that require relatively high balances and encourage the utilization of related services. Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on transaction accounts. The Bank’s deposit generation efforts have included several promotions including a weeklong celebration in March 2008 that highlighted the Bank’s Anniversary and the promotion of a demand deposit product. Management expects deposits to increase during the remainder of 2008.
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

	09/30/08	12/31/07	09/30/07
Interest bearing checking	$2,083	$1,740	$2,472
Time, $100,000 and over	77,578	109,695	113,635

Total municipal deposits	$79,661	$111,435	$116,107

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $101,977,000, $32,800,000 and $53,737,000 at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

Federal Funds Purchased. Federal funds purchased were $0 at September 30, 2008, compared to $30,100,000 at December 31, 2007. The Bank maintains federal funds purchase credit facilities with two financial institutions as a limited source of funds that the Bank may utilize for short-term liquidity purposes.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at September 30, 2008 were $222,000 compared to $480,000 at December 31, 2007, a decrease of $258,000 or 54%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $72,283,000 at September 30, 2008 compared to $41,370,000 at December 31, 2007, an increase of $30,913,000 or 75%. The increase was primarily due to the borrowing of additional advances by the Bank during the period.
Accrued Interest Payable. Accrued interest payable at September 30, 2008 was $1,734,000 compared to $3,168,000 at December 31, 2007, a decrease of $1,434,000 or 45%. The decrease was primarily due to the decreasing cost of deposits.
Other Liabilities. Other liabilities at September 30, 2008 were $1,173,000 compared to $1,688,000 at December 31, 2007, a decrease of $515,000 or 31%. The decrease was primarily due to the increase in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at September 30, 2008 and December 31, 2007. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been entirely amortized.
Capital
Stockholders’ equity at September 30, 2008 was $133,840,000 compared to $137,548,000 as of December 31, 2007, a decrease of $3,708,000 or 3%. The decrease was primarily due to the net loss during the period and the repurchase of 131,000 common shares by the Corporation during the period.

The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2008
Total capital (to risk weighted assets)
Consolidated	111,719	11.59%	77,141	8.00%	N/A	N/A
Bank	109,166	11.35%	76,964	8.00%	96,204	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	99,639	10.33%	38,571	4.00%	N/A	N/A
Bank	97,086	10.09%	38,482	4.00%	57,723	6.00%
Tier 1 capital (to average assets)
Consolidated	99,639	9.99%	39,912	4.00%	N/A	N/A
Bank	97,086	9.76%	39,809	4.00%	49,761	5.00%

As of December 31, 2007
Total capital (to risk weighted assets)
Consolidated	112,984	11.57%	78,108	8.00%	N/A	N/A
Bank	110,486	11.34%	77,972	8.00%	97,465	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	102,367	10.48%	39,054	4.00%	N/A	N/A
Bank	99,869	10.25%	38,956	4.00%	58,479	6.00%
Tier 1 capital (to average assets)
Consolidated	102,367	10.15%	40,334	4.00%	N/A	N/A
Bank	99,869	9.99%	39,989	4.00%	49,987	5.00%
Based on the respective regulatory capital ratios at September 30, 2008 and December 31, 2007, the Bank is considered well capitalized.
The Corporation expects to apply for the U. S. Treasury Department’s Capital Purchase Program that encourages financial institution to build capital to increase the flow of financing and support the economy. Management expects to subscribe to the maximum amount of capital that is available to us. The preferred stock that is subsequently purchased by the U. S. Treasury from the Corporation will qualify as Tier 1 Capital.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2008, which are expected to mature or reprice in each of the time periods shown below.

	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$14,281	$—	$—	$—	$14,281
Interest bearing deposits with Banks	33,146	—	—	—	33,146
Mortgage loans held for sale	281	—	—	—	281
Securities available for sale	1,003	118	1,125	274	2,520
Federal Home Loan Bank stock	3,614	—	—	—	3,614
Total loans, net of non-accrual	242,900	85,705	513,336	46,343	888,284

Total earning assets	295,225	85,823	514,461	46,617	942,126

Interest bearing liabilities
Total interest bearing deposits	435,471	172,854	166,613	258	775,196
Federal Home Loan Bank advances	22,263	10,000	40,020	—	72,283
Other Borrowings	222	—	—	—	222
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	467,956	182,854	206,633	258	857,701

Net asset (liability) funding gap	(172,731)	(97,031)	307,828	46,359	$84,425

Cumulative net asset (liability) funding gap	$(172,731)	$(269,762)	$38,066	$84,425

Liquidity. Liquidity refers to readily available funds to meet the needs of borrowers and depositors. Levels of liquidity are closely monitored in conjunction with loan funding requirements and deposit outflows. Adequate liquidity protects institutions from raising funds under duress at excessive expense and provides a necessary cushion for occasional unpredictable aberrations in demand. While adequate liquidity is imperative, excessive liquidity in lower yielding cash investments or other easily marketable assets reduces potential interest income. Thus, an appropriate balance must be maintained to protect the institution and at the same time, prudently maximize income opportunities. Sources of liquidity from both assets and liabilities include federal funds sold, securities available for sale, loan repayments, core deposits, Federal Home Loan Bank advances and a federal funds purchase credit facility. Liquidity is continually measured and discussed. When liquidity and funding projections indicate that liquidity levels are not adequate to meet the current or projected liquidity needs of the Bank, management makes adjustments to improve its liquidity position.
The Corporation reduced its reliance on federal funds lines of credit as a primary source of funds during the second and third quarters of 2008. During the third quarter of 2008, the credit environment became very unstable and the ability to use unsecured federal funds lines of credit became very limited. As the Corporation had already reduced its reliance upon these lines of credit as a funding source, the Corporation was not significantly affected.
However, this situation has affected management’s process of maintaining adequate levels of liquidity. As this source of overnight funding has decreased significantly, management has increased the amount of cash and cash equivalents in order to maintain an adequate level of liquidity. The increase in the amount of cash and cash equivalents is funded primarily with deposits.

The following tables provide information about the Bank’s contractual obligations and commitments at September 30, 2008 (in thousands):
Contractual Obligations

		Payments Due By Period
	Less Than			Over 5
	1 Year	1-3 Years	3-5 Years	Years	Total
Securities sold under agreements to repurchase	$222	$—	$—	$—	$222
Certificates of deposit	375,037	165,342	1,270	258	541,907
Long-term borrowings	32,264	29,683	10,336	—	72,283
Lease commitments	786	1,183	164	—	2,133
Subordinated debentures	—	—	—	10,000	10,000

Totals	$408,309	$196,208	$11,770	$10,258	$626,545

Unused Loan Commitments and Letters of Credit

		Amount Of Commitment Expiration Per Period
	Less Than			Over 5
	1 Year	1-3 Years	3-5 Years	Years	Total
Unused loan commitments	$106,324	$17,509	$10,283	$14,108	$148,224
Standby letters of credit	2,953	41	2,000	—	4,994

Totals	$109,277	$17,550	$12,283	$14,108	$153,218

Item 4. Controls and Procedures
Disclosure Controls and Procedures - As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2008.
Internal Controls Over Financial Reporting — There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.
(a) Exhibits
Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	A Form 8-K Report, dated July 17, 2008 was filed during the quarter ended September 30, 2008.

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
Date: November 7, 2008