Form 10-K
period 2008-12-31
DEARBORN BANCORP INC /MI/
filed 2009-03-23
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, was approximately $31,301,442.
As of March 1, 2009, 7,696,204 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2008 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 19, 2009, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

Form 10-K Signatures	25
Exhibit Index	26
2008 Annual Report to Stockholders
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Rule 13a-14(a) CEO Certification
Rule 13a-14(a) CFO Certification
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906

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
Business of the Bank
     Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. The Bank, through its main office, branch offices and regional lending centers, emphasizes and offers highly personalized service to its customers. A listing of office locations is set forth under the caption “Fidelity Bank Locations” in the 2008 Annual Report to Stockholders and is incorporated herein by reference.
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
     Grow Through Selected Acquisitions. Another part of our growth strategy is to continue pursuing selected acquisitions. In 2004, we acquired the Bank of Washtenaw and have successfully completed its integration into our operations. In 2007, we acquired Fidelity Financial Corporation of Michigan. We have the integrated the operational and cultural aspects of other institutions given the acquisition experience of our management. We intend to focus on organizations that have already proven to be successful in their respective market areas, and where we believe integration risk to be low.
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
     Hire Experienced, Local Bankers. Our strategy has revolved around the hiring of experienced, local banking professionals and relationship managers to run our offices, call on customers and originate loans and deposits. We encourage our employees to be active in community affairs and business, trade and service organizations. Our senior loan officers have an average of over 20 years of experience in the financial services industry and have operated in our market area through a wide range of economic cycles and lending market conditions. We believe that the recruitment of banking professionals with significant experience in, and knowledge of, our markets facilitates our growth and partially mitigates the credit risk associated with our loan portfolio.
     Capitalize on Consolidation in Our Market. Several of the financial institutions within our market area have either been acquired by, or merged with, larger or out-of-state financial institutions. These acquisitions have included: Royal Bank of Scotland Group, Plc’s acquisition of Charter One Financial, Inc., J.P. Morgan Chase & Co.’s acquisition of Bank One Corporation, Fifth Third Bancorp’s acquisition of Old Kent Financial Corporation and Bank of America’s acquisition of Lasalle Bank. In some cases, when these consolidations occurred, the ensuing employee and customer disruptions created opportunities for us to attract experienced personnel and establish relationships with customers wishing to conduct business with a locally-managed institution with strong ties to the community. We have positioned ourselves to capitalize on business opportunities that may result from customer dislocation associated with these and future consolidations.
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
     Focus on Commercial Real Estate Lending. While we offer a full range of consumer and commercial loan products, our primary lending focus will continue to be providing local businesses with loans secured by owner-occupied real estate. Typically, we seek commercial real estate lending relationships with customers borrowing from $500,000 to $4 million. Although our legal lending limit was approximately $23 million as of December 31, 2008, our Board of Directors has set our current in-house lending limit at $6 million. Our in-house limit accommodates the vast majority of lending opportunities we encounter. If local businesses have credit needs beyond the scope of our in-house lending capacity, we may participate out a portion of the credit with other financial institutions in order to accommodate our customers’ needs. As of December 31, 2008, commercial real estate loans comprised 73% of our loan portfolio.

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
     Our market area represents a significant banking market in the State of Michigan. According to the FDIC, total deposits in Wayne (excluding the City of Detroit), Macomb, Washtenaw, and Oakland Counties, including those of banks and thrifts, were approximately $73.7 billion as of June 30, 2008, which accounted for approximately 46.9% of the total deposit market share in the State of Michigan and has increased approximately 45.9% from $50.5 billion in deposits as of June 30, 2000.
Marketing Plan
     The Bank’s marketing plan emphasizes direct sales calls by Bank officers and branch managers and specific telemarketing programs involving branch personnel. The marketing plan also focuses on the concepts of corporate citizenship and personal interaction within the communities the Bank serves through promotion of, and active participation in a number of civic organizations and ongoing community activities. Management believes that these efforts establish the identity and philosophy of the Bank within the communities it serves and allows bank officers and employees to personally interact with local business leaders and members of the public.
     The Bank has two primary target markets: consumer financial services, with an emphasis on individual deposit accounts and single family residential lending; and business financial services, with an emphasis on deposit and loan products designed for small- to medium-sized businesses.
     Community Club. At inception, the Bank established a “Community Club” which has become an important marketing tool to increase the Bank’s total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 2008, the Community Club had over 5,400 members who accounted for total deposits of $424.5 million, or 45% of the Bank’s total deposits.
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

     Business Financial Services. The Bank’s business marketing efforts are directed by senior management, including Michael J. Ross, John A Lindsey, Warren R. Musson, Stephen C. Tarczy and Jeffrey J. Wolber. Lee Freeland as Vice President of Sales Administration is responsible for administering and coordinating the business development efforts of the Bank.
     The Bank has developed a one-on-one marketing approach for existing and prospective customers alike. Utilizing the Bank’s database, existing clients are identified to determine their current banking products, services provided, and for additional cross selling opportunities to enhance the account relationship. With the calling efforts of our branch managers, business development and lending officers, bank personnel conduct on-site client interviews with the responsibility of creating new business opportunities for the Bank.
     Business prospects are identified through listings provided by the various chambers of commerce, manufacturer directories and other sources targeted to the communities the Bank serves. Typically the internal sales calls are introductory in nature with follow-up calls made to determine the feasibility of arranged meeting to discuss the Bank’s products and services. The targeted list of new business customers represent a mix of industrial, manufacturing, professional and retail clients with an emphasis on businesses with annual sales of $10 million or less. The Bank believes this strategy has been, and will continue to be, successful in generating new business for the Bank.
     In addition to its marketing program, the Bank’s officers maintain contact with local attorneys, accountants and other representatives in the local community that may be in a position to refer business to the Bank. The Bank also encourages and supports its officers and employees to join and participate in various community organizations and events.
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
     The loan policy specifies individual lending limits for certain officers up to a maximum of $25,000 for unsecured loans and $100,000 for secured loans. When certain officers have the approval of certain other officers, these limits may be increased to $100,000 for unsecured loans and $500,000 for secured loans. Loans of greater than $500,000 normally require the approval of our Loan Committee unless approved by Michael J. Ross or Warren R. Musson up to their authorized limits and loans greater than $1,000,000 require the approval of our Executive Loan Committee, which requires the attendance of at least three outside members of the Bank’s Board of Directors for a quorum. Loans in excess of $6,000,000 up to the legal maximum authorized by law require the approval of our Board of Directors.
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
     Commercial real estate lending has historically involved more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower’s operations. We attempt to minimize risk associated with these transactions by limiting our exposure to existing well-known customers and new customers with an established profitable history. Risk is further reduced by limiting the concentration of credit to any one borrower as well as the type of commercial real estate financed.
     Residential Real Estate Loans. We originate residential real estate loans in our market area according to secondary market underwriting standards. These loans provide borrowers with a fixed interest rate with terms up to thirty years. Loans are sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. The Bank from time to time may elect to underwrite certain residential real estate loans to be held in its own loan portfolio. These loans are generally underwritten with the same standards that apply to the secondary market. The majority of the portfolio loans have a fixed rate of interest for the first five years, then the interest rate is indexed to the one-year treasury rate and adjusts annually. Underwriting standards include verifying the income of potential borrowers and confirming their ability to repay. It has not been our practice to make “no document” loans or other sub-prime loans.
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
     In determining the allowance for loan losses, we consider three principal elements: (i) specific allocations based on probable losses identified during the review of the loan portfolio, (ii) allocations based principally on the likelihood that the status of performing loans will decline to non-performing status, and (iii) additional allowances based on subjective factors, including local and general economic business factors and trends and portfolio concentrations.
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
     Loans graded 4 or better, loans graded 5 or 6 that do not have a collateral deficiency and homogeneous mortgage and consumer loans are provided for in the allowance for loan losses computation by allocations based upon loan grade and type. These allocations include consideration of a variety of objective and subjective factors including our historical loss experience, delinquent status, the purpose and size of the loan, its collateral type, the current economic environment and other business factors and trends that we believe impact the ability of our borrowers to repay their obligations.
     Delinquent Loans, Non-performing Assets and Classified Assets. When a borrower fails to make a required payment on a loan, our Bank attempts to cause the deficiency to be cured by contacting the borrower. In many cases, deficiencies are cured as a result of these collection efforts.
     When a borrower fails to make a timely payment, the borrower will receive a delinquency notice within 5 days of the due date. When the payment reaches 15 days past due, a second notice will be sent and a phone call will be made. This process is repeated if the account remains delinquent at 25 days. In many cases, delinquencies are paid promptly. Generally, if a real estate loan becomes 90 days delinquent, the borrower and collateral will be assessed to determine whether foreclosure action is required. When deemed appropriate by management, a foreclosure action will be instituted or a deed in lieu of foreclosure will be pursued.
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
     The aggregate amounts of our Bank’s criticized and classified assets at December 31, 2008, and December 31, 2007 were as follows (dollars in thousands):

		December 31,	December 31,
	Rating	2008	2007

Watch credit	5	$47,969	$35,161
Special mention	6	44,540	45,649
Substandard	7	80,992	38,633
Doubtful	8	—	—
Loss	9	—	—

Total classified assets		$173,501	$119,443

     Criticized and classified assets increased $11.7 million and $42.4 million, respectively, during the year ended December 31, 2008. The economic slowdown in our market area has resulted in an increase in the number and dollar amount of classified loans. We analyze loans graded 5 or higher individually for impairment. Many of these loans are performing and well collateralized but exhibit characteristics that make downgrading the loan appropriate. At December 31, 2008, criticized and classified assets had a specific allocation of the allowance to loan losses of $6.6 million.
     The following table reflects the amount of loans in delinquent status as of December 31, 2008 and 2007 (dollars in thousands):

	December 31,	December 31,
	2008	2007
Loans delinquent
30 to 89 days delinquent	$7,049	$5,071
90 or more days and still accruing	450	884
Non-accruing	51,708	18,117

Total delinquent loans	$59,207	$24,072

Ratio of total delinquent loans to total loans	6.34%	2.53%

     The increase in non-accruing loans during the year ended December 31, 2008 is primarily due to downgrading 109 loans with a balance of $46,110,000 to non-accrual status. The primary cause of the increase in non-accruing loans is primarily related to the Bank’s commercial and commercial real estate loans as well as loans financing the development and construction of residential property. The decline of general economic conditions in Southeastern Michigan which began in 2007 and has continued throughout 2008 has negatively impacted many or the Bank’s commercial borrowers. The collapse of the value of the residential real estate market in Southeastern Michigan has negatively impacted the underlying collateral value of our portfolio of land development and construction loans. At the time of origination, these loans were well-collateralized loans with well-established real estate developers and home builders. However, the underlying value of our collateral related to these types of loans has declined as the demand for new residential construction in Southeastern Michigan has diminished dramatically and the adverse impact on our loan portfolio is expected to continue. We continue to work to collect these loans as they are all secured by real estate which we believe will have significant value, even in liquidation.
The distribution of loans downgraded to non-accrual status during 2008 (dollars, in thousands) is as follows:

	Number of
	Loans	Balance

Consumer Loans	9	$953
Commercial Loans	39	5,085
Land Development — Residential	7	9,844
Land Development — Non Residential	2	4,068
Commercial Construction Loans — Residential	7	3,707
Commercial Construction Loans — Non Residential	1	1,615
Commercial Mortgage Loans	35	20,370
Residential Mortgages Loans	9	468

Total loans downgraded to non-accrual status	109	$46,110

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
     Other Services. We offer a courier service for the deposit convenience of our business customers. We also offer online banking and a voice response, automated telephone banking service, available 24 hours a day and check imaging options including statements on CD ROM.
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
Employees
     As of December 31, 2008, the Bank had 217 employees, including 62 officers and 155 customer service, operations and other support persons. Management believes that the Bank’s relations with its employees are excellent.
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
John E. Demmer, 85
Chairman of the Board, Dearborn Bancorp, Inc. and Fidelity Bank
Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc since 1999.
Michael J. Ross, 58
President and Chief Executive Officer, Dearborn Bancorp, Inc.
President and Chief Executive Officer, Fidelity Bank
President and Chief Executive Officer of the Corporation since 2003. President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.
Jeffrey L. Karafa, 44
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
Warren R. Musson, 52
Senior Vice President, Head of Lending, Fidelity Bank
Senior Vice President of the Bank since 2000. Vice President of the Bank during 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.
Stephen C. Tarczy, 59
Northeast Regional President, Fidelity Bank
Northeast Regional President of the Bank since 2001. President and CEO of Macomb Community Bank from 1995 to 2001.
Jeffrey J. Wolber, 53
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
     The automobile manufacturing industry has experienced significant economic difficulties over the past five years, which, in turn, has adversely impacted a number of related industries that serve the automobile manufacturing industry, including automobile parts suppliers. These difficulties have intensified during the past year. A number of other companies serving the automobile industry and located in our banking market are facing ongoing economic pressures. We cannot assure you that the economic conditions in the automobile manufacturing and related service industries will improve at any time in the foreseeable future or that adverse economic conditions in these industries will not impact our Bank.
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
Difficult market conditions will continue to adversely affect the financial services industry.
     Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, declines in asset values, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect levels of consumer confidence and may cause changes in payment patterns, causing increases in delinquencies and default rates, which may impact out charge-offs and provision for loan loss. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions for us and others in the financial institutions industry.

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
     Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At December 31, 2008, commercial real estate loans totaled $684 million, or 73% of our total loan portfolio. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
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

There can be no assurance that recently enacted legislation will stabilize the U. S. financial system.
     President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA’) on October 3, 2008. Among other things, the EESA established the Troubled Asset Relief Program (the “TARP”). Under the TARP, the U. S. Treasury was given the authority to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and others and take other measures for the purpose of stabilizing and providing liquidity to the U. S. financial markets. Additionally, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Insurance Act pursuant to which the FDIC would, among other things, offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”) into law. The ARRA is a package of measures designed to provide economic stimulus. There can be no assurance, as to the actual impact of the EESA, the ARRA , their respective implementing regulations, the programs of the FDIC or any other governmental agency, or any other legislation, will have on the financial markets. The failure to stabilize the financial markets, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
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

Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2008 fiscal year and that remain unresolved.
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
     The Bank’s Travelers Tower branch office is located at 26555 Evergreen Road in Southfield, Michigan. The Bank currently leases 1,129 square feet in the Travelers Tower Office Building. This lease expires on March 31, 2009 and will not be renewed. This branch was consolidated into our Southfield/Twelve Mile branch on March 2, 2009.
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
Item 3. Legal Proceedings
     From time to time, the Corporation and its subsidiaries are parties to legal proceedings incidental to their business. At December 31, 2008, there were no legal proceedings which management anticipates would have a material adverse effect on the results of operations or financial position of the Corporation.
Item 4. Submission of Matters to a Vote of Security Holders
     On December 9, 2008, the Shareholders of Dearborn Bancorp, Inc. approved an amendment to authorize the issuance of up to 5,000,000 shares of preferred stock. The results of the vote are :

FOR	AGAINST	ABSTAINED

4,620,612	1,539,945	140,690
PART II
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters
     The information required by this item appears in the Corporation’s 2008 Annual Report to Stockholders under the caption “Quarterly Common Stock Price Information” and “ Cumulative Stock Performance Graph” and is incorporated by reference herein.
     At March 1, 2009, there were 357 record holders of the common stock. In addition, it is estimated that there were approximately 2,100 beneficial owners of common stock who own their shares through brokers or banks.
Item 6. Selected Financial Data
     The information required by this item appears in the Corporation’s 2008 Annual Report to Stockholders under the caption “Summary of Selected Financial Data” and is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item appears in the Corporation’s 2008 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     The information required by this item appears in the Corporation’s 2008 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 8. Financial Statements and Supplementary Data
     The financial statements included in the Corporation’s 2008 Annual Report to Stockholders are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     The information set forth under the caption, “Independent Public Accountants”, in the definitive Proxy Statement of the Corporation dated April 19, 2009 is incorporated by reference herein.
Item9A. Controls and Procedures
     The Report by Dearborn Bancorp, Inc. and Subsidiary on Internal Controls over Financial Reporting in the Corporation’s 2008 Annual Report to Stockholders is incorporated by reference herein.
Item 9B. Other Information
     There was no other information to disclose.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information set forth under the caption “Information about Directors and Nominees for Directors” in the definitive Proxy Statement of the Corporation dated April 19, 2009 is incorporated by reference herein.
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

Item 11. Executive Compensation
     The information set forth under the caption “Executive Compensation” and “Officer Agreements” in the definitive Proxy Statement of the Corporation dated April 19, 2009 is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information set forth under the captions “Security Ownership” in the definitive Proxy Statement of the Corporation dated April 19, 2009 is incorporated by reference herein.
     The following table summarizes information, as of December 31, 2008, relating to the Corporation’s compensation plans under which its equity securities are authorized for issuance.

	Number of Securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plans
Plan Category	( a )	( b )	( c )
Equity Compensation Plans approved by security holders (1)	618,076	$7.00	89,570

Equity Compensation Plans not approved by security holders	—	—	—

Total	618,076	$7.00	89,570

(1)	Column ( a ) includes 360,398 shares from the 1994 Stock Option Plan and 257,678 shares from the 2005 Long-Term Incentive Plan. Shares in column ( c ) represent the shares that are available for grant under the 2005 Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions
     The information set forth under the caption “Related Transactions” in the definitive Proxy Statement of the Corporation dated April 19, 2009 is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
     The information presented under the caption “Fees Paid to Independent Public Accountants” in the definitive Proxy Statement of the Corporation dated April 19, 2009 is incorporated by reference herein.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1)	Financial Statements

The following financial statements of the Corporation appear in the Corporation’s 2008 Annual Report to Stockholders and are incorporated by reference in item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007 Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

No schedules are required under this item.
     (3)   Exhibits
The Exhibit numbers in brackets being those in such Registration Statements, Form 10-K, Form 10-Q or Form 8-K Reports.
(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended December 9, 2008 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(3)(d)	Amendment to the Bylaws of the Registrant was filed as an exhibit to report on Form 8-K filed on December 18, 2007 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2008 Annual Report to Stockholders.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X)	A compensatory plan required to be filed as an exhibit.
     (b)   Reports on Form 8-K
The Corporation filed five reports on Form 8-K during the quarter ended December 31, 2008.
Form 8-K dated October 23, 2008, filing a press release announcing Dearborn Bancorp Inc.’s 2008 third quarter earnings.

Form 8-K dated November 8, 2008, filing a press release announcing the approval of a stock repurchase plan by the Corporation’s board of directors.

Form 8-K dated December 10, 2008, announced the approval of an amendment to the Corporation’s Articles of Incorporation.

Form 8-K dated December 31, 2008, filing a press release announcing non-cash charges for the impairment of goodwill and other intangible assets.

Form 8-K dated December 31, 2008, announced the withdrawal of the Corporation’s application for participation in the United States Department of Treasury’s Capital Purchase Program.

Form 10-K Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

Dearborn Bancorp, Inc.
By	/s/ John E. Demmer
(John E. Demmer, Chairman of the Board and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009.

/s/ Michael J. Ross (Michael J. Ross)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey L. Karafa (Jeffrey L. Karafa)	Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Margaret I. Campbell (Margaret I. Campbell)	Director

/s/ Michael V. Dorian, Jr. (Michael V. Dorian, Jr.)	Director

/s/ David Himick (David Himick)	Director

/s/ Donald G. Karcher (Donald G. Karcher)	Director

/s/ William J. Demmer (William J. Demmer)	Director

/s/ Bradley F. Keller (Bradley F. Keller)	Director

/s/ Jeffrey G. Longstreth (Jeffrey G. Longstreth)	Director

/s/ Dr. Robert C. Schwyn (Dr. Robert C. Schwyn)	Director

Exhibit Index

Exhibit No.	Description

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended December 31, 2008 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(3)(d)	Amendment to the Bylaws of the Registrant was filed as an exhibit to report on Form 8-K filed on December 18, 2007 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2008 Annual Report to Stockholders.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X)	A compensatory plan required to be filed as an exhibit.