Form 10-Q
period 2009-03-31
DEARBORN BANCORP INC /MI/
filed 2009-05-15
CIK 895541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2009

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in rule 12b-2 of the 1934 Securities and Exchange Act).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of April 30, 2009.

Class	Shares Outstanding
Common Stock	7,696,204

DEARBORN BANCORP, INC.
INDEX

		Page
Part I.	Financial Information:

Item 1.	Financial Statements

	The following condensed consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary included in this report are:

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Balance Sheets — March 31, 2009, December 31, 2008 and March 31, 2008	4

	Condensed Consolidated Statements of Operations — For the Three Months Months Ended March 31, 2009 and 2008	5

	Condensed Consolidated Statements of Comprehensive Income — For the Three Months Ended March 31, 2009 and 2008	6

	Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2009 and 2008	7

	Notes to Condensed Consolidated Financial Statements	9-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39-41

Item 4.	Controls and Procedures	42

Part II.	Other Information:

	Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 6.	Exhibits and Reports on Form 8-K	44

	Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information

SIGNATURES		45
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the accompanying condensed consolidated balance sheet of Dearborn Bancorp, Inc. as of March 31, 2009 and 2008 and the related condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 20, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
BKD, LLP
Indianapolis, Indiana
May 15, 2009

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	03/31/09	12/31/08	03/31/08
ASSETS
Cash and cash equivalents
Cash and due from banks	$11,881	$11,671	$12,736
Federal funds sold	6,841	4,455	1,958
Interest bearing deposits with banks	53,262	36,876	105

Total cash and cash equivalents	71,984	53,002	14,799

Mortgage loans held for sale	3,009	1,834	282
Investment securities, available for sale	45,368	84,148	8,921
Federal Home Loan Bank stock	3,614	3,614	3,540
Loans
Loans	900,055	933,269	947,927
Allowance for loan losses	(18,632)	(14,452)	(10,749)

Net loans	881,423	918,817	937,178

Premises and equipment, net	21,001	21,272	22,546
Real estate owned	14,624	9,657	6,183
Goodwill	—	—	34,028
Other intangible assets	4,394	4,592	10,810
Accrued interest receivable	3,920	3,499	4,134
Other assets	24,407	21,483	5,208

Total assets	$1,073,744	$1,121,918	$1,047,629

LIABILITIES
Deposits
Non-interest bearing deposits	$80,624	$81,317	$80,725
Interest bearing deposits	826,955	857,078	688,492

Total deposits	907,579	938,395	769,217

Other liabilities
Federal funds purchased	—	—	56,480
Securities sold under agreements to repurchase	2,268	2,461	275
Federal Home Loan Bank advances	54,955	65,019	70,795
Accrued interest payable	1,372	1,695	2,548
Other liabilities	606	1,037	1,017
Subordinated debentures	10,000	10,000	10,000

Total liabilities	976,780	1,018,607	910,332

STOCKHOLDERS’ EQUITY
Common stock — 20,000,000 shares authorized, 7,696,204 shares at 03/31/09, 7,696,204 shares at 12/31/08; and 8,106,413 shares at 03/31/08	131,825	131,784	133,332
Retained earnings (accumulated deficit)	(34,923)	(28,675)	3,926
Accumulated other comprehensive income	62	202	39

Total stockholders’ equity	96,964	103,311	137,297

Total liabilities and stockholders’ equity	$1,073,744	$1,121,918	$1,047,629

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except share and per share data)	03/31/09	03/31/08
Interest income
Interest on loans	$13,810	$16,174
Interest on securities, available for sale	256	108
Interest on federal funds	6	16
Interest on deposits with banks	94	1

Total interest income	14,166	16,299

Interest expense
Interest on deposits	5,998	7,028
Interest on other borrowings	546	993
Interest on subordinated debentures	105	225

Total interest expense	6,649	8,246

Net interest income	7,517	8,053
Provision for loan losses	10,727	886

Net interest income (loss) after provision for loan losses	(3,210)	7,167

Non-interest income
Service charges on deposit accounts	355	380
Fees for other services to customers	25	39
Gain on the sale of loans	56	53
Gain on the sale of securities, available for sale	195	—
Gain (loss) on the sale of real estate owned	29	(235)
Write-down on real estate owned	(354)	(200)
Loss on the sale of real estate owned	(100)	—
Other income	122	74

Total non-interest income	328	111

Non-interest expenses
Salaries and employee benefits	3,290	3,209
Occupancy and equipment expense	934	913
Intangible expense	198	323
FDIC assessment	348	174
Advertising and marketing	70	123
Stationery and supplies	111	133
Professional services	191	226
Data processing	228	225
Defaulted loan expense	761	435
Other operating expenses	380	477

Total non-interest expenses	6,511	6,238

Income (loss) before income tax provision	(9,393)	1,040
Income tax provision	(3,144)	364

Net income (loss)	($6,249)	$676

Per share data:
Net income (loss)- basic	($0.81)	$0.08
Net income (loss)- diluted	($0.81)	$0.08

Weighted average number of shares outstanding — basic	7,696,204	8,139,721
Weighted average number of shares outstanding — diluted	7,696,204	8,198,676
The accompanying notes are an integral part of these condensed consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended	Three Months Ended
(In thousands)	03/31/09	03/31/08

Net income (loss)	($6,249)	$676
Other comprehensive income (loss), net of tax
Unrealized gains on securities
Unrealized holding gains arising during period	(407)	29
Less: reclassification adjustment for gains included in net income	195	—
Tax effects	72	(10)

Other comprehensive income (loss)	(140)	19

Comprehensive income (loss)	($6,389)	$695

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	3/31/2009	3/31/2008
Cash flows from operating activities
Interest and fees received	$13,745	$15,981
Interest paid	(6,972)	(8,866)
Proceeds from sale of mortgages held for sale	6,990	5,526
Origination of mortgages held for sale	(8,062)	(5,135)
Taxes paid (refunded)	—	219
Proceeds from the sale of real estate owned	2,891	2,891
Cash paid to suppliers and employees	(7,219)	(5,620)

Net cash provided by operating activities	1,373	4,996

Cash flows from investing activities
Proceeds from the sale of securities available for sale	10,230	3,850
Proceeds from calls, maturities and repayments of of securities available for sale	49,014	23
Purchases of securities available for sale	(20,709)	(3,807)
Purchase of Federal Home Loan Bank stock	—	(1,468)
Increase in loans, net of payments received	20,211	613
Purchases of property and equipment	(64)	(113)
Net cash paid in Fidelity acquisition	—	—

Net cash provided by (used in) investing activities	58,682	(902)

Cash flows from financing activities
Net increase (decrease) in non-interest bearing deposits	(693)	(2,869)
Net increase (decrease) in interest bearing deposits	(30,123)	(50,541)
Decrease in other borrowings	(193)	(205)
Net increase (decrease) in federal funds payable	—	26,380
Proceeds from Federal Home Loan Bank advances	(10,064)	29,425
Purchase of common stock	—	(967)
Net cash provided by (used in) financing activities	(41,073)	1,223

Increase in cash and cash equivalents	18,982	5,317
Cash and cash equivalents at the beginning of the period	53,002	9,482

Cash and cash equivalents at the end of the period	$71,984	$14,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended
(In thousands)	3/31/2009	3/31/2008
Reconciliation of net income to net cash provided by operating activities
Net income (loss0	($6,249)	$676
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	10,727	886
Depreciation and amortization expense	335	349
Restricted stock award expense	22	14
Stock option expense	19	6
Accretion of discount on investment securities	33	(55)
Amortization of premium on investment securities	—	—
Amortization of intangible assets	198	323
(Increase) Decrease in mortgages held for sale	(1,175)	1,034
Increase in interest receivable	(421)	(318)
Decrease in interest payable	(323)	(639)
(Increase) decrease in real estate owned	1,489	2,926
(Increase) decrease in other assets	(2,851)	465
Decrease in other liabilities	(431)	(671)

Net cash provided by operating activities	$1,373	$4,996

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$6,456	$2,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.	Accounting and Reporting Policies

The condensed consolidated financial statements of Dearborn Bancorp, Inc. (the “Corporation”) include the consolidation of its only subsidiary, Fidelity Bank (the “Bank”). The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to practice within the banking industry.

The condensed consolidated financial statements of the Corporation as of March 31, 2009 and 2008, and December 31, 2008 and for the three period ended March 31, 2009 and 2008 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The consolidated condensed balance sheet of the Corporation as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. The operating results for the three month period ended March 31, 2009 are not necessarily indicative of results of operations for the entire year.

The condensed consolidated financial statements as of March 31, 2009 and 2008, and for the three month ended March 31, 2009 and 2008 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2008 Annual Report to Stockholders on Form 10-K.

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

Factors in the basic and diluted income per share calculation follow (in thousands, except share and per share data):

	Three Months Ended
	3/31/2009	3/31/2008
Basic
Net income (loss)	($6,249)	$676

Weighted average common shares	7,696,204	8,139,721

Basic earnings per common share	($0.81)	$0.08

Diluted
Net income (loss)	($6,249)	$676

Weighted average common shares outstanding for basic earnings per common share	7,696,204	8,139,721

Add: Dilutive effects of assumed exercise of stock options	—	58,955

Average shares and dilutive potential common shares	7,696,204	8,198,676

Dilutive earnings per common share	($0.81)	$0.08
Stock options for 619,742 and 80,788 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2009 and 2008, respectively, because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

A.	Accounting and Reporting Policies (con’t)

Effect of Newly Issued Accounting Standards

SFAS No. 141 (revised 2007), Business Combinations

The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement introduces new accounting concepts, and several of these changes have the potential to generate greater earnings volatility, in connection with and after an acquisition. Some of the more significant changes include:
1.	Transaction costs and restructuring charges will now be expensed.

2.	The accounting for certain assets acquired and liabilities assumed will change significantly. The most significant to the Company being that allowance for loan losses at acquisition date will be eliminated.

3.	Contingent consideration will be measured at fair value until settled.

4.	Equity issued in an acquisition will be valued at the closing date, as opposed to the announcement date.

5.	Material adjustments made to the initial acquisition will be recorded back to the acquisition date.
The adoption of this statement did not have a material impact on the Corporation’s consolidated financial statements.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51

This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. Socalled minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial statements.

A.	Accounting and Reporting Policies (con’t)

SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—An Amendment FASB Statement No. 133

This Statement was issued in March 2008 and amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

The adoption of this statement did not have a material impact on the Corporation’s consolidated financial statements.

FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

This FSP amends and clarifies FAS 141(R), Business Combinations, regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP eliminates the distinction between contractual and noncontractual contingencies discussed in FAS 141(R), specifies whether contingencies should be measured at fair value or in accordance with FAS 5, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this staff position did not have a material impact on the Corporation’s consolidated financial statements.

A.	Accounting and Reporting Policies (con’t)

FSP FAS 157-4—Determining Fair Value When the Volume and Level of Activity for The Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

This FSP, issued on April 9, 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APG 28-1 are adopted concurrently. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this staff position is not expected to have a material impact on the Corporation’s consolidated financial statements.

FSP No. 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments

Issued on April 9, 2009, this FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 107-1 and APG 28-1 are adopted concurrently. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this staff position is not expected to have a material impact on the Corporation’s consolidated financial statements.

A.	Accounting and Reporting Policies (con’t)

FSP No. 107-1 and APG 28-1—Interim Disclosures about Fair Value of Financial Instruments

This FSP issued on April 9, 2009 amends the other-than-temporary guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are adopted concurrently. The adoption of this staff position is not expected to have a material impact on the Corporation’s consolidated financial statements.

B.	Securities Available For Sale

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

US Government sponsored entity securities	$28,627	$37	($7)	$28,657
Corporate bonds	15,180	43	(18)	15,205
Municipal securities	1,302	33	—	1,335
Mortgage backed securities	165	6	—	171

Totals	$45,274	$119	($25)	$45,368

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

US Government sponsored entity securities	$21,175	$226	($2)	$21,399
Corporate bonds	13,185	54	(4)	13,235
Municipal securities	1,303	28	—	1,331
Mortgage backed securities	179	4	—	183
Money market mutual funds	48,000	—	—	48,000

Totals	$83,842	$312	($6)	$84,148

The amortized cost and fair value of securities available for sale at March 31, 2009 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value

Due in less than one year	$4,096	$4,114
Due in one year through five years	40,733	40,797
Due in greater than five years	280	286
Mortgage backed securities	165	171

Totals	$45,274	$45,368

B.	Securities Available for Sale (con’t)

The entire portfolio has a net unrealized gain of $94,000 at March 31, 2009. Securities with unrealized losses at March 31, 2009, aggregated by investment category are as follows (in thousands):

	Less than one year		One year or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Investment category	Value	Loss	Value	Loss	Value	Loss

US Government sponsored entity securities	—	—	$7,273	$7	$7,273	$7
Corporate bonds	—	—	7,125	18	7,125	18

Total temporarily impaired	$—	$—	$14,398	$25	$14,398	$25

Unrealized losses on securities, available for sale at March 31, 2009 have not been realized because these securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is believed to be largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date. These securities have been in a continuous loss position for less than one year.
The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Loans

The aggregate balance in impaired loans are as follows (in thousands):

	03/31/09	12/31/08	03/31/08

Impaired loans with no allocated allowance for loan losses	$95,499	$71,961	$121,778
Impaired loans with allocated allowance for loan losses	12,600	26,908	17,340

Total	$108,099	$98,869	$139,118

Amount of the allowance for loan loss allocated	$4,915	$5,273	$1,719
D.	Incentive Stock Plans

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

There was no option activity during the first quarter of 2009. For the options outstanding at March 31, 2009, the range of exercise prices was $4.18 to $14.65 per share with a weighted-average remaining contractual term of 2.8 years. At March 31, 2009, 360,398 options were exercisable at weighted average exercise price of $8.65 per share. There were no options exercised during the quarter. There was no intrinsic value at March 31, 2009.

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

D.	Incentive Stock Plans (con’t)

Stock Options Granted — Stock options were awarded to officers in 2005, 2006 and 2008. The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At March 31, 2009, there were 205,662 stock options outstanding with a weighted average exercise price of $5.89. At March 31, 2009, 67,877 stock options were vested fully.

The Corporation recognized stock option compensation expense of $19,000 during the three months ended March 31, 2009. Compensation cost of $69,000 and $62,000 is expected to be recognized during 2009 and 2010, respectively.

Restricted Stock Grants — Restricted stock was awarded to officers in 2005, 2006 and 2008. The restricted stock is eligible to vest three years from grant date. Upon full vesting, restricted shares are transferred to common shares. At March 31, 2009, there were 52,016 shares of restricted stock outstanding.

The Corporation recognized restricted stock compensation expense of $22,000 during the three months ended March 31, 2009. Compensation cost of $75,000 and $62,000 is expected to be recognized during 2009 and 2010, respectively.

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

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008 (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 3/31/2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Securities, available for sale	$45,368	$—	$45,368	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 12/31/2008	Fair Value	(Level 1)	(Level 2)	(Level 3)

Securities, available for sale	$84,148	$48,000	$36,148	$—

E.	Fair Value of Assets and Liabilities (con’t)

Impaired loans and other real estate owned

Fair value adjustments for impaired and non-accrual loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell.

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008 (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 3/31/2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Loans	$11,461	$—	$—	$11,461

Real estate owned	14,624	—	—	14,624

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 12/31/2008	Fair Value	(Level 1)	(Level 2)	(Level 3)

Loans	$41,907	$—	$—	$41,907

F. Allowance for Loan Losses
The allowance for loan losses was $18,632,000 at March 31, 2009 compared to $14,452,000 at December 31, 2008, an increase of $4,180,000 or 29%. The increase was primarily due to net charge-offs of $6,547,000 and the continuing deterioration of the underlying collateral of the Bank’s non-performing loans. A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs during the first quarter of 2009 was the accelerating decline in the economic environment in Southeastern Michigan which is heavily impacted by conditions and events that have recently impacted the automotive industry during the first quarter of 2009 and its impact on the residential real estate market in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during the first quarter of 2009. Management has recognized this trend in our analysis of the allowance for loan losses at March 31, 2009. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
The following is an analysis of the allowance for loan losses (in thousands):

	Three Months		Three Months
	Ended	Year Ended	Ended
	03/31/09	12/31/08	03/31/08

Balance, beginning of year	$14,452	$10,617	$10,617

Charge-offs:
Consumer loans	116	318	99
Commercial, financial & other	1,108	4,304	635
Land development loans — residential property	2,881	1,777	6
Land development loans — non residential property	197	—	—
Commercial real estate construction — residential property	64	1,635	—
Commercial real estate construction — non residential property	176	192	—
Commercial real estate mortgages	2,113	2,446	—
Residential real estate mortgages	25	296	26
Recoveries:
Consumer loans	3	19	7
Commercial, financial & other	105	117	4
Land development loans — residential property	—	33	—
Land development loans — non residential property	—	—	—
Commercial real estate construction — residential property	—	0	—
Commercial real estate construction — non residential property	—	3	—
Commercial real estate mortgages	25	21	1
Residential real estate mortgages	—	4	—

Net charge-offs (recoveries)	6,547	10,771	754

Provision for loan losses	10,727	14,606	886

Balance, end of period	$18,632	$14,452	$10,749

PART I — FINANCIAL INFORMATION

ITEM 2. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In 2007, the Corporation acquired Fidelity Financial Corporation of Michigan (Fidelity), a commercial bank with seven offices in Oakland County, Michigan. The acquisition has significantly expanded the Bank’s presence in Oakland County, Michigan. Management believes that the acquisition will be beneficial to the Bank’s customers and the Corporation’s shareholders. Additionally, the Bank opened a full service banking office in Shelby Township, Michigan on April 30, 2007. The Bank currently operates seventeen banking offices in Wayne, Macomb, Oakland and Washtenaw Counties, Michigan.
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

The Corporation has realized substantial asset growth since the formation of the Corporation through December 31, 2008, depending on the economic and competitive environment. Historically, the Bank’s growth has been realized through the growth of the loan portfolio. More specifically, the expansion of our commercial banking department has been a primary element in the Bank’s asset growth through December 31, 2007. During 2008 and continuing into 2009, the Corporation’s funds have been deployed into short-term investments. The Corporation’s growth has been funded primarily by deposits. The Corporation expects to continue its growth in the Metropolitan Detroit market and look for additional acquisitions as they become available.
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
The Corporation recorded a net loss of $6,249,000 for the three months ended March 31, 2009. The primary factor affecting net income was the recording of $10,727,000 to the provision for loan loss. The provision for loan loss was due to net charge-offs of $6,547,000 and the continued deterioration in the underlying collateral of the Bank’s non-performing assets. Another significant factor was the cost related to real estate owned, which included defaulted loan expense of $761,000 and write-downs to real estate owned of $354,000 during the three months ended March 31, 2009. These factors are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations
The Corporation reported net loss of ($6,249,000) for the three month period ended March 31, 2009, compared to net income of $676,000 for the three month period ended March 31, 2008, a decrease of $6,925,000. The decrease in net income was primarily due to the increase in the provision for loan loss, the decline in net interest income due to the elevated levels of non-performing loans and the increased costs related to real estate owned.
Net Interest Income
2009 Compared to 2008. As noted on the two charts on the following pages, net interest income for the three month period ended March 31, 2009 was $7,517,000, compared to $8,053,000 for the same period ended March 31, 2008, a decrease of $536,000 or 7%. This decrease was caused primarily by the decreasing spread between interest earning assets and interest bearing liabilities. The Corporation’s interest rate spread was 2.58% for the period ended March 31, 2009, compared to 2.79% for the same period in 2008. The Corporation’s net interest margin was 2.93% for the three month period ended March 31, 2009, compared to 3.40% for the same period in 2008.
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

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$45,249	$94	0.84%	$180	$1	2.25%
Federal funds sold	6,643	6	0.37%	2,051	16	3.16%
Securities, available for sale	67,465	256	1.54%	11,946	108	3.67%
Loans	920,254	13,810	6.09%	947,407	16,174	6.92%

Sub-total earning assets	1,039,611	14,166	5.53%	961,584	16,299	6.87%
Other assets	59,947			82,455

Total assets	$1,099,558			$1,044,039

Liabilities and stockholders’ equity
Interest bearing deposits	$842,023	$5,998	2.89%	$706,231	$7,028	4.04%
Other borrowings	73,326	651	3.60%	112,593	1,218	4.39%

Sub-total interest bearing liabilities	915,349	6,649	2.95%	818,824	8,246	4.08%
Non-interest bearing deposits	78,090			82,856
Other liabilities	1,821			4,283
Stockholders’ equity	104,298			138,076

Total liabilities and stockholders’ equity	$1,099,558			$1,044,039

Net interest income		$7,517			$8,053

Net interest rate spread			2.58%			2.79%

Net interest margin on earning assets			2.93%			3.40%

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

	Three Months Ended March 31, 2009/2008
	Average	Average	Net
(In thousands)	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$94	($1)	$93
Federal funds sold	4	(14)	(10)
Investment securities, available for sale	211	(63)	148
Loans	(391)	(1,973)	(2,364)

Total earning assets	($83)	($2,050)	($2,133)

Liabilities
Interest bearing deposits	$984	($2,014)	($1,030)
Other borrowings	(347)	(220)	(567)

Total interest bearing liabilities	$637	($2,234)	($1,597)

Net interest income			($536)

Net interest rate spread			(0.21%)

Net interest margin on earning assets			(0.46%)

Provision for Loan Losses
2009 Compared to 2008. The provision for loan losses was $10,727,000 for the three month period ended March 31, 2009, compared to $886,000 for the same period in 2008, an increase of $9,841,000. The increase is primarily due to net charge-offs of $6,547,000 during the period and the continued deterioration of the underlying collateral of the Bank’s non-performing loans. A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs during the first quarter of 2009 was the accelerating decline in the economic environment in Southeastern Michigan which is heavily impacted by conditions and events that have recently impacted the automotive industry that occurred during the first quarter of 2009 and its impact on the residential real estate market in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during the first quarter of 2009. Management has recognized this trend in our analysis of the allowance for loan losses at March 31, 2009.
The provision for loan losses for the three month period ended March 31, 2009 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions.
Non-interest Income
2009 Compared to 2008. Non-interest income was $328,000 for the three month period ended March 31, 2009, compared to $111,000 for the same period in 2008, an increase of $217,000 or 195% for the period. The increase was primarily due to the sale of two securities for a gain of $195,000. Non interest income for the three months ended March 31, 2009 included $425,000 from the write-down of real estate owned and other assets and loss on the sale of real estate compared to $435,000 during the same period in 2008.
When these transactions related to real estate owned, other assets and securities are excluded, non-interest income for the three months ended March 31, 2009 amounts to $558,000, compared to $546,000 during the same period in 2008, an increase of $12,000 or 2%. This increase is primarily caused by the increase in service charges on deposit accounts.
Non-interest Expense
2009 Compared to 2008. Non-interest expense was $6,511,000 for the three month period ended March 31, 2009, compared to $6,238,000 for the same period in 2008, an increase of $273,000 or 4% for the period. The increase was primarily due to defaulted loan expense which amounted to $761,000 during the three months ended March 31, 2009 compared to $435,000 during the same period in 2008, an increase of $326,000 and the FDIC assessment, which amounted to $348,000 during the three months ended March 31, 2009 compared to $174,000 during the same period in 2008, an increase of $174,000. This increase in defaulted loans expense was primarily due to the payment of property taxes, insurance, legal expenses and maintenance in 2009 for real estate owned.
The largest component of non-interest expense was salaries and employee benefits which amounted to $3,290,000 for the three month period ended March 31, 2009, compared to $3,209,000 for the same period in 2008. As of March 31, 2009, the number of full time equivalent employees was 208 compared to 210 as of March 31, 2008. Salaries and employee benefits are expected to increase marginally as a result of general staff increases.
Income Tax Provision
2009 Compared to 2008. The income tax benefit was ($3,144,000) for the three month period ended March 31, 2009, compared to income tax expense of $364,000 for the same period in 2008, a decrease of $3,508,000 or 964% for the period. The decrease was primarily a result of the decrease in pre-tax income.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008
Assets. Total assets at March 31, 2009 were $1,073,744,000 compared to $1,121,918,000 at December 31, 2008, a decrease of $48,174,000 or 4%. The decrease was primarily due to decreases in securities, available for sale and loans and partially offset by the increases in cash and cash equivalents and real estate owned.
Federal Funds Sold. Total federal funds sold at March 31, 2009 were $6,841,000 compared to $4,455,000 at December 31, 2008, an increase of $2,386,000 or 45%. The increase in federal funds is the result of normal fluctuations in overnight operating balances that are carried at various correspondent banks.
Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2009 were $53,262,000 compared to $36,876,000 at December 31, 2008, an increase of $16,386,000 or 44%. The increase is primarily due to the Bank’s purchase of $30,000,000 of time deposits from other banks. These time deposits are fully insured and mature in less than eighteen months. Interest bearing deposits with banks also include $23,262,000 of overnight funds that provide the Corporation with an alternate short term investment option. This short term investment is a variable-rate certificate of deposit with the Federal Home Loan Bank of Indianapolis that carries a similar rate of return to federal funds sold.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2009 were $3,009,000 compared to $1,834,000 at December 31, 2008, an increase of $1,175,000 or 64%. This increase was a result of the increase in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at March 31, 2009 were $45,368,000 compared to $84,148,000 at December 31, 2008, a decrease of $38,780,000 or 46%. The decrease is the result of the re-deployment of $30,000,000 from securities, available for sale to interest bearing deposits with banks and the sale of two investment securities.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized gain of $94,000 at March 31, 2009. The unrealized gain, net of tax is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $3,614,000 at March 31, 2009 and 2008.

Loans. Total loans at March 31, 2009 were $900,055,000 compared to $933,269,000 at December 31, 2008, a decrease of $33,214,000 or 4%. The decrease was primarily due to net charge-offs of $6,547,000, the transfer of loans in the amount of $6,456,000 to other real estate and loans paid off during the period. Major categories of loans included in the loan portfolio are as follows (in thousands):

	03/31/09	12/31/08	03/31/08

Consumer loans	$31,000	$31,864	$34,494
Commercial, financial, & other	161,138	164,740	169,659
Land development loans — residential property	50,028	54,323	61,638
Land development loans — non residential property	15,914	16,094	16,372
Commercial real estate construction — residential property	15,687	17,296	26,004
Commercial real estate construction — non residential property	25,716	25,322	38,885
Commercial real estate mortgages	548,692	571,204	543,778
Residential real estate mortgages	51,880	52,426	57,097

	900,055	933,269	947,927
Allowance for loan losses	(18,632)	(14,452)	(10,749)

	$881,423	$918,817	$937,178

The following is a summary of non-performing assets and problems loans (in thousands):

	03/31/09	12/31/08	03/31/08

Troubled debt restructuring	19,506	17,765	8,710
Over 90 days past due and still accruing	—	450	9,257
Non-accrual loans	55,148	51,708	17,406

Total non-performing loans	74,654	69,923	35,373

Real estate owned	11,737	9,657	6,183
Real estate in redemption	2,887	—	—
Other repossessed assets	—	—	—

Other non-performing assets	14,624	9,657	6,183

Total non-performing assets	$89,278	$79,580	$41,556

Non-accrual loans at March 31, 2009 were $55,148,000, compared to $51,708,000 at December 31, 2008. The increase in non-accrual loans during the period was primarily due to the downgrading of 28 loans to non-accrual status for $18,100,000 and partially offset by net charge- offs of $6,547,000 and the transfer of 23 loans to other real estate for $6,455,000. The Bank’s impairment analysis indicated that the loans downgraded to non-accrual status during the period required a specific allowance in the allowance for loan losses of $452,000 at March 31, 2009.
The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance

Consumer loans	12	$1,128
Commercial, financial, & other	38	5,669
Land development loans — residential property	12	11,541
Land development loans — non residential property	2	7,041
Commercial real estate construction — residential property	8	3,957
Commercial real estate construction — non residential property	3	6,719
Commercial real estate mortgages	36	18,112
Residential real estate mortgages	13	981

Total non-accrual loans	124	$55,148

Loans that qualify as troubled debt restructuring amounted to $19,506,000 and $17,764,000 at March 31, 2009 and December 31, 2008, respectively. These loans qualified as troubled debt restructuring primarily due to the temporary change in payment type from principal and interest to interest only or the renewal of interest reserves when current loan to value ratios were outside of our loan policy. All loans categorized as troubled debt restructuring at March 31, 2009 are in compliance with their modified terms. The specific allowance of loans categorized as troubled debt restructuring was $0 and $375,000 at March 31, 2009 and December 31, 2008, respectively.
Allowance for Loan Losses. The allowance for loan losses was $18,632,000 at March 31, 2009 compared to $14,452,000 at December 31, 2008, an increase of $4,180,000 or 29%. The increase was primarily due to net charge-offs of $6,547,000 and the continuing deterioration of the underlying collateral of the Bank’s non-performing loans. A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs during the first quarter of 2009 was the accelerating decline in the economic environment in Southeastern Michigan which is heavily impacted by conditions and events that have recently impacted the automotive industry during the first quarter of 2009 and its impact on the residential real estate market in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during the first quarter of 2009. Management has recognized this trend in our analysis of the allowance for loan losses at March 31, 2009. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
During the first quarter of 2009, the Corporation recognized $4,960,000 in charge-offs for regulatory accounting purposes only. Regulatory requirements dictate that on impaired loans when the practical expedient of estimated collateral values (net of estimated costs to sell) are utilized in establishing impairment reserves, those impairment reserves must be immediately charged off. The Corporation’s policy for financial reporting purposes is to establish a valuation reserve on impaired credits in accordance with generally accepted accounting principles and the Corporation records a charge-off on impaired loans once the loss has been confirmed. Related to the $4,960,000 recognized in charge-offs for regulatory purposes, the Bank has entered into forbearance agreements with these borrowers and is pursuing other methods of collections on these loans. While a valuation reserve has been recorded on these credits based upon the practical expedient of the estimated collateral value, net of estimated costs to sell, the Corporation does not believe that the loss has been confirmed and therefore has not charged off these amounts.
The following is an analysis of the allowance for loan losses (in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	03/31/09	12/31/08	03/31/08

Balance, beginning of year	$14,452	$10,617	$10,617

Charge-offs:
Consumer loans	116	318	99
Commercial, financial & other	1,108	4,304	635
Land development loans — residential property	2,881	1,777	6
Land development loans — non residential property	197	—	—
Commercial real estate construction — residential property	64	1,635	—
Commercial real estate construction — non residential property	176	192	—
Commercial real estate mortgages	2,113	2,446	—
Residential real estate mortgages	25	296	26
Recoveries:
Consumer loans	3	19	7
Commercial, financial & other	105	117	4
Land development loans — residential property	—	33	—
Land development loans — non residential property	—	—	—
Commercial real estate construction — residential property	—	0	—
Commercial real estate construction — non residential property	—	3	—
Commercial real estate mortgages	25	21	1
Residential real estate mortgages	—	4	—

Net charge-offs (recoveries)	6,547	10,771	754

Provision for loan losses	10,727	14,606	886

Balance, end of period	$18,632	$14,452	$10,749

Allowance to total loans	2.07%	1.55%	1.13%

Allowance to nonperforming assets	20.87%	18.16%	25.87%

Net charge-offs to average loans	0.71%	1.14%	0.08%

Premises and Equipment. Bank premises and equipment at March 31, 2009 were $21,001,000 compared to $21,272,000 at December 31, 2008, a decrease of $271,000 or 1%. The decrease is primarily due to depreciation during the period.

Other Real Estate. Other real estate at March 31, 2009 was $14,624,000 compared to $9,657,000 at December 31, 2008, an increase of $4,967,000 or 51%. The distribution of other real estate by property type is listed below (in thousands):

	Number of
Property Type	Properties	Amount

Single Family Homes	39	$5,606
Condominium	2	1,065
Vacant Land	7	4,698
Commercial	4	1,341
Office/Retail	3	1,914

Total	55	$14,624

Other real estate is comprised of real estate owned of $11,738,000 and real estate in redemption status of $2,886,000.
Other intangible assets. Other intangible assets were $4,394,000 at March 31, 2009 compared to $4,592,000 at December 31, 2008, a decrease of $198,000 or 7%. The Bank has intangible assets for the estimated value of core deposit accounts and borrower relationships acquired in the acquisition of the Bank of Washtenaw and Fidelity. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The gross carrying amount and accumulated amortization of these intangible assets at March 31, 2009 was as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization
Core deposit intangible from acquisition of:
Bank of Washtenaw	$264	$11
Fidelity Financial Corporation of Michigan	2,493	104

Total core deposit intangible	$2,757	$115

Borrower relationship intangible from acquisition of :
Bank of Washtenaw	$318	$14
Fidelity Financial Corporation of Michigan	1,517	69

Total borrower relationship intangible	$1,835	$83

Total intangible assets	$4,592	$198

The core deposit intangible is being amortized over a period of eleven years and the borrower relationship intangible is being amortized over a period of ten years. At March 31, 2009, the core deposit intangible and borrower relationship intangible amounted to $2,642,000 and $1,752,000, respectively.

Accrued Interest Receivable. Accrued interest receivable at March 31, 2009 was $3,920,000 compared to $3,499,000 at December 31, 2008, an increase of $421,000 or 12%. The increase was primarily due to the increase in securities, available for sale and interest bearing deposits with banks.
Other Assets. Other assets at March 31, 2009 were $22,707,000 compared to $21,483,000 at December 31, 2008, an increase of $1,224,000 or 6%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at March 31, 2009 were $907,579,000 compared to $938,395,000 at December 31, 2008, an decrease of $30,816,000 or 3%. The following is a summary of the distribution of deposits (in thousands):

	03/31/09	12/31/08	03/31/08

Non-interest bearing:
Demand	$80,624	$81,317	$80,725

Interest bearing:
Checking	$96,491	$103,774	$66,782
Money market	171,426	163,611	98,733
Savings	56,389	54,164	53,986
Time, under $100,000	215,508	211,109	165,840
Time, $100,000 and over	287,141	324,420	303,151

	826,955	857,078	688,492

Total deposits	$907,579	$938,395	$769,217

The decrease in deposits was primarily due to the decrease in municipal and brokered time deposits during a period of decreasing interest rates. Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on transaction accounts. The Bank recently completed a weeklong celebration in March 2009 that highlighted the Bank’s Anniversary and the promotion of a demand deposit product. Management expects deposits to decline marginally during the remainder of 2009.
The Bank has enacted a strategy to utilize retail deposits as the primary funding for the Bank’s growth. Public funds and secured borrowings are also utilized as funding sources. The mix of these sources is determined by the Bank’s Asset and Liability Committee. The Bank has designated a public funds officer to coordinate and manage efforts to utilize public funds and brokered deposits. Public funds consist of interest checking and time deposits of local governmental units. They are the result of strong relationships between the Bank and the communities in the Bank’s marketing area and are considered by the Bank to be core deposits. The following is a summary of the distribution of municipal deposits (in thousands):

	03/31/09	12/31/08	03/31/08

Interest bearing checking	$3,990	$4,283	$2,043
Time, $100,000 and over	25,015	38,999	116,772

Total municipal deposits	$29,005	$43,282	$118,815

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $65,020,000, $97,997,000 and $27,137,000 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Federal Funds Purchased. Federal funds purchased were $0 at March 31, 2009 and December 31, 2008.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at March 31, 2009 were $2,268,000 compared to $2,461,000 at December 31, 2008, a decrease of $193,000 or 8%. These repurchase agreements are secured by securities held by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $54,955,000 at March 31, 2009 compared to $65,019,000 at December 31, 2008, a decrease of $10,064,000 or 16%. The decrease was due to the maturity of a FHLB advance during the period.
Accrued Interest Payable. Accrued interest payable at March 31, 2009 was $1,372,000 compared to $1,695,000 at December 31, 2008, a decrease of $323,000 or 19%. The decrease was primarily due the decreasing volume and cost of deposits.
Other Liabilities. Other liabilities at March 31, 2009 were $606,000 compared to $1,037,000 at December 31, 2008, a decrease of $431,000 or 42%. The decrease was primarily due to the decrease in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at March 31, 2009 and December 31, 2008. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. The funds from the issue of these securities were invested into securities available for sale until they can be invested into the Bank subsidiary to allow for additional growth. Debt issue costs of $300,000 have been entirely amortized.

Capital
Stockholders’ equity at March 31, 2009 was $96,964,000 compared to $103,311,000 as of December 31, 2008, a decrease of $6,347,000 or 6%. The decrease was due to the net loss recorded during the period.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2009
Total capital (to risk weighted assets)
Consolidated	99,414	10.49%	75,785	8.00%	N/A	N/A
Bank	97,279	10.29%	75,620	8.00%	94,525	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	87,575	9.23%	37,933	4.00%	N/A	N/A
Bank	85,440	9.04%	37,810	4.00%	56,715	6.00%
Tier 1 capital (to average assets)
Consolidated	87,575	8.10%	43,263	4.00%	N/A	N/A
Bank	85,440	7.93%	43,122	4.00%	53,902	5.00%

As of December 31, 2008
Total capital (to risk weighted assets)
Consolidated	107,962	10.69%	80,832	8.00%	N/A	N/A
Bank	105,568	10.47%	80,667	8.00%	100,834	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	95,310	9.43%	40,416	4.00%	N/A	N/A
Bank	92,941	9.22%	40,334	4.00%	60,501	6.00%
Tier 1 capital (to average assets)
Consolidated	95,310	8.88%	42,933	4.00%	N/A	N/A
Bank	92,941	8.69%	42,781	4.00%	53,476	5.00%
Based on the respective regulatory capital ratios at March 31, 2009 and December 31, 2008, the Corporation and Bank are considered well capitalized.

PART I — FINANCIAL INFORMATION

ITEM 3. —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2009, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$6,841	$—	$—	$—	$6,841
Interest bearing deposits with Banks	28,083	19,742	5,437	—	53,262
Mortgage loans held for sale	3,009	—	—	—	3,009
Securities available for sale	2,000	2,114	40,968	286	45,368
Federal Home Loan Bank stock	3,614	—	—	—	3,614
Total loans, net of non-accrual	209,044	92,525	505,952	40,567	848,088

Total earning assets	252,591	114,381	552,357	40,853	960,182

Interest bearing liabilities
Total interest bearing deposits	428,892	366,961	30,843	259	826,955
Federal Home Loan Bank advances	—	25,000	29,955	—	54,955
Other Borrowings	2,268	—	—	—	2,268
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	441,160	391,961	60,798	259	894,178

Net asset (liability) funding gap	(188,569)	(277,580)	491,559	40,594	$66,004

Cumulative net asset (liability) funding gap	($188,569)	($466,149)	$25,410	$66,004

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
The Corporation reduced its reliance on federal funds lines of credit as a primary source of funds during the second and third quarters of 2008. During the third quarter of 2008, the credit environment became very unstable and the ability to use unsecured federal funds lines of credit became very limited. As the Corporation had already reduced its reliance upon these lines of credit as a funding source, the Corporation was not significantly affected. However, this situation has affected management’s process of maintaining adequate levels of liquidity. As this source of overnight funding has decreased significantly, management has increased the amount of cash and cash equivalents in order to maintain an adequate level of liquidity. Management has also increased the amount of securities, available for sale and interest bearing deposits with banks that can be utilized as collateral against short-term borrowings. The increase in the amount of cash and cash equivalents and securities, available for sale is funded primarily with deposits and decreases in loans.
The Corporation is currently considering alternatives to supplement liquidity levels at the Corporation’s holding company, which have decreased primarily due to the Corporation’s repurchase of common stock. Two of the alternatives currently under consideration are the deferral of interest payments on the Corporation’s subordinated debentures and the financing or sale/leaseback of two office buildings that are owned by the holding company.

The following tables provide information about the Bank’s contractual obligations and commitments at March 31, 2009 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total

Securities sold under agreements to repurchase	$2,268	$—	$—	$—	$2,268
Certificates of deposit	471,546	23,595	7,248	259	502,648
Long-term borrowings	25,000	19,684	10,271	—	54,955
Lease commitments	784	894	110	—	1,788
Subordinated debentures	—	—	—	10,000	10,000

Totals	$499,598	$44,173	$17,629	$10,259	$571,659

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total

Unused loan commitments	$75,449	$7,475	$8,481	$11,955	$103,360
Standby letters of credit	1,518	327	2,000	—	3,845

Totals	$76,967	$7,802	$10,481	$11,955	$107,205

Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2009.
Internal Controls Over Financial Reporting — There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K.
(a)	Exhibits

Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	A Form 8-K Report, dated January 20, 2009 was filed during the quarter ended March 31, 2009.

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

Date: May 14, 2009