Form 10-Q/A
period 2009-03-31
DEARBORN BANCORP INC /MI/
filed 2009-05-20
CIK 895541

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

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	3/31/2009	3/31/2008
Cash flows from operating activities
Interest and fees received	$13,745	$15,981
Interest paid	(6,972)	(8,866)
Proceeds from sale of mortgages held for sale	6,990	5,526
Origination of mortgages held for sale	(8,062)	(5,135)
Taxes paid (refunded)	—	219
Proceeds from the sale of real estate owned	2,891	2,891
Cash paid to suppliers and employees	(7,219)	(5,620)

Net cash provided by operating activities	1,373	4,996

Cash flows from investing activities
Proceeds from the sale of securities available for sale	10,230	3,850
Proceeds from calls, maturities and repayments of of securities available for sale	49,014	23
Purchases of securities available for sale	(20,709)	(3,807)
Purchase of Federal Home Loan Bank stock	—	(1,468)
Increase in loans, net of payments received	20,211	613
Purchases of property and equipment	(64)	(113)
Net cash paid in Fidelity acquisition	—	—

Net cash provided by (used in) investing activities	58,682	(902)

Cash flows from financing activities
Net increase (decrease) in non-interest bearing deposits	(693)	(2,869)
Net increase (decrease) in interest bearing deposits	(30,123)	(50,541)
Decrease in other borrowings	(193)	(205)
Net increase (decrease) in federal funds payable	—	26,380
Proceeds from Federal Home Loan Bank advances	(10,064)	29,425
Purchase of common stock	—	(967)
Net cash provided by (used in) financing activities	(41,073)	1,223

Increase in cash and cash equivalents	18,982	5,317
Cash and cash equivalents at the beginning of the period	53,002	9,482

Cash and cash equivalents at the end of the period	$71,984	$14,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended
(In thousands)	3/31/2009	3/31/2008
Reconciliation of net income to net cash provided by operating activities
Net income (loss)	($6,249)	$676
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	10,727	886
Depreciation and amortization expense	335	349
Restricted stock award expense	22	14
Stock option expense	19	6
Accretion of discount on investment securities	33	(55)
Amortization of premium on investment securities	—	—
Amortization of intangible assets	198	323
(Increase) Decrease in mortgages held for sale	(1,175)	1,034
Increase in interest receivable	(421)	(318)
Decrease in interest payable	(323)	(639)
(Increase) decrease in real estate owned	1,489	2,926
(Increase) decrease in other assets	(2,851)	465
Decrease in other liabilities	(431)	(671)

Net cash provided by operating activities	$1,373	$4,996

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$6,456	$2,790
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

F. Allowance for Loan Losses
The allowance for loan losses was $18,632,000 at March 31, 2009 compared to $14,452,000 at December 31, 2008, an increase of $4,180,000 or 29%. The increase was primarily due to net charge-offs of $6,547,000 and the continuing deterioration of the underlying collateral of the Bank’s non-performing loans. A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the accelerating decline in the first quarter of 2009 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during the first quarter of 2009, including the recent bankruptcy of a major automotive manufacturer and resulting shut down of production and layoffs of employees. These events will have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during the first quarter of 2009. Management has recognized this trend in our analysis of the allowance for loan losses at March 31, 2009. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
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
The Bank has also formed two subsidiaries that offer additional or specialized services to the Bank’s customers. The Bank’s subsidiaries, their formation date and the type of services offered are listed below:

Date Formed	Name	Services Offered

August 1997	Community Bank Insurance Agency, Inc.	Limited insurance related activities

March 2002	Community Bank Audit Services, Inc.	Internal auditing and compliance services for financial institutions

The date opened, branch location and branch type of each branch is listed on the following page:

Date Opened	Location	Type of office

February 1994	22290 Michigan Avenue Dearborn, Michigan 48123	Full service retail branch with ATM Regional lending center

December 1995	24935 West Warren Avenue Dearborn Heights, Michigan 48127	Full service retail branch

August 1997	44623 Five Mile Road Plymouth, Michigan 48170	Full service retail branch with ATM

May 2001	1325 North Canton Center Road Canton, Michigan 48187	Full service retail branch with ATM

December 2001	45000 River Ridge Drive Clinton Township, Michigan 48038	Regional lending center

November 2002	19100 Hall Road Clinton Township, Michigan 48038	Full service retail branch with ATM

February 2003	12820 Fort Street Southgate, Michigan 48195	Full service retail branch with ATM

May 2003	3201 University Drive, Suite 180 Auburn Hills, Michigan 48326	Full service retail branch

October 2004	450 East Michigan Avenue Saline, MI 48176	Full service retail branch with ATM

October 2004	250 West Eisenhower Parkway Ann Arbor, MI 48103	Full service retail branch with ATM Regional lending center

October 2004	2180 West Stadium Blvd. Ann Arbor, MI 48103	Full service retail branch with ATM

December 2004	1360 Porter Street Dearborn, MI 48123	Loan production office Regional lending center

January 2007	1040 E. Maple Birmingham, MI 48009	Full service retail branch with ATM Regional lending center

January 2007	3681 W. Maple Birmingham, MI 48301	Full service retail branch with ATM

January 2007	30700 Telegraph Bingham Farms, MI 48025	Full service retail branch with ATM

January 2007	20000 Twelve Mile Road Southfield, MI 48076	Full service retail branch with ATM

April 2007	7755 23 Mile Road Shelby Township, MI 48075	Full service retail branch with ATM

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
Allowance for Loan Losses. The allowance for loan losses was $18,632,000 at March 31, 2009 compared to $14,452,000 at December 31, 2008, an increase of $4,180,000 or 29%. The increase was primarily due to net charge-offs of $6,547,000 and the continuing deterioration of the underlying collateral of the Bank’s non-performing loans. A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the accelerating decline in the first quarter of 2009 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during the first quarter of 2009, including the recent bankruptcy of a major automotive manufacturer and resulting shut down of production and layoffs of employees. These events will have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during the first quarter of 2009. Management has recognized this trend in our analysis of the allowance for loan losses at March 31, 2009. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
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

Date: May 20, 2009