Form 10-Q
period 2009-06-30
DEARBORN BANCORP INC /MI/
filed 2009-08-14
CIK 895541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of July 31, 2009.

Class	Shares Outstanding
Common Stock	7,687,470

DEARBORN BANCORP, INC.

INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

The following condensed consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary are included in this report:

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets — June 30, 2009, December 31, 2008 and June 30, 2008	4

Condensed Consolidated Statements of Operation — For the Three and Six Months Ended June 30, 2009 and 2008	5

Condensed Consolidated Statements of Comprehensive Loss — For the Three and Six Months Ended June 30, 2009 and 2008	6

Condensed Consolidated Statements of Cash Flows — For the Three And Six Months Ended June 30, 2009 and 2008	7

Notes to Condensed Consolidated Financial Statements	9-26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-44

Item 3. Quantitative and Qualitative Disclosures about Market Risk	45-48

Item 4. Controls and Procedures	49

Part II. Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 4. Submission of Matters to a Vote of Security Holders	50
Item 6. Exhibits and Reports on Form 8-K	50

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 5. Other Information

SIGNATURES	51
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the accompanying condensed consolidated balance sheets of Dearborn Bancorp, Inc. as of June 30, 2009 and 2008 and the related condensed consolidated statements of operation and comprehensive loss for the three and six month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flow for the six month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.
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
BKD, LLP
Indianapolis, Indiana
August 14, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)
	06/30/09	12/31/08	06/30/08
ASSETS
Cash and cash equivalents
Cash and due from banks	$25,475	$11,671	$12,778
Federal funds sold	1,425	4,455	1,301
Interest bearing deposits with banks	18,454	36,876	147

Total cash and cash equivalents	45,354	53,002	14,226

Mortgage loans held for sale	60	1,834	755
Investment securities, available for sale	3,257	84,148	9,381
Federal Home Loan Bank stock	3,698	3,614	3,540
Loans
Loans	882,568	933,269	944,081
Allowance for loan loss	(22,422)	(14,452)	(16,638)

Net loans	859,396	918,817	927,443

Premises and equipment, net	20,784	21,272	21,630
Real estate owned	17,434	9,657	5,411
Goodwill	0	0	34,028
Other intangible assets	4,195	4,592	10,487
Accrued interest receivable	3,512	3,499	3,757
Other assets	31,360	21,483	7,880

Total assets	$989,800	$1,121,918	$1,038,538

LIABILITIES
Deposits
Non-interest bearing deposits	$83,752	$81,317	$82,798
Interest bearing deposits	729,415	857,078	741,124

Total deposits	813,167	938,395	823,922

Other liabilities
Federal funds purchased	0	0	3,600
Securities sold under agreements to repurchase	2,206	2,461	171
Federal Home Loan Bank advances	73,955	65,019	65,401
Accrued interest payable	1,104	1,695	2,047
Other liabilities	1,491	1,037	1,026
Subordinated debentures	10,000	10,000	10,000

Total liabilities	901,923	1,018,607	906,167

STOCKHOLDERS’ EQUITY
Common stock — 20,000,000 shares authorized, 7,687,470 shares at 06/30/09, 7,696,204 shares at 12/31/08; and 8,055,698 shares at 06/30/08	131,866	131,784	133,048
Accumulated deficit	(43,998)	(28,675)	(688)
Accumulated other comprehensive income	9	202	11

Total stockholders’ equity	87,877	103,311	132,371

Total liabilities and stockholders’ equity	$989,800	$1,121,918	$1,038,538

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	06/30/09	06/30/08	06/30/09	06/30/08
Interest income
Interest on loans, including fees	$13,286	$14,994	$27,096	$31,168
Interest on securities, available for sale	178	109	434	218
Interest on federal funds	6	21	12	36
Interest on deposits with banks	103	1	197	2

Total interest income	13,573	15,125	27,739	31,424

Interest expense
Interest on deposits	5,458	5,874	11,456	12,902
Interest on other borrowings	473	812	1,019	1,805
Interest on subordinated debentures	105	155	210	380

Total interest expense	6,036	6,841	12,685	15,087

Net interest income	7,537	8,284	15,054	16,337
Provision for loan losses	13,610	8,746	24,337	9,632

Net interest income (loss) after provision for loan losses	(6,073)	(462)	(9,283)	6,705

Non-interest income (loss)
Service charges on deposit accounts	375	363	730	743
Fees for other services to customers	37	27	62	66
Gain on the sale of loans	160	51	216	104
Write-down of real estate	(1,506)	(100)	(1,860)	(300)
Loss on the sale of real estate	(32)	(469)	(3)	(704)
Gain on the sale of securities	270	—	465	—
Write-down of other assets	—	—	(100)	—
Other income	125	73	247	147

Total non-interest income (loss)	(571)	(55)	(243)	56

Non-interest expenses
Salaries and employee benefits	3,208	3,284	6,498	6,493
Occupancy and equipment expense	916	950	1,850	1,863
Intangible expense	199	322	397	645
FDIC Assessment	833	174	1,181	348
Advertising and marketing	59	131	129	254
Stationery and supplies	109	171	220	304
Professional services	173	259	364	485
Data processing	238	232	466	457
Defaulted loan expense	926	511	1,687	946
Other operating expenses	442	394	822	871

Total non-interest expense	7,103	6,428	13,614	12,666

Loss before income tax provision	(13,747)	(6,945)	(23,140)	(5,905)
Income tax benefit	(4,672)	(2,331)	(7,816)	(1,967)

Net loss	$(9,075)	$(4,614)	$(15,324)	$(3,938)

Per share data:
Net loss — basic	$(1.19)	$(0.57)	$(2.00)	$(0.49)
Net loss — diluted	$(1.19)	$(0.57)	$(2.00)	$(0.49)

Weighted average number of shares outstanding — basic	7,644,207	8,051,037	7,644,198	8,095,379
Weighted average number of shares outstanding — diluted	7,644,207	8,051,037	7,644,198	8,095,379
The accompanying notes are an integral part of these condensed consolidated condensed statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(In thousands)	Three Months Ended		Six Months Ended
	06/30/09	06/30/08	06/30/09	06/30/08
Net loss	$(9,075)	$(4,614)	$(15,324)	$(3,938)
Other comprehensive loss, net of tax
Unrealized losses on securities
Unrealized holding losses arising during during period	(350)	(43)	(757)	(14)
Less: reclassification adjustment for gains included in net income	270	—	465	—
Tax effects	27	15	99	5

Other comprehensive loss	(53)	(28)	(193)	(9)

Comprehensive loss	$(9,128)	$(4,642)	$(15,517)	$(3,947)

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended
	6/30/2009	6/30/2008
Cash flows from operating activities
Interest and fees received	$27,726	$31,483
Interest paid	(13,276)	(17,458)
Proceeds from sale of mortgages held for sale	21,654	12,020
Origination of mortgages held for sale	(19,561)	(11,278)
Taxes paid (refunded)	—	(181)
Proceeds from the sale of real estate owned	1,217	6,143
Cash paid to suppliers and employees	(12,581)	(10,302)

Net cash provided by operating activities	5,179	10,427

Cash flows from investing activities
Proceeds from the sale of securities available for sale	50,126	6,850
Proceeds from calls, maturities and repayments of of securities available for sale	51,033	79
Purchases of securities available for sale	(21,459)	(7,332)
Purchase of Federal Home Loan Bank stock	(84)	(1,468)
Increase in loans, net of payments received	24,281	(843)
Purchases of property and equipment	(177)	(215)

Net cash used in investing activities	103,720	(2,929)

Cash flows from financing activities
Net increase (decrease) in non-interest bearing deposits	2,435	(796)
Net increase (decrease) in interest bearing deposits	(127,663)	2,091
Decrease in other borrowings	(255)	(309)
Net increase (decrease) in federal funds payable	—	(26,500)
Proceeds from Federal Home Loan Bank advances	8,936	24,031
Purchase of common stock	—	(1,271)

Net cash provided by financing activities	(116,547)	(2,754)

Increase (decrease) in cash and cash equivalents	(7,648)	4,744
Cash and cash equivalents at the beginning of the period	53,002	9,482

Cash and cash equivalents at the end of the period	$45,354	$14,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Three Months Ended
	6/30/2009	6/30/2008
Reconciliation of net income to net cash provided by operating activities
Net income	($15,324)	($3,938)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	24,337	9,632
Depreciation and amortization expense	665	683
Restricted stock award expense	44	28
Stock option expense	39	13
Accretion of discount on investment securities	149	(89)
Amortization of premium on investment securities	—	—
Amortization of intangible assets	397	646
(Increase) decrease in mortgages held for sale	1,774	561
Increase in interest receivable	(13)	59
Decrease in interest payable	(591)	(1,121)
(Increase) decrease in real estate owned	3,026	6,143
(Increase) decrease in other assets	(9,778)	(1,528)
Decrease in other liabilities	454	(662)

Net cash provided by operating activities	$5,179	$10,427

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$10,803	$5,235
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
The condensed consolidated financial statements of the Corporation as of June 30, 2009 and 2008, and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The consolidated condensed balance sheet of the Corporation as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. The operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of results of operations for the entire year.
The condensed consolidated financial statements as of June 30, 2009 and 2008, and for the three and six month periods ended June 30, 2009 and 2008 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2008 Annual Report on Form 10-K.
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
Income (Loss) Per Share
Basic income (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes the dilutive effect of additional potential common shares issuable under stock options. Income (loss) per share is restated for all stock splits and dividends through the date of issue of the financial statements.
Factors in the basic and diluted income (loss) per share calculation follow (in thousands, except share and per share data):

	Six Months Ended
	6/30/2009	6/30/2008
Basic
Net income (loss)	$(15,324)	$(3,938)

Weighted average common shares	7,644,198	8,051,037

Basic earnings (loss) per common share	$(2.00)	$(0.49)

Diluted
Net income (loss)	$(15,324)	$(3,938)

Weighted average common shares outstanding for basic earnings per common share	7,644,198	8,051,037

Add: Dilutive effects of assumed exercise of stock options	—	—

Average shares and dilutive potential common shares	7,644,198	8,051,037

Dilutive earnings (loss) per common share	$(2.00)	$(0.49)
Stock options for 592,777 and 485,993 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2009 and 2008, respectively, because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

A.	Accounting and Reporting Policies (con’t)
Effect of Newly Issued Accounting Standards
SFAS No. 141 (revised 2007), Business Combinations
The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement introduces new accounting concepts, and several of these changes have the potential to generate greater earnings volatility, in connection with and after an acquisition. Some of the more significant changes include:
1.	Transaction costs and restructuring charges will now be expensed.

2.	The accounting for certain assets acquired and liabilities assumed will change significantly. The most significant to the Corporation being that allowance for loan losses at acquisition date will be eliminated.

3.	Contingent consideration will be measured at fair value until settled.

4.	Equity issued in an acquisition will be valued at the closing date, as opposed to the announcement date.

5.	Material adjustments made to the initial acquisition will be recorded back to the acquisition date.
The adoption of this statement did not have a material impact on the Corporation’s consolidated financial statements.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51
This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial statements.

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

SFAS No. 165, Subsequent Events
The FASB has issued FASB Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;
The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
Statement 165 was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial statements.

A.	Accounting and Reporting Policies (con’t)
SFAS No. 167, Amendments to FASB Interpretation No. 46(R) and SFAS No. 166, Accounting for Transfers of Financial Assets - The FASB has issued the following two standards which change the way entities account for securitizations and special-purpose entities:
Statement 166 is a revision to FASB Statement No. 140,Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.
Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003),Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.
The new standards will require a number of new disclosures. Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.
The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations’ capital adequacy was assessed using assumptions consistent with standards ultimately included in FAS 166 and FAS 167.

A.	Accounting and Reporting Policies (con’t)
Statements 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Corporation does not expect this to have a material impact on the Corporation’s financial statements.
SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Corporation’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Corporation’s financial statements.
FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009. See Note 1 — Significant Accounting Policies.
FSP SFAS. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP SFAS 132R-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP SFAS 132R-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP SFAS 132R-1 will be included in the Corporation’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

A.	Accounting and Reporting Policies (con’t)
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

B.	Securities Available For Sale
The amortized cost and fair value of securities available for sale are as follows (in thousands):

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored agency securities	$3,098	$10	—	$3,108
Mortgage backed securities	145	4	—	149

Totals	$3,243	$14	$—	$3,257

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored agency securities	$21,175	$226	$(2)	$21,399
Corporate bonds	13,185	54	(4)	13,235
Municipal securities	1,303	28	—	1,331
Mortgage backed securities	179	4	—	183
Money market mutual funds	48,000	—	—	48,000

Totals	$83,842	$312	$(6)	$84,148

The amortized cost and fair value of securities available for sale at June 30, 2009 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in less than one year	1,000	1,000
Due in one year through five years	2,098	2,108
Mortgage backed securities	145	149

Totals	$3,243	$3,257

The entire portfolio has a net unrealized gain of $14,000 at June 30, 2009. There were no unrealized losses on securities, available for sale at June 30, 2009. The Corporation does not hold any securities in the “Held to Maturity” category nor does the Corporation hold or utilize derivatives.

C.	Loans
The aggregate balance in impaired loans are as follows (in thousands):

	06/30/09	12/31/08	06/30/08
Impaired loans with no allocated allowance for loan losses	$104,324	$71,961	$58,386
Impaired loans with allocated allowance for loan losses	—	26,908	35,607

Total	$104,324	$98,869	$93,993

Amount of the allowance for loan loss allocated	$—	$5,273	$8,102
Regulatory requirements, documented in the in the discussion of Impaired Loans in the Glossary of the FFIEC Call Report Instructions dictate that any collateral deficiency on impaired loans that are collateral dependent must be immediately charged off. A collateral deficiency exists where the loan balance exceeds the value of the underlying collateral. As of June 30, 2009, the collateral deficiency of all collateral dependent impaired loans has been charged off, resulting in no allocated allowances on impaired loans.
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
There was no option activity during the six months ended June 30, 2009. For the options outstanding at June 30, 2009, the range of exercise prices was $4.18 to $14.65 per share with a weighted-average remaining contractual term of 2.5 years. At June 30, 2009, 360,401 options were exercisable at weighted average exercise price of $8.65 per share. There were no options exercised during the six months ended June 30, 2009. There was no intrinsic value at June 30, 2009.
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
Stock Options Granted — Stock options were awarded to officers in 2005, 2006 and 2008. The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At June 30, 2009, there were stock options outstanding for 182,113 shares with a weighted average exercise price of $4.96 per share. At June 30, 2009, stock options for 70,846 shares were vested fully.
The Corporation recognized stock option compensation expense of $39,000 and $13,000 during the six months ended June 30, 2009 and 2008, respectively. Compensation cost of $69,000 and $62,000 is expected to be recognized during 2009 and 2010, respectively.
Restricted Stock Grants — Restricted stock was awarded to officers in 2005, 2006 and 2008. The restricted stock is eligible to vest three years from grant date. Upon full vesting, restricted shares are transferred to common shares. At June 30, 2009, there were 41,530 shares of restricted stock outstanding.
The Corporation recognized restricted stock compensation expense of $44,000 and $28,000, respectively during the six months ended June 30, 2009. Compensation cost of $75,000 and $62,000 is expected to be recognized during 2009 and 2010, respectively.

E.	Accumulated Other Comprehensive Income (Loss)
Other comprehensive loss components and related taxes for the six months ended June 30, 2009 were as follows:

Net unrealized losses on securities available for sale	$(292)
Tax effects	99

Other comprehensive loss	$(193)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2009 are as follows:

Net unrealized gains on securities available for sale	$14
Tax effects	5

Other comprehensive income	$9

F.	Fair Value of Assets and Liabilities

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
Level 1 —	Quoted prices in active markets for identical assets or liabilities

Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

F.	Fair Value of Assets and Liabilities ( con’t)
Level 2 securities include U.S. agency and U.S. government sponsored enterprise mortgage-backed securities. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

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

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009, December 31, 2008 and June 30, 2008 (in thousands):

At 6/30/2009		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

US Government sponsored agency securities	$3,108	$—	$3,108	$—
Mortgage backed securities	149	—	149	—

Securities, available for sale	$3,257	$—	$3,257	$—

At 12/31/2008		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Securities, available for sale	$84,148	$48,000	$36,148	$—

At 6/30/2008		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Securities, available for sale	$9,381	$6,829	$2,552	$—
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

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009, December 31, 2008 and June 30, 2008 (in thousands):

F.	Fair Value of Assets and Liabilities ( con’t)

At 6/30/2009		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Loans	$37,219	$—	$—	$37,219

Other real estate	$17,434	$—	$—	$17,434

At 12/31/2008		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Loans	$41,907	$—	$—	$41,907

At 6/30/2008		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Loans	$27,672	$—	$—	$27,672
The carrying amounts and estimated fair value of principle financial assets and liabilities were as follows:

	At June 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$45,354	$45,354	$53,002	$53,002
Mortgage loans held for sale	60	61	1,834	1,334
Securities available for sale	3,257	3,257	84,148	84,148
Federal Home Loan Bank Stock	3,698	3,698	3,614	3,614
Loans, net	882,568	883,395	933,269	934,826
Accrued interest receivable	3,512	3,512	3,499	3,499

Liabilities:
Deposits	813,167	818,051	938,395	945,017
Securities sold under agreements to repurchase	2,206	2,206	2,461	2,461
Federal Home Loan Bank advances	73,955	74,778	65,019	66,390
Subordinated debentures	10,000	10,005	10,000	10,028
Accrued interest payable	1,104	1,104	1,695	1,695

F.	Fair Value of Assets and Liabilities ( con’t)

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently or fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, and is not considered material to this presentation.
G.	Allowance for Loan Losses
The allowance for loan losses was $22,422,000 at June 30, 2009 compared to $14,452,000 at December 31, 2008, an increase of $7,970,000 or 55%. The increase was primarily due to net charge-offs of $16,367,000 and the continuing deterioration of the underlying collateral of the Bank’s non-performing loans. Regulatory requirements, documented in the in the discussion of Impaired Loans in the Glossary of the FFIEC Call Report Instructions dictate that any collateral deficiency on impaired loans that are collateral dependent must be immediately charged off. A collateral deficiency exists where the loan balance exceeds the value of the underlying collateral. As of June 30, 2009, the collateral deficiency of all collateral dependent impaired loans has been charged off.
The decision to recognize these charge-offs was based primarily on the continued decline in the underlying value of our collateral and the accelerating decline during the second quarter of 2009 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during the first half of 2009, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events will have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during 2009. Management has recognized this trend in our analysis of the allowance for loan losses at June 30, 2009. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.

G.	Allowance for Loan Losses (con’t)
     The following is an analysis of the allowance for loan losses (in thousands):

	Six Months		Six Months
	Ended	Year Ended	Ended
	06/30/09	12/31/08	06/30/08
Balance, beginning of year	$14,452	$10,617	$10,617

Charge-offs:
Consumer loans	539	318	176
Commercial, financial & other	2,490	4,304	3,127
Land development loans — residential property	5,308	1,777	—
Land development loans — non residential property	2,356	—	—
Commercial real estate construction — residential property	1,176	1,635	58
Commercial real estate construction — non residential property	430	192	—
Commercial real estate mortgages	3,708	2,446	190
Residential real estate mortgages	621	296	106
Recoveries:
Consumer loans	11	19	11
Commercial, financial & other	189	117	31
Land development loans — residential property	28	33	—
Land development loans — non residential property	—	—	—
Commercial real estate construction — residential property	—	—	—
Commercial real estate construction — non residential property	—	3	—
Commercial real estate mortgages	26	21	4
Residential real estate mortgages	7	4	—

Net charge-offs	16,367	10,771	3,611

Provision for loan losses	24,337	14,606	9,632

Balance, end of period	$22,422	$14,452	$16,638

Allowance to total loans	2.54%	1.55%	1.76%

H.	Income Taxes
The federal tax provision consists of the following (in thousands):

	6/30/09	12/31/08
Current	$(3,505)	$(2,370)
Deferred	(4,311)	(14,117)

	$(7,816)	$(16,487)

H.	Income Taxes (con’t)
Deferred tax assets and liabilities are due to the following at December 31, (in thousands):

	6/30/09	12/3108
Deferred tax assets
Allowance for loan losses	$7,623	$4,913
Net operating loss carryforward	1,496	—
Goodwill and other intangibles	11,555	11,877
Capital loss carryforward	251	251
Valuation allowance on capital loss carryforward	(251)	(251)
Non accrual interest income	100	92
Writedowns on other real estate owned	990	462
Amortization of deferred issue costs	80	81
Other	78	63

Total deferred tax assets	21,922	17,488

Deferred tax liabilities
Premises and equipment	(351)	(300)
Prepaid expenses	(253)	(259)
Unrealized losses on securities available for sale	(104)	(104)
Deferred loan fees and costs	(99)	(73)
Other	(118)	(66)

Total deferred tax liabilities	(925)	(802)

Net deferred tax asset (liability)	$20,997	$16,686

The increase in the deferred tax assets during 2009 is primarily due to net charge-offs during the period. These charge-offs are primarily on the continued decline in the underlying value of our collateral and the accelerating decline during the second quarter of 2009 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during the first half of 2009, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. The goodwill and other intangible assets acquired during 2004 and 2007 are being amortized over 15 years for tax purposes and are tax deductible, but the goodwill is not being amortized for book purposes. The impairment of goodwill and partial impairment of other intangible assets generated a deferred tax asset of $13,464,000 during 2008.
The recoverability of the deferred tax asset, which is primarily due to the future deductability of goodwill, core deposit intangible and the allowance for loan losses, is contingent upon future book income. The Corporation believes that future income will support this deferred tax asset and believes that no valuation allowance is necessary.

H.	Income Taxes (con’t)
There were no unrecognized tax benefits at December 31, 2008, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	6/30/09	12/31/08
Federal income tax rate	34%	34%

Effect of capital loss carryforward valuation allowance	—%	—%
Other, net	—%	—%

Effective tax rate	34%	34%

The Corporation is no longer subject to examination by the Internal Revenue Service for years before 2007. As of June 30, 2009, the Corporation had approximately $4,400,000 of federal tax loss carryforward available to offset future federal income tax, which will begin to expire in 2029.
I.	Subsequent Events
Subsequent events have been evaluated through August 14, 2009, which is the date the financial statements were available to be issued.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what is expressed in forward-looking statements. Dearborn Bancorp undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies, trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; and other factors, including risk factors disclosed from time to time in filings made by Dearborn Bancorp with the Securities and Exchange Commission. These are representative of the Future Factors and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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
The Bank has also formed two subsidiaries that offer additional or specialized services to the Bank’s customers. The Bank’s subsidiaries, their formation date and the type of services offered are listed below:

Date Formed	Name	Services Offered

August 1997	Community Bank Insurance Agency, Inc.	Limited insurance related activities

March 2002	Community Bank Audit Services, Inc.	Internal auditing and compliance services for financial institutions
The date opened, branch location and branch type of each branch is listed on the following page:

Date Opened	Location	Type of office

February 1994	22290 Michigan Avenue	Full service retail branch with ATM
	Dearborn, Michigan 48123	Regional lending center

December 1995	24935 West Warren Avenue	Full service retail branch
Dearborn Heights, Michigan 48127

August 1997	44623 Five Mile Road	Full service retail branch with ATM
Plymouth, Michigan 48170

May 2001	1325 North Canton Center Road	Full service retail branch with ATM
Canton, Michigan 48187

December 2001	45000 River Ridge Drive	Regional lending center
Clinton Township, Michigan 48038

November 2002	19100 Hall Road	Full service retail branch with ATM
Clinton Township, Michigan 48038

February 2003	12820 Fort Street	Full service retail branch with ATM
Southgate, Michigan 48195

May 2003	3201 University Drive, Suite 180	Full service retail branch
Auburn Hills, Michigan 48326

October 2004	450 East Michigan Avenue	Full service retail branch with ATM
Saline, MI 48176

October 2004	250 West Eisenhower Parkway	Full service retail branch with ATM
	Ann Arbor, MI 48103	Regional lending certer

October 2004	2180 West Stadium Blvd.	Full service retail branch with ATM
Ann Arbor, MI 48103

December 2004	1360 Porter Street	Loan production office
	Dearborn, MI 48123	Regional lending center

January 2007	1040 E. Maple	Full service retail branch with ATM
	Birmingham, MI 48009	Regional lending certer

January 2007	3681 W. Maple	Full service retail branch with ATM
Birmingham, MI 48301

January 2007	30700 Telegraph	Full service retail branch with ATM
Bingham Farms, MI 48025

January 2007	20000 Twelve Mile Road	Full service retail branch with ATM
Southfield, MI 48076

April 2007	7755 23 Mile Road	Full service retail branch with ATM
Shelby Township, MI 48075
The Corporation has realized substantial asset growth from the formation of the Corporation through December 31, 2008, depending on the economic and competitive environment.

Historically, the Bank’s growth has been realized through the growth of the loan portfolio. More specifically, the expansion of our commercial banking department has been a primary element in the Bank’s asset growth through December 31, 2007. The Corporation’s growth since its inception has been funded primarily by deposits. During 2009, the Corporation, total assets have declined due to management of the Bank’s non-performing assets and the liquidation of the Bank’s participation in a wholesale money market deposit program.
Due to losses experienced during 2008 and the first half of 2009, the Bank’s capital position has declined to “adequately capitalized”, as defined by the FDIC Regulation Part 325.103 at June 30, 2009 from “well-capitalized” at December 31, 2008. Management intends to raise sufficient capital during 2009 to return the Bank to well-capitalized status and provide sufficient capital for the Corporation. Management will consider various sources of capital and estimates that it needs to raise between $20 million and $50 million in capital during 2009.
The Corporation’s earnings depend primarily on net interest income. Management strives to maximize net interest income through monitoring the economic and competitive environment and making appropriate adjustments in the characteristics and pricing of our products and services.
Other factors that contribute significantly to our earnings are the maintenance of asset quality and efficient operations. Management continually monitors the quality of the loan portfolio and the impact of the economic and competitive environment and works to maintain asset quality.
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
The Corporation recorded a net loss of $9,075,000 and $15,324,000 for the three and six month periods ended June 30, 2009, respectively. The primary factor affecting net income was the recording of $13,610,000 and $24,337,000 to the provision for loan loss for the three and six month periods ended June 30, 2009. The provision for loan loss was due to net charge-offs of $9,820,000 and $16,367,000 for the three and six month periods ended June 30, 2009, respectively and the continued deterioration in the underlying collateral of the Bank’s non-performing assets. Another significant factor was the cost related to real estate owned, which included defaulted loan expense of $926,000 and $1,687,000 and write-downs to real estate owned of $1,506,000 and $$1,860,000 during the three month and six months ended June 30, 2009, respectively.

Results of Operations
The Corporation reported net losses of ($9,075,000) and ($15,324,000) for the three and six month periods ended June 30, 2009, compared to net losses of ($4,614,000) and ($3,938,000) for the same periods in 2008, a decrease of $4,461,000 for the three month period and $11,386,000 for the six month period. The decrease in net income was primarily due to the increase in the provision for loan loss, the decline in net interest income due to the elevated levels of non-performing loans and the increased costs related to real estate owned.
Net Interest Income
2009 Compared to 2008. As noted on the two charts on the following pages, net interest income for the three and six month periods ended June 30, 2009 was $7,537,000 and $15,054,000, compared to $8,284,000 and $16,337,000 for the same periods ended June 30, 2008, a decrease of $747,000 or 9% for the three month period and $1,283,000 or 8% for the six month period. This decrease was caused primarily by the decreasing spread between interest earning assets and interest bearing liabilities. The Corporation’s interest rate spread was 2.48% and 2.63% for the three and six months periods ended June 30, 2009 compared to 2.95% and 2.86% for the same periods in 2008. The Corporation’s interest rate margin was 3.01% and 2.97% for the three and six months periods ended June 30, 2009 compared to 3.45% and 3.40% for the same periods in 2008. The decline in the Corporation net interest spread and net interest margin was primarily due to the decline in the Bank’s yield on earning assets, which was primarily due to the impact of the increasing amount of non-performing loans.
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

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$51,839	$103	0.80%	$206	$1	1.95%
Federal funds sold	8,026	6	0.30%	4,802	21	2.75%
Investment securities, available for sale	46,310	178	1.54%	12,838	109	3.41%
Loans	898,739	13,286	5.93%	948,591	14,994	6.36%

Sub-total earning assets	1,004,914	13,573	5.42%	966,437	15,125	6.29%
Other assets	62,037			81,986

Total assets	$1,066,951			$1,048,423

Liabilities and stockholders’ equity
Interest bearing deposits	$816,083	$5,458	2.68%	$723,733	$5,874	3.26%
Other borrowings	68,951	578	3.36%	99,957	967	3.89%

Sub-total interest bearing liabilities	885,034	6,036	2.74%	823,690	6,841	3.34%
Non-interest bearing deposits	82,304			83,614
Other liabilities	2,159			3,117
Stockholders’ equity	97,454			138,002

Total liabilities and stockholders’ equity	$1,066,951			$1,048,423

Net interest income		$7,537			$8,284

Net interest rate spread			2.68%			2.95%

Net interest margin on earning assets			3.01%			3.45%

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$48,562	$197	0.82%	$193	$2	2.08%
Federal funds sold	7,616	12	0.32%	3,427	36	2.11%
Investment securities, available for sale	56,874	434	1.54%	12,393	218	3.53%
Loans	909,413	27,096	6.01%	948,000	31,168	6.59%

Sub-total earning assets	1,022,465	27,739	5.47%	964,013	31,424	6.54%
Other assets	60,961			82,192

Total assets	$1,083,426			$1,046,205

Liabilities and stockholders’ equity
Interest bearing deposits	$828,981	$11,456	2.79%	$714,982	$12,902	3.62%
Other borrowings	71,127	1,229	3.48%	106,275	2,185	4.12%

Sub-total interest bearing liabilities	900,108	12,685	2.84%	821,257	15,087	3.68%
Non-interest bearing deposits	80,009			83,233
Other liabilities	2,072			3,674
Stockholders’ equity	101,237			138,041

Total liabilities and stockholders’ equity	$1,083,426			$1,046,205

Net interest income		$15,054			$16,337

Net interest rate spread			2.63%			2.86%

Net interest margin on earning assets			2.97%			3.40%

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

	Three and Six Months Ended June 30, 2009/2008
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$103	$(1)	$102	$196	$(1)	$195
Federal funds sold	14	(29)	(15)	7	(31)	(24)
Investment securities, available for sale	129	(60)	69	336	(120)	216
Loans	(687)	(1,021)	(1,708)	(1,316)	(2,756)	(4,072)

Total earning assets	$(441)	$(1,111)	$(1,552)	$(777)	$(2,908)	$(3,685)

Liabilities
Interest bearing deposits	$620	(1,036)	$(416)	$1,529	$(2,975)	$(1,446)
Other borrowings	(257)	(132)	(389)	(620)	(336)	(956)

Total interest bearing liabilities	$363	$(1,168)	$(805)	$909	$(3,311)	$(2,402)

Net interest income			$(747)			$(1,283)

Net interest rate spread			(0.26%)			(0.23%)

Net interest margin on earning assets			(0.44%)			(0.43%)

Provision for Loan Losses
2009 Compared to 2008. The provision for loan losses was $13,610,000 and $24,337,000 for the three and six month periods ended June 30, 2009, compared to $8,746,000 and $9,632,000 for the same period in 2008, an increase of $4,864,000 or 56% for the three month period and $14,705,000 or 152% for the six month period. The increase is primarily due to net charge-offs of $16,367,000 during the period and the continued deterioration of the underlying collateral for the Bank’s non-performing loans, which are primarily due to the decline in economic conditions in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during the first half of 2009, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events will have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during 2009. Management has recognized this trend in our analysis of the allowance for loan losses at June 30, 2009.
Regulatory requirements, documented in the in the discussion of Impaired Loans in the Glossary of the FFIEC Call Report Instructions dictate that any collateral deficiency on impaired loans that are collateral dependent must be immediately charged off. A collateral deficiency exists where the loan balance exceeds the value of the underlying collateral. As of June 30, 2009, the collateral deficiency of all collateral dependent impaired loans has been charged off.
Net charge-offs of $12,873,000 or 79% of year-to-date net charge-offs were based on current valuations of the underlying collateral during these challenging economic conditions. These valuations are as of a certain date and there is a possibility that the valuation of this collateral will improve as economic conditions improve.
The provision for loan losses for the three month period ended June 30, 2009 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions.

Non-interest Income (Loss)
2009 Compared to 2008. Non-interest income (loss) was ($571,000) and ($243,000) for the three and six month periods ended June 30, 2009, compared to ($55,000) and $56,000 for the same periods in 2008. The decrease in non-interest income was primarily due to the write-down of other real estate during 2009 and partially offset by the gain recognized on the sale of securities during the period.
When these transactions related to real estate owned, other assets and securities are excluded, non-interest income for the three and six month periods ended June 30, 2009 amounts to $697,000 and $1,255,000 compared to $514,000 and $1,060,000 during the same period in 2008, an increase of $183,000 or 36% for the three month period and $195,000 or 18% for the six month period. This increase is primarily caused by the increase in other income.
Non-interest Expense
2009 Compared to 2008. Non-interest expense was $7,103,000 and $13,614,000 for the three and six month periods ended June 30, 2009, compared to $6,428,000 and $12,666,000 for the same periods in 2008, an increase of $675,000 or 10% for the three month period and $948,000 or 7% for the six month period. The increase was primarily due to defaulted loan expense and the FDIC assessment. Defaulted loan expense amounted to $926,000 and $1,687,000 during the three and six month periods ended June 30, 2009 compared to $511,000 and $946,000 during the same periods in 2008, an increase of $415,000 or 81% for the three month period and $741,000 or 78% for the six month period. This increase in defaulted loans expense was primarily due to the payment of property taxes, insurance, legal expenses and maintenance in 2009 for real estate owned. The FDIC assessment amounted to $833,000 and $1,181,000 during the three and six month periods ended June 30, 2009 compared to $$174,000 and $348,000 during the same period in 2008, an increase of $659,000 or 379% for the three month period and $833,000 or 239% for the six month period. The increase in the FDIC assessment was due to the increased amount of the Bank’s annual assessment amount and the payment of a special assessment announced by the FDIC during the second quarter of 2009.
The largest component of non-interest expense was salaries and employee benefits which amounted to $3,208,000 and $6,498,000 for the three and six month periods ended June 30, 2009, compared to $3,284,000 and $6,493,000 for the same period in 2008, a decrease of $76,000 for the three month period and an increase of $5,000 for the six month period. As of June 30, 2009, the number of full time equivalent employees was 205 compared to 218 as of June 30, 2008.

Income Tax Provision
2009 Compared to 2008. The income tax benefit was ($4,672,000) and ($7,816,000) for the three and six month periods ended June 30, 2009, compared to ($2,331,000) and ($1,967,000) for the same periods in 2008, an increase in the benefit of ($2,341,000) or 100% for the three month period and ($5,849,000) or 297% for the six month period.
Comparison of Financial Condition at June 30, 2009 and December 31, 2008
Assets. Total assets at June 30, 2009 were $989,900,000 compared to $1,121,918,000 at December 31, 2008, a decrease of $132,018,000 or 12%. The decrease was primarily due to decreases in securities, available for sale and loans and partially offset by the increases in cash and cash equivalents and real estate owned.
Federal Funds Sold. Total federal funds sold at June 30, 2009 were $1,425,000 compared to $4,455,000 at December 31, 2008, a decrease of $3,030,000 or 68%. The decrease in federal funds is the result of normal fluctuations in overnight operating balances that are carried at various correspondent banks.
Interest bearing deposits with banks. Total interest bearing deposits with banks at June 30, 2009 were $18,454,000 compared to $36,876,000 at December 31, 2008, a decrease of $18,422,000 or 50%. The decrease is primarily due to the Bank’s decision to liquidate a wholesale money market deposit program. Interest bearing deposits with banks consists primarily of time deposits from other banks. These time deposits are fully insured and mature in less than fifteen months.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2009 were $60,000 compared to $1,834,000 at December 31, 2008, a decrease of $1,774,000 or 97%. This increase was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at June 30, 2009 were $3,257,000 compared to $84,148,000 at December 31, 2008, a decrease of $80,891,000 or 96%. The decrease is the result of the re-deployment of $30,000,000 from securities, available for sale to interest bearing deposits with banks and the sale of twenty-seven investment securities with a par value of $48,290,000. These funds were utilized to liquidate a wholesale money market deposit program.
Please refer to Note B of the Notes to Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized gain of $14,000 at June 30, 2009. The unrealized gain, net of tax is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $3,698,000 at June 30, 2009, compared to $3,614,000 at December 31, 2008, an increase of $84,000 or 2%. The increase was due to the purchase of Federal Home Loan Bank stock, subsequent to the initiation of an additional Federal Home Loan Bank advance.

Loans. Total loans at June 30, 2009 were $882,568,000 compared to $933,269,000 at December 31, 2008, a decrease of $50,701,000 or 5%. The decrease was primarily due to net charge-offs of $16,367,000, the transfer of loans in the amount of $9,885,000 to other real estate and loans paid off during the period. Major categories of loans included in the loan portfolio are as follows (in thousands):

	06/30/09	12/31/08	06/30/08
Consumer loans	$30,270	$31,864	$33,206
Commercial, financial, & other	157,438	164,740	170,402
Land development loans — residential property	48,454	54,323	60,170
Land development loans — non residential property	13,405	16,094	21,000
Commercial real estate construction — residential property	13,125	17,296	20,605
Commercial real estate construction — non residential property	22,518	25,322	35,087
Commercial real estate mortgages	549,275	571,204	549,145
Residential real estate mortgages	48,083	52,426	54,466

	882,568	933,269	944,081
Allowance for loan losses	(22,422)	(14,452)	(16,638)

	$860,146	$918,817	$927,443

The following is a summary of non-performing assets and problems loans (in thousands):

	06/30/09	12/31/08	06/30/08
Troubled debt restructuring	46,714	17,765	13,145
Over 90 days past due and still accruing	—	450	7,319
Non-accrual loans	57,610	51,708	36,195

Total non-performing loans	104,324	69,923	56,659

Real estate owned	13,046	9,657	5,411
Real estate in redemption	4,388	—	—
Other repossessed assets	—	—	—

Other non-performing assets	17,434	9,657	5,411

Total non-performing assets	$121,758	$79,580	$62,070

The increase in non-performing loans was largely due to the increase in loans that qualify as troubled debt restructuring, which amounted to $46,714,000 and $17,765,000 at June 30, 2009 and December 31, 2008, respectively. These loans qualified as troubled debt restructuring primarily due to the temporary change in payment type from principal and interest to interest only or the renewal of interest reserves when current loan to value ratios were outside of our loan policy. All loans categorized as troubled debt restructuring at June 30, 2009 are in compliance with their modified terms, with the exception of two loans amounting to $5,700,000 that are thirty days past due. The specific allowance of loans categorized as troubled debt restructuring was $0 and $375,000 at June 30, 2009 and December 31, 2008, respectively.

The increase in non-performing loans and net charge-offs during 2009 has been most significant in the land development and commercial real estate construction segments of the Bank’s loan portfolio. These loans comprise 11% of loans and 55% of non accrual loans at June 30, 2009.
Management has implemented a strategy to decrease the amount of loans in these segments. These loans have decreased 14% during 2009, while the loan portfolio has declined by 6%.
Management has identified substandard loans over $500,000. These loans are individually discussed by management and strategies are developed and implemented to manage these loans most effectively.
Non-accrual loans at June 30, 2009 were $57,610,000, compared to $51,708,000 at December 31, 2008. The increase in non-accrual loans during the period was primarily due to the downgrading of 70 loans to non-accrual status for $28,337,000 and partially offset by net charge-offs of $16,367,000 and the transfer of 20 loans to other real estate for $9,885,000.
The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	16	$1,039
Commercial, financial, & other	46	6,921
Land development loans — residential property	18	15,706
Land development loans — non residential property	2	4,772
Commercial real estate construction — residential property	11	5,077
Commercial real estate construction — non residential property	3	6,182
Commercial real estate mortgages	40	16,308
Residential real estate mortgages	13	1,605

Total non-accrual loans	149	$57,610

Allowance for Loan Losses. The allowance for loan losses was $22,422,000 at June 30, 2009 compared to $14,452,000 at December 31, 2008, an increase of $7,970,000 or 55%. The increase was primarily due to net charge-offs of $16,367,000 and the continuing deterioration of the underlying collateral of the Bank’s non-performing loans. Regulatory requirements, documented in the in the discussion of Impaired Loans in the Glossary of the FFIEC Call Report Instructions dictate that any collateral deficiency on impaired loans that are collateral dependent must be immediately charged off. A collateral deficiency exists where the loan balance exceeds the value of the underlying collateral. As of June 30, 2009, the collateral deficiency of all collateral dependent impaired loans has been charged off.
Net charge-offs of $12,873,000 or 79% of year-to-date net-charge-offs were based on current valuations of the underlying collateral during these challenging economic conditions. These valuations are as of a certain date and there is a possibility that the valuation of this collateral will improve as economic conditions improve.

A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the accelerating decline in the first half of 2009 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during the first half of 2009, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events will have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during 2009. Management has recognized this trend in our analysis of the allowance for loan losses at June 30, 2009. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions.
The following is an analysis of the allowance for loan losses (in thousands):

	Six Months		Six Months
	Ended	Year Ended	Ended
	06/30/09	12/31/08	06/30/08
Balance, beginning of year	$14,452	$10,617	$10,617

Charge-offs:
Consumer loans	539	318	176
Commercial, financial & other	2,490	4,304	3,127
Land development loans — residential property	5,308	1,777	—
Land development loans — non residential property	2,356	—	—
Commercial real estate construction — residential property	1,176	1,635	58
Commercial real estate construction — non residential property	430	192	—
Commercial real estate mortgages	3,708	2,446	190
Residential real estate mortgages	621	296	106
Recoveries:
Consumer loans	11	19	11
Commercial, financial & other	189	117	31
Land development loans — residential property	28	33	—
Land development loans — non residential property	—	—	—
Commercial real estate construction — residential property	—	0	—
Commercial real estate construction — non residential property	—	3	—
Commercial real estate mortgages	26	21	4
Residential real estate mortgages	7	4	—

Net charge-offs	16,367	10,771	3,611

Provision for loan losses	24,337	14,606	9,632

Balance, end of period	$22,422	$14,452	$16,638

Allowance to total loans	2.54%	1.55%	1.76%

Premises and Equipment. Bank premises and equipment at June 30, 2009 were $20,784,000 compared to $21,272,000 at December 31, 2008, a decrease of $488,000 or 2%. The decrease is primarily due to depreciation during the period.

Other Real Estate. Other real estate at June 30, 2009, 2009 was $17,434,000 compared to $9,657,000 at December 31, 2008, an increase of $7,777,000 or 81%. The distribution of other real estate by property type is listed below (in thousands):

	Number of
Property Type	Properties	Amount
Single Family Homes	36	$4,598
Condominium	1	1,001
Vacant Land	9	4,562
Commercial	6	4,574
Office/Retail	5	2,699

Total	57	$17,434

Other real estate is comprised of real estate owned of $13,046,000 and real estate in redemption status of $4,388,000. Eleven properties with a book value of $3,204,000 are currently generating rental income.
Other intangible assets. Other intangible assets were $4,195,000 at June 30, 2009 compared to $4,592,000 at December 31, 2008, a decrease of $397,000 or 9%. The Bank has intangible assets for the estimated value of core deposit accounts and borrower relationships acquired in the acquisitions of the Bank of Washtenaw and Fidelity. The intangible values represent the present value of the net revenue streams attributable to these intangibles. The gross carrying amount and accumulated amortization of these intangible assets at June 30, 2009 were as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization
Core deposit intangible from acquisition of:
Bank of Washtenaw	$264	$22
Fidelity Financial Corporation of Michigan	2,493	208

Total core deposit intangible	$2,757	$230

Borrower relationship intangible from acquisition of :
Bank of Washtenaw	$318	$29
Fidelity Financial Corporation of Michigan	1,517	138

Total borrower relationship intangible	$1,835	$167

Total intangible assets	$4,592	$397

The core deposit intangible is being amortized over a period of eleven years and the borrower relationship intangible is being amortized over a period of ten years. At June 30, 2009, the core deposit intangible and borrower relationship intangible amounted to $2,527,000 and $1,668,000, respectively.

Accrued Interest Receivable. Accrued interest receivable at June 30, 2009 was $3,512,000 compared to $3,499,000 at December 31, 2008, an increase of $13,000.
Other Assets. Other assets at June 30, 2009 were $31,360,000 compared to $21,483,000 at December 31, 2008, an increase of $9,877,000 or 46%. The increase was primarily due to changes in deferred tax assets.

Deposits. Total deposits at June 30, 2009 were $813,167,000 compared to $938,395,000 at December 31, 2008, a decrease of $125,228,000 or 13%. The following is a summary of the distribution of deposits (in thousands):

	06/30/09	12/31/08	06/30/08
Non-interest bearing:
Demand	$83,752	$81,317	$82,798

Interest bearing:
Checking	$106,669	$103,774	$78,865
Money market	72,394	163,611	99,761
Savings	52,017	54,164	68,431
Time, under $100,000	221,980	211,109	187,628
Time, $100,000 and over	276,355	324,420	306,439

	729,415	857,078	741,124

Total deposits	$813,167	$938,395	$823,922

The decrease in deposits was primarily due to the decrease in municipal and brokered time deposits during a period of decreasing interest rates and the accelerated liquidation of a wholesale money market deposit program by management. Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on transaction accounts.
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

	06/30/09	12/31/08	06/30/08
Interest bearing checking	$2,577	$4,283	$1,728
Time, $100,000 and over	15,326	38,999	96,339

Total municipal deposits	$17,903	$43,282	$98,067

Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $61,322,000, $97,997,000 and $31,932,000 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

Federal Funds Purchased. Federal funds purchased were $0 at June 30, 2009 and December 31, 2008.
Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at June 30 2009 were $2,206,000 compared to $2,461,000 at December 31, 2008, a decrease of $255,000 or 10%. These repurchase agreements are secured by securities owned by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $73,955,000 at June 30, 2009 compared to $65,019,000 at December 31, 2008, an increase of $8,936,000 or 14%. The increase was due to the initiation of an additional FHLB advance during the period.
Accrued Interest Payable. Accrued interest payable at June 30, 2009 was $1,104,000 compared to $1,695,000 at December 31, 2008, a decrease of $591,000 or 35%. The decrease was primarily due to the decreasing volume and cost of deposits.
Other Liabilities. Other liabilities at June 30, 2009 were $1,491,000 compared to $1,037,000 at December 31, 2008, an increase of $454,000 or 44%. The increase was primarily due to the decrease in expenses payable during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at June 30, 2009 and December 31, 2008. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. Debt issue costs of $300,000 have been entirely amortized. During the third quarter of 2009, the Corporation will elect to defer regularly scheduled quarterly interest payments on the Corporation’s junior subordinated debentures. The terms of the debentures allow for the deferral of regularly scheduled quarterly interest payments for up to twenty consecutive quarters.

Capital
Stockholders’ equity at June 30, 2009 was $87,877,000 compared to $103,311,000 as of December 31, 2008, a decrease of $15,434,000 or 15%. The decrease was due to the net loss recorded during the period.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total capital
(to risk weighted assets)
Consolidated	84,199	9.17%	73,490	8.00%	N/A	N/A
Bank	82,088	8.95%	73,343	8.00%	91,679	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	72,604	7.89%	36,792	4.00%	N/A	N/A
Bank	70,493	7.69%	36,672	4.00%	55,007	6.00%
Tier 1 capital
(to average assets)
Consolidated	72,604	6.96%	41,733	4.00%	N/A	N/A
Bank	70,493	6.78%	41,588	4.00%	51,985	5.00%

As of December 31, 2008
Total capital
(to risk weighted assets)
Consolidated	107,962	10.69%	80,832	8.00%	N/A	N/A
Bank	105,568	10.47%	80,667	8.00%	100,834	10.00%
Tier 1 capital
(to risk weighted assets)
Consolidated	95,310	9.43%	40,416	4.00%	N/A	N/A
Bank	92,941	9.22%	40,334	4.00%	60,501	6.00%
Tier 1 capital
(to average assets)
Consolidated	95,310	8.88%	42,933	4.00%	N/A	N/A
Bank	92,941	8.69%	42,781	4.00%	53,476	5.00%
Based on the respective regulatory capital ratios, the Bank is considered to be adequately capitalized at June 30, 2009 and well capitalized at December 31, 2008. The decline in the Bank’s regulatory capital position has been caused primarily by the losses sustained by the Bank and the limitation in the deferred tax asset during 2008 and 2009.
Management will need to raise sufficient capital during 2009 to return the Bank to well-capitalized status. Management will need to consider various sources of capital and estimates the need to raise between $20 million and $50 million in capital during 2009.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2009, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
(In thousands)	1-90	91-365	1-5	Over
	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$1,425	$—	$—	$—	$1,425
Interest bearing deposits with Banks	6,707	6,749	4,998	—	18,454
Mortgage loans held for sale	60	—	—	—	60
Securities available for sale	1,000	0	2,257	—	3,257
Federal Home Loan Bank stock	3,698	—	—	—	3,698
Total loans, net of non-accrual	190,765	89,993	505,908	37,542	824,208

Total earning assets	203,655	96,742	513,163	37,542	851,102

Interest bearing liabilities
Total interest bearing deposits	325,637	374,546	28,972	260	729,415
Federal Home Loan Bank advances	19,000	25,000	29,955	—	73,955
Other Borrowings	2,206	—	—	—	2,206
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	356,843	399,546	58,927	260	815,576

Net asset (liability) funding gap	(153,188)	(302,804)	454,236	37,282	$35,526

Cumulative net asset (liability) funding gap	$(153,188)	$(455,992)	$(1,756)	$35,526

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
The Corporation is currently considering alternatives to supplement holding company liquidity, which has decreased primarily due to the Corporation’s repurchase of common stock. Two of the alternatives that have been considered are the deferral of interest payments on the Corporation’s subordinated debentures and the financing or sale/leaseback of two office buildings that are owned by the Corporation.
During the third quarter of 2009, the Corporation will elect to defer regularly scheduled quarterly interest payments on the Corporation’s junior subordinated debentures. The terms of the Debentures allow for the deferral of regularly scheduled quarterly interest payments for up to twenty consecutive quarters. The deferral of interest on the subordinated debentures will result in a corresponding annual deferral of distributions of on the trust preferred securities of approximately $500,000, based on current interest rates.
A decision on the financing or sale/leaseback of the two office buildings that are owned by the Corporation has not been reached at this time.

The following tables provide information about the Bank’s contractual obligations and commitments at June 30, 2009 (in thousands):
Contractual Obligations

		Payments Due By Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Securities sold under agreements to repurchase	$2,206	$—	$—	$—	$2,206
Certificates of deposit	469,053	28,199	774	309	498,335
Long-term borrowings	44,000	19,955	10,000	—	73,955
Lease commitments	677	728	12	—	1,417
Subordinated debentures	—	—	—	10,000	10,000

Totals	$515,936	$48,882	$10,786	$10,309	$585,913

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Unused loan commitments	$65,081	$9,833	$7,984	$11,014	$93,912
Standby letters of credit	994	432	2,000	—	3,426

Totals	$66,075	$10,265	$9,984	$11,014	$97,338

Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2009.
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
The Corporation held its regular annual meeting of stockholders on May 19, 2009. The first matter for consideration was the re-election of directors. Three directors were re-elected to serve three year terms expiring in 2011. The voting results were as follows:

Nominee	Total For
David Himick	6,212,026
Michael J. Ross	6,413,584
Robert C. Schwyn	7,287,203

ITEM 6.	EXHIBITS AND REPORTS IN FORM 8-K.

(a)	Exhibits

Exhibit 31.1 CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K Report, dated April 21, 2009 was filed during the quarter ended June 30, 2009.

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
Date: August 14, 2009