Form 10-Q
period 2009-09-30
DEARBORN BANCORP INC /MI/
filed 2009-11-16
CIK 895541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2009

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
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of October 31, 2009.

Class	Shares Outstanding

Common Stock	7,687,470

DEARBORN BANCORP, INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

The following condensed consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary are included in this report:

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets — September 30, 2009, December 31, 2008 and September 30, 2008	4

Condensed Consolidated Statements of Operation — For the Three and Nine Months Ended September 30, 2009 and 2008	5

Condensed Consolidated Statements of Comprehensive Loss — For the Three and Nine Months Ended September 30, 2009 and 2008	6

Condensed Consolidated Statements of Cash Flows — For the Three And Nine Months Ended September 30, 2009 and 2008	7

Notes to Condensed Consolidated Financial Statements	9-28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-50

Item 3. Quantitative and Qualitative Disclosures about Market Risk	51-54

Item 4. Controls and Procedures	55

Part II. Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 1A Risk Factors	56

Item 6. Exhibits

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

SIGNATURES	62
EX-3.(a)
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the accompanying condensed consolidated balance sheet of Dearborn Bancorp, Inc. as of September 30, 2009 and September 30, 2008, and the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.
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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
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
Indianapolis, Indiana
November 16, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars, in thousands)	09/30/09	12/31/08	09/30/08
ASSETS
Cash and cash equivalents
Cash and due from banks	$17,330	$11,671	$15,744
Federal funds sold	6,206	4,455	14,281
Interest bearing deposits with banks	117,732	36,876	33,146

Total cash and cash equivalents	141,268	53,002	63,171

Mortgage loans held for sale	1,449	1,834	281
Securities, available for sale	13,547	84,148	2,520
Securities, held to maturity	363	—	—
Federal Home Loan Bank stock	3,698	3,614	3,614
Loans
Loans	862,664	933,269	939,626
Allowance for loan loss	(28,373)	(14,452)	(16,429)

Net loans	834,291	918,817	923,197

Premises and equipment, net	20,477	21,272	21,491
Real estate owned	15,472	9,657	8,343
Goodwill	—	—	34,028
Other intangible assets	—	4,592	10,165
Accrued interest receivable	3,619	3,499	3,601
Other assets	8,153	21,483	8,110

Total assets	$1,042,337	$1,121,918	$1,078,521

LIABILITIES
Deposits
Non-interest bearing deposits	$89,329	$81,317	$84,073
Interest bearing deposits	815,625	857,078	775,196

Total deposits	904,954	938,395	859,269

Other liabilities
Securities sold under agreements to repurchase	2,302	2,461	222
Federal Home Loan Bank advances	73,855	65,019	72,283
Accrued interest payable	956	1,695	1,734
Other liabilities	2,380	1,037	1,173
Subordinated debentures	10,000	10,000	10,000

Total liabilities	994,447	1,018,607	944,681

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Common stock - 20,000,000 shares authorized, 7,687,470 shares at 09/30/09, 7,696,204 shares at 12/31/08; and 8,098,557 shares at 09/30/08	131,898	131,784	133,099
Accumulated deficit	(84,043)	(28,675)	732
Accumulated other comprehensive income	35	202	9

Total stockholders’ equity	47,890	103,311	133,840

Total liabilities and stockholders’ equity	$1,042,337	$1,121,918	$1,078,521

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	09/30/09	09/30/08	09/30/09	09/30/08
Interest income
Interest on loans, including fees	$13,135	$14,742	$40,231	$45,910
Interest on securities, available for sale	33	97	467	315
Interest on federal funds	2	22	14	59
Interest on deposits with banks	76	2	273	3

Total interest income	13,246	14,863	40,985	46,287

Interest expense
Interest on deposits	4,806	5,764	16,262	18,666
Interest on other borrowings	504	709	1,523	2,514
Interest on subordinated debentures	110	140	320	520

Total interest expense	5,420	6,613	18,105	21,700

Net interest income	7,826	8,250	22,880	24,587
Provision for loan losses	14,185	90	38,522	9,722

Net interest income (loss) after provision for loan losses	(6,359)	8,160	(15,642)	14,865

Non-interest income (loss)
Service charges on deposit accounts	388	403	1,118	1,146
Fees for other services to customers	33	23	95	89
Gain on the sale of loans	37	61	253	165
Write-down of real estate	(639)	(209)	(2,499)	(509)
Gain (loss) on the sale of real estate	(154)	(16)	(157)	(720)
Gain (loss) on the sale of securities	—	9	465	9
Other-than temporary impairment on securities, held to maturity	(387)	—	(387)	—
Portion of loss recognized in other comprehensive income before taxes	—	—	—	—

Net impairment losses recognized in earnings	(387)	—	(387)	—
Write-down of other assets	—	—	(100)	—
Other income	122	48	369	195

Total non-interest income (loss)	(600)	319	(843)	375

Non-interest expenses
Salaries and employee benefits	3,159	3,413	9,657	9,906
Occupancy and equipment expense	903	908	2,753	2,771
Intangible expense	4,195	323	4,592	968
FDIC Assessment	672	174	1,853	522
Advertising and marketing	48	138	177	392
Stationery and supplies	120	103	340	407
Professional services	234	241	598	726
Data processing	219	145	685	602
Defaulted loan expense	1,827	483	3,514	1,429
Other operating expenses	433	384	1,255	1,255

Total non-interest expenses	11,810	6,312	25,424	18,978

Income (loss) before income tax provision	(18,769)	2,167	(41,909)	(3,738)
Income tax provision (benefit)	21,276	747	13,460	(1,220)

Net income (loss)	$(40,045)	$1,420	$(55,369)	$(2,518)

Per share data:
Net income (loss) — basic	$(5.24)	$0.18	$(7.24)	$(0.31)
Net income (loss) — diluted	$(5.24)	$0.18	$(7.24)	$(0.31)

Weighted average number of shares outstanding — basic	7,645,940	8,044,180	7,644,785	8,078,188
Weighted average number of shares outstanding — diluted	7,645,940	8,082,263	7,644,785	8,078,188
The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	09/30/09	09/30/08	09/30/09	09/30/08
Net income (loss)	$(40,045)	$1,420	$(55,369)	$(2,518)
Other comprehensive income (loss), net of tax
Unrealized losses on securities
Unrealized holding gains (losses) arising during period	424	(13)	(333)	(26)
Less: net unrealized loss on securities, held to maturity which has been recognized in income	(387)	—	(387)	—
Less: reclassification adjustment for gains included in net income (loss)	—	9	465	9
Tax effects	(11)	1	88	6

Other comprehensive income (loss)	26	(3)	(167)	(11)

Comprehensive income (loss)	$(40,019)	$1,417	$(55,536)	$(2,529)

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands)	9/30/2009	9/30/2008
Cash flows from operating activities
Interest and fees received	$40,865	$46,502
Interest paid	(18,844)	(23,134)
Proceeds from sale of mortgages held for sale	26,150	17,158
Origination of mortgages held for sale	(25,512)	(15,861)
Proceeds from the sale of real estate owned	4,197	5,137
Taxes paid (refunded)	—	(181)
Cash paid to suppliers and employees	(16,288)	(16,450)

Net cash provided by operating activities	10,568	13,171

Cash flows from investing activities
Proceeds from the sale of securities available for sale	50,126	5,827
Proceeds from calls, maturities and repayments of of securities available for sale	52,067	10,803
Purchases of securities available for sale	(32,777)	(10,157)
Purchase of Federal Home Loan Bank stock	(84)	(1,542)
Decrease in loans, net of payments received	33,336	65
Purchases of property and equipment	(206)	(404)

Net cash provided by investing activities	102,462	4,592

Cash flows from financing activities
Net increase in non-interest bearing deposits	8,012	479
Net increase (decrease) in interest bearing deposits	(41,453)	36,163
Decrease in other borrowings	(159)	(258)
Net decrease in federal funds payable	—	(30,100)
Proceeds from Federal Home Loan Bank advances	8,836	30,913
Purchase of common stock	—	(1,271)

Net cash provided by (used in) financing activities	(24,764)	35,926

Increase in cash and cash equivalents	88,266	53,689
Cash and cash equivalents at the beginning of the period	53,002	9,482

Cash and cash equivalents at the end of the period	$141,268	$63,171

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
(In thousands)	9/30/2009	9/30/2008
Reconciliation of net income to net cash provided by operating activities
Net income	$(55,369)	$(2,518)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	38,522	9,722
Depreciation and amortization expense	1,001	1,011
Restricted stock award expense	61	40
Stock option expense	54	52
Accretion of discount on investment securities	183	(119)
Amortization of premium on investment securities	—	11
Impairment of investment securities	387	—
Writedown of other real estate owned	2,499	1,322
Amortization of intangible assets	595	968
Impairment of intangible assets	3,997	—
Decrease in mortgages held for sale	385	1,035
Increase (decrease) in interest receivable	(120)	215
Decrease in interest payable	(739)	(1,434)
Decrease in real estate owned	4,354	5,137
(Increase) decrease in other assets	13,415	(1,756)
Increase (decrease) in other liabilities	1,343	(515)

Net cash provided by operating activities	$10,568	$13,171

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$12,668	$8,483
The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The condensed consolidated financial statements of the Corporation as of September 30, 2009 and 2008, and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The condensed consolidated balance sheet of the Corporation as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. The operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results of operations for the entire year.
The condensed consolidated financial statements as of September 30, 2009 and 2008, and for the three and nine month periods ended September 30, 2009 and 2008 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2008 Annual Report on Form 10-K.
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
Factors in the basic and diluted income (loss) per share calculation follow (in thousands, except share and per share data):

	Nine Months Ended
	9/30/2009	9/30/2008
Basic
Net income	$(55,369)	$(2,518)
Weighted average common shares	7,644,785	8,078,188
Basic earnings per common share	$(7.24)	$(0.31)
Diluted
Net income	$(55,369)	$(2,518)
Weighted average common shares outstanding for basic earnings per common share	7,644,785	8,078,188
Add: Dilutive effects of assumed exercise of stock options	—	—

Average shares and dilutive potential common shares	7,644,785	8,078,188

Dilutive earnings per common share	$(7.24)	$(0.31)
Stock options for 542,511 and 647,110 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2009 and 2008, respectively, because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

A. Accounting and Reporting Policies (con’t)
Effect of Newly Issued Accounting Standards
ASU No. 2009-05, Measuring Liabilities at Fair Value codified in “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”
In August 2009, this ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. We are currently assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.
ASU 2009-01 (formerly SFAS No. 168), Topic 105 — Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
ASU 2009-01 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have made the appropriate changes to GAAP references in our financial statements.
Accounting Standards Codification (ASC) 810 (formerly FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)
In June 2009, the FASB issued this guidance which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of ASC Topic 810-10 (formerly FIN 46(R)), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of that guidance. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are currently assessing the impact of this guidance on our financial condition, results of operations, and disclosures.

A. Accounting and Reporting Policies (con’t)
Effect of Newly Issued Accounting Standards
Accounting Standards Codification (ASC) 860 (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140)
This guidance amends the derecognition of accounting and disclosure guidance relating to ASC Topic 860-10. This guidance eliminates the exemption from consolidation for QSPEs. It also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with ASC 810. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are currently assessing the impact of this guidance on our financial condition, results of operations, and disclosures.
Accounting Standards Codification (ASC) 855 (formerly Statement No. 165), Subsequent Events
In May 2009, the FASB issued ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009. We adopted the provisions of ASC 855 and this change is reflected in Note H — Subsequent Events.
ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued ASC 825 which requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. ASC 825 is effective for interim and annual financial periods ending after June 15, 2009. We adopted the provisions of ASC 825 on April 1, 2009 and the impact on our disclosures is more fully discussed in Note F — Fair Value of Assets and Liabilities.

A. Accounting and Reporting Policies (con’t)
Effect of Newly Issued Accounting Standards
Earnings Per Share (EPS): (formerly FSP EITF 03-6-1), Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities.
In June 2008, the FASB issued ASC 260 which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. ASC 260 also provides guidance on how to allocate earnings to participating securities and compute EPS using the two-class method. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The provisions of ASC 260 did not have a material impact on our EPS calculation.

B. Securities Available For Sale
The amortized cost and fair value of securities available for sale are as follows (in thousands):

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored agency securities	$13,380	$46	—	$13,426
Mortgage backed securities	114	7	—	121

Totals	$13,494	$53	$—	$13,547

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored agency securities	$21,175	$226	$(2)	$21,399
Corporate bonds	13,185	54	(4)	13,235
Municipal securities	1,303	28	—	1,331
Mortgage backed securities	179	4	—	183
Money market mutual funds	48,000	—	—	48,000

Totals	$83,842	$312	$(6)	$84,148

The amortized cost and fair value of securities available for sale at September 30, 2009 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in less than one year	2,078	2,090
Due in one year through five years	11,302	11,336
Mortgage backed securities	114	121

Totals	$13,494	$13,547

The entire portfolio has a net unrealized gain of $53,000 at September 30, 2009. There were no unrealized losses on securities, available for sale at September 30, 2009. The Corporation does not hold or utilize derivatives.

B. Securities Available For Sale (con’t)
Sales of available for sale securities for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	For the Nine Months Ended
	9/30/2009	9/30/2008
Gross gains	$465	$9
Gross losses	—	—
Securities having a carrying value of $13,547,000 and $5,524,000 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure borrowings, time deposits and securities sold under agreements to repurchase.
The Corporation holds two single issuer trust preferred securities that are classified as securities held to maturity. The amortized cost and fair value of securities, held to maturity are listed below (in thousands):

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$363	$—	$—	$363

Totals	$363	$—	$—	$363

The contractual maturity of these securities are over five years.
The single issuer trust preferred securities were evaluated for other than temporary impairment by determining the strength of the underlying issuer and its ability to make the contractual principal and interest payments.
One issuer of a trust preferred security the Corporation holds is a bank holding company, headquartered in Michigan that owns commercial banks in several states. The Corporation received a third party valuation of this security and noted the cost basis exceeded the fair value of the security. Upon further analysis, the Corporation noted that the underlying issuer commenced deferral of interest payments on this trust preferred security for up to a period of five years. This issuer has been negatively impacted by the downturn in the economy and the asset quality issues that have impacted the financial services industry in the Michigan market. Various subsidiary banks held by this issuer have been downgraded to adequately-capitalized status as of quarter-end. The Corporation believes that based upon the continued deterioration of asset quality and regulatory capital ratio of this issuer results in an other-than-temporary impairment that is credit related. As a result, the Corporation recorded an other-than-temporary impairment charge of $387,000 through the income statement during the quarter ended September 30, 2009.

C. Loans and Allowance for Loan Losses
Major categories of loans included in the loan portfolio are as follows (in thousands):

	09/30/09	12/31/08	09/30/08
Consumer loans	$30,028	$31,864	$32,472
Commercial, financial, & other	154,358	164,740	162,828
Land development loans — residential property	44,997	54,323	56,878
Land development loans — non residential property	11,604	16,094	17,894
Commercial real estate construction — residential property	15,042	17,296	20,573
Commercial real estate construction — non residential property	20,445	25,322	30,145
Commercial real estate mortgages	539,200	571,204	565,365
Residential real estate mortgages	46,990	52,426	53,471

	862,664	933,269	939,626
Allowance for loan losses	(28,373)	(14,452)	(16,429)

	$834,291	$918,817	$923,197

The following is a summary of non-performing assets and problems loans (in thousands):

	09/30/09	12/31/08	09/30/08
Troubled debt restructuring — accruing	46,025	17,765	15,328
Over 90 days past due and still accruing	—	450	3,141
Non-accrual loans	58,866	51,708	51,342

Total non-performing loans	104,891	69,923	69,811
Real estate owned	11,684	9,657	8,343
Real estate in redemption	3,788	—	—
Other repossessed assets	—	—	—

Other non-performing assets	15,472	9,657	8,343

Total non-performing assets	$120,363	$79,580	$78,154

The increase in non-performing loans and net charge-offs during 2009 has been most significant in the land development and commercial real estate construction segments of the Bank’s loan portfolio. These loans comprise 11% of loans and 45% of non accrual loans at September 30, 2009. Management has implemented a strategy to decrease the amount of loans in these segments. These loans have decreased 19% during 2009, while the loan portfolio has declined by 8%.

C. Loans and Allowance for Loan Losses (con’t)
The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	17	$1,235
Commercial, financial, & other	47	8,638
Land development loans — residential property	19	14,485
Land development loans — non residential property	2	3,129
Commercial real estate construction — residential property	14	5,555
Commercial real estate construction — non residential property	2	3,067
Commercial real estate mortgages	42	20,467
Residential real estate mortgages	15	2,290

Total non-accrual loans	158	$58,866

The increase in non-accrual loans during the period was primarily due to the downgrading of 96 loans to non-accrual status for $33,598,000 and partially offset by net charge-offs of $24,601,000 and the transfer of 38 loans to other real estate for $12,668,000.
The following is an analysis of the allowance for loan losses (in thousands):

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	09/30/09	12/31/08	09/30/08
Balance, beginning of year	$14,452	$10,617	$10,617

Charge-offs:
Consumer loans	718	318	176
Commercial, financial & other	3,616	4,304	3,155
Land development loans — residential property	7,050	1,777	229
Land development loans — non residential property	3,999	—	—
Commercial real estate construction — residential property	1,270	1,635	58
Commercial real estate construction — non residential property	1,981	192	—
Commercial real estate mortgages	5,770	2,446	190
Residential real estate mortgages	691	296	188
Recoveries:
Consumer loans	171	19	16
Commercial, financial & other	247	117	61
Land development loans — residential property	42	33	—
Land development loans — non residential property	—	—	—
Commercial real estate construction — residential property	—	0	—
Commercial real estate construction — non residential property	—	3	—
Commercial real estate mortgages	27	21	5
Residential real estate mortgages	7	4	4

Net charge-offs (recoveries)	24,601	10,771	3,910

Provision for loan losses	38,522	14,606	9,722

Balance, end of period	$28,373	$14,452	$16,429

Allowance to total loans	3.29%	1.55%	1.75%

Allowance to nonperforming assets	23.57%	18.16%	21.02%

Net charge-offs to average loans	2.74%	1.14%	0.41%

C. Loans and Allowance for Loan Losses (con’t)
Net charge-offs of $19,408,000 or 79% of year-to-date net-charge-offs were based on current valuations of the underlying collateral during these challenging economic conditions. These valuations are as of a certain date and there is a possibility that the valuation of this collateral will improve as economic conditions improve.
A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the continuing decline in the first nine months of 2009 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during 2009, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area and these loans represent 79% of the Bank’s loan portfolio. These conditions have led to an increase in the Bank’s classified assets during 2009. Management has recognized this trend in our analysis of the allowance for loan losses at September 30, 2009. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions. If collateral values continue to decline, additions to the allowance for loan losses will be required and will have an adverse effect on the Corporation’s earnings through increases to the provision for loan losses.
The aggregate balance in impaired loans are as follows (in thousands):

	09/30/09	12/31/08	09/30/08
Impaired loans with no allocated allowance for loan losses	$114,226	$71,961	$35,771
Impaired loans with allocated allowance for loan losses	—	26,908	46,471

Total	$114,226	$98,869	$82,242

Amount of the allowance for loan loss allocated	$—	$5,273	$8,541
Regulatory requirements, documented in the discussion of Impaired Loans in the Glossary of the FFIEC Call Report Instructions dictate that any collateral deficiency on impaired loans that are collateral dependent must be immediately charged off. A collateral deficiency exists where the loan balance exceeds the value of the underlying collateral. As of September 30, 2009, the collateral deficiency of all collateral dependent impaired loans has been charged off.

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
There was no option activity during the nine months ended September 30, 2009. For the options outstanding at September 30, 2009, the range of exercise prices was $4.18 to $14.65 per share with a weighted-average remaining contractual term of 2.3 years. At September 30, 2009, options for 360,401 shares were exercisable at weighted average exercise price of $8.65 per share. There were no options exercised during the nine months ended September 30, 2009. There was no intrinsic value at September 30, 2009.
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
Stock Options Granted — Stock options were awarded to officers in 2005, 2006 and 2008. The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At September 30, 2009, there were stock options outstanding for 182,113 shares with a weighted average exercise price of $4.96 per share. At September 30, 2009, stock options for 67,877 shares were vested fully.
The Corporation recognized stock option compensation expense of $54,000 and $52,000 during the nine months ended September 30, 2009 and 2008, respectively. Compensation cost of $69,000 and $62,000 is expected to be recognized during 2009 and 2010, respectively.
Restricted Stock Grants — Restricted stock was awarded to officers in 2005, 2006 and 2008. The restricted stock is eligible to vest three years from grant date. Upon full vesting, restricted shares are transferred to common shares. At September 30, 2009, there were 41,530 shares of restricted stock outstanding.

D. Incentive Stock Plans (con’t)
The Corporation recognized restricted stock compensation expense of $60,000 and $40,000, respectively during the nine months ended September 30, 2009 and 2008, respectively. Compensation cost of $75,000 and $62,000 is expected to be recognized during 2009 and 2010, respectively.
E. Accumulated Other Comprehensive Income (Loss)
Other comprehensive loss components and related taxes for the nine months ended September 30, 2009 were as follows (in thousands):

Net unrealized gains on securities available for sale	$(255)
Tax effects	88

Other comprehensive loss	$(167)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2009 are as follows (in thousands):

Net unrealized gains on securities available for sale	$51
Tax effects	16

Other comprehensive income	$35

F. Fair Value of Assets and Liabilities
Effective January 1, 2008, the Corporation adopted ASC 820 ( formerly SFAS 157) “Fair Value Measurements” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 has been applied prospectively as of the beginning of 2008.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.

F. Fair Value of Assets and Liabilities (con’t)
Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Observable inputs may include available credit information and bond terms and conditions of similar securities, market spreads, cash flow analysis and market concensus prepayment speeds.

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
Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009, December 31, 2008 and September 30, 2008 (in thousands):

F. Fair Value of Assets and Liabilities ( con’t)

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 9/30/2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
US Government sponsored agency securities	$13,426	$—	$13,426	$—
Mortgage backed securities	121	—	121	—

Total securities, available for sale	$13,547	$—	$13,547	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 12/31/2008	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities, available for sale	$84,148	$48,000	$36,148	$0

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 9/30/2008	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities, available for sale	$2,520	$—	$2,520	$—
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
The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009, December 31, 2008 and September 30, 2008 (in thousands):

F. Fair Value of Assets and Liabilities ( con’t)

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 9/30/2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
Loans	$36,703	$—	$—	$36,703
Other real estate	$15,472	$—	$—	$15,472

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 12/31/2008	Fair Value	(Level 1)	(Level 2)	(Level 3)
Loans	$41,907	$—	$—	$41,907
Other real estate	$9,657	$—	$—	$9,657

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 9/30/2008	Fair Value	(Level 1)	(Level 2)	(Level 3)
Loans	$38,384	$—	$—	$38,384
Other real estate	$8,343	$—	$—	$8,343
The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

	At September 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$141,268	$141,268	$53,002	$53,002
Mortgage loans held for sale	1,449	1,471	1,834	1,861
Securities available for sale	13,547	13,547	84,148	84,148
Federal Home Loan Bank Stock	3,698	3,698	3,614	3,614
Loans, net	862,664	861,540	933,269	934,826
Accrued interest receivable	3,619	3,619	3,499	3,499

Liabilities:
Deposits	904,954	911,762	938,395	945,017
Securities sold under agreements to repurchase	2,302	2,302	2,461	2,461
Federal Home Loan Bank advances	73,855	74,911	65,019	66,390
Subordinated debentures	10,000	10,001	10,000	10,028
Accrued interest payable	956	956	1,695	1,695

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
G. Income Taxes
The federal tax provision consists of the following (in thousands):

	9/30/2009	12/31/2008
Current	$(3,330)	$(2,370)
Deferred	16,790	(14,117)

	$13,460	$(16,487)

G. Income Taxes (con’t)
Deferred tax assets and liabilities are due to the following at September 30, 2009 and December 31, 2008 (in thousands):

	9/30/2009	12/31/2008
Deferred tax assets
Allowance for loan losses	$7,657	$4,913
Net operating loss carryforward	6,327	—
Goodwill and other intangibles	12,743	11,877
Capital loss carryforward	251	251
Valuation allowance on capital loss carryforward	(251)	(251)
Non accrual interest income	80	92
Writedowns on other real estate owned	1,121	462
Amortization of deferred issue costs	79	81
Other	84	63

Gross deferred tax assets	28,091	17,488
Less: valuation allowance	(26,976)	—

Total net tax deferred assets	$1,115	$17,488

Deferred tax liabilities
Premises and equipment	(263)	(300)
Prepaid expenses	(301)	(259)
Unrealized losses on securities available for sale	(80)	(104)
Deferred loan fees and costs	(107)	(73)
Other	(364)	(66)

Total deferred tax liabilities	(1,115)	(802)

Net deferred tax asset	$—	$16,686

The increase in the deferred tax assets during 2009 is primarily due to net charge-offs during the period. These charge-offs are primarily due to the continued decline in the underlying value of our collateral and the accelerating decline during the second and third quarters of 2009 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during the first half of 2009, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. The goodwill and other intangible assets acquired during 2004 and 2007 are being amortized over 15 years for tax purposes and are tax deductible, but the goodwill is not being amortized for book purposes. The impairment of goodwill and partial impairment of other intangible assets generated a deferred tax asset of $13,464,000 during 2008.

G. Income Taxes (con’t)
The recoverability of the deferred tax asset, which is primarily due to the future deductability of goodwill, core deposit intangible and the allowance for loan losses, is contingent upon future taxable income. The Corporation does not believe that future income will support this deferred tax asset and therefore, recorded a valuation allowance in the amount of $26,976,000 at September 30, 2009.
There were no unrecognized tax benefits at December 31, 2008, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	9/30/2009	12/31/2008
Federal income tax rate	34%	34%
Effect of increase in deferred tax asset valuation allowance	(64%)	—%
Effect of capital loss carryforward valuation allowance	—%	—%
Other, net	(2%)	—%

Effective tax rate	(32%)	34%

The Corporation is no longer subject to examination by the Internal Revenue Service for years before 2007. As of September 30, 2009, the Corporation had approximately $18,600,000 of federal tax loss carryforward available to offset future federal income tax, which will begin to expire in 2029.
H. Capital and Operating Matters
Stockholders’ equity at September 30, 2009 was $47,890,000 compared to $103,311,000 as of December 31, 2008, a decrease of $55,421,000 or 54%. The decrease was due to the net loss of $55,369,000 during the nine months ended September 30, 2009. The net loss during the period reflected a non-cash charge of $3,997,000 to record the impairment of the remaining unamortized portion of intangible assets and a non-cash charge of $26,976,000 to record a valuation allowance for the entire amount of the net tax deferred asset. When these two non-cash charges are excluded, the net loss for the nine month period ended September 30, 2009 was $24,396,000. The decrease in net income excluding these non-cash charges during nine month period ended September 30, 2009 was primarily due to the increase in the provision for loan loss, the decline in net interest income due to the elevated levels of non-performing loans and the increased costs related to real estate owned.

H. Capital and Operating Matters (con’t)
The Corporation has experienced large net losses for the nine months ended September 30, 2009 due to the continued decline in economic conditions in Southeastern Michigan. The recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees have negatively affected the operating results even though the Corporation does not have any direct exposure to the automotive industry. Additionally, economic conditions have continued to erode the value of residential real estate and commercial real estate in the Bank’s market area causing write-downs in the loan and real estate owned portfolios further contributing to net losses. The impact of continuing net losses to the regulatory capital ratios is shown below. Based on the respective regulatory capital ratios, the Bank is considered to be undercapitalized at September 30, 2009 and to have been well capitalized at December 31, 2008.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total capital (to risk weighted assets)
Consolidated	69,161	7.78%	71,151	8.00%	N/A	N/A
Bank	67,163	7.57%	70,990	8.00%	88,737	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	57,855	6.51%	35,575	4.00%	N/A	N/A
Bank	55,857	6.29%	35,495	4.00%	53,242	6.00%
Tier 1 capital (to average assets)
Consolidated	57,855	5.69%	40,697	4.00%	N/A	N/A
Bank	55,857	5.50%	40,612	4.00%	50,765	5.00%

As of December 31, 2008
Total capital (to risk weighted assets)
Consolidated	107,962	10.69%	80,832	8.00%	N/A	N/A
Bank	105,568	10.47%	80,667	8.00%	100,834	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	95,310	9.43%	40,416	4.00%	N/A	N/A
Bank	92,941	9.22%	40,334	4.00%	60,501	6.00%
Tier 1 capital (to average assets)
Consolidated	95,310	8.88%	42,933	4.00%	N/A	N/A
Bank	92,941	8.69%	42,781	4.00%	53,476	5.00%

H. Capital and Operating Matters (con’t)
The capital ratios disclosed in the middle column of the table above are minimum requirements. Higher capital ratios may be required by federal and state bank regulators if warranted by the particular circumstances or risk profiles of specific institutions.
Applicable federal prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on its regulatory capital ratios, the Bank is undercapitalized at September 30, 2009. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.
In light of the Bank’s continued losses and capital position at September 30, 2009, it is reasonable to anticipate further regulatory enforcement action by the Bank’s regulators.
The Corporation needs to raise sufficient capital during 2009 and 2010 to return the Bank to well-capitalized status. Management is considering various sources of capital and estimates the need to raise between $50 million and $75 million in capital during 2009 and 2010. Given the current economic environment, there can be no assurance the Corporation will be able to raise the estimated capital needed. Additionally, if real estate values in the Corporation’s market area continue to decline, this will negatively impact the loan portfolio and values of other real estate owned. Additional declines in real estate values would result in the need for additional provision expense resulting in increased losses and further reducing the Corporation’s and the Bank’s capital.
Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, action by the regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements and raise substantial doubt about the Corporation’s ability to continue as a going concern.
I. Subsequent Events
On November 6, 2009, President Obama signed into law H.R. 3548: Worker, Home Ownership and Business Assistance Act of 2009. This legislation has extended the Net Operating Loss (“NOL”) carryback period for federal income tax from two years to five years for either 2008 or 2009 NOLs. In year five, the NOL carryback would be limited to 50 percent of a company’s taxable income. There would be no limit on the NOL carryback in years one, two, three and four.
As a result of this legislation, the Corporation, will record a $5,400,000 reimbursement receivable of income taxes paid and a one time federal income tax benefit which will increase capital by $5,400,000 during the fourth quarter of 2009.
Subsequent events have been evaluated through November 13, 2009, which is the date the financial statements were available to be issued.

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
Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies, trends in customer behavior as well as their ability to repay loans; actions by bank regulators; availability of capital; changes in local real estate values; changes in the national and local economy; and other factors, including risk factors disclosed in this report, the Corporation’s 2008 Annual Report on Form 10-K, or disclosed from time to time in other filings made by the Corporation with the Securities and Exchange Commission. These are representative of the Future Factors and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Company Overview
Dearborn Bancorp, Inc. was incorporated as a Michigan business corporation on September 30, 1992. The Corporation was formed to acquire all of the Bank’s issued and outstanding stock and to engage in the business of a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Act”).
Community Bank of Dearborn (the “Bank”), a Michigan banking corporation, commenced business on February 28, 1994 in Dearborn, Michigan. On April 30, 2007, Community Bank of Dearborn was renamed Fidelity Bank. Management believes that its new name, Fidelity Bank, represents a more accurate portrayal to our customers and prospects of the financial products and services offered by the Bank and the Bank’s market area.
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
In 2007, the Corporation acquired Fidelity Financial Corporation of Michigan (“Fidelity”), the holding company for Fidelity Bank, a commercial bank with seven offices in Oakland County, Michigan. The acquisition has significantly expanded the Bank’s presence in Oakland County, Michigan. Additionally, the Bank opened a full service banking office in Shelby Township, Michigan on April 30, 2007. The Bank currently operates seventeen banking offices in Wayne, Macomb, Oakland and Washtenaw Counties, Michigan.
The Bank has also formed two subsidiaries that offer additional or specialized services to the Bank’s customers. The Bank’s subsidiaries, their formation date and the type of services offered are listed below:

Date Formed	Name	Services Offered

August 1997	Community Bank Insurance Agency, Inc.	Limited insurance related activities

March 2002	Community Bank Audit Services, Inc.	Internal auditing and compliance
services for financial institutions
The date opened, branch location and branch type of each branch is listed on the following page:

Date Opened	Location	Type of office

February 1994	22290 Michigan Avenue	Full service retail branch with ATM
	Dearborn, Michigan 48123	Regional lending center

December 1995	24935 West Warren Avenue	Full service retail branch
Dearborn Heights, Michigan 48127

August 1997	44623 Five Mile Road	Full service retail branch with ATM
Plymouth, Michigan 48170

May 2001	1325 North Canton Center Road	Full service retail branch with ATM
Canton, Michigan 48187

December 2001	45000 River Ridge Drive	Regional lending center
Clinton Township, Michigan 48038

November 2002	19100 Hall Road	Full service retail branch with ATM
Clinton Township, Michigan 48038

February 2003	12820 Fort Street	Full service retail branch with ATM
Southgate, Michigan 48195

May 2003	3201 University Drive, Suite 180	Full service retail branch
Auburn Hills, Michigan 48326

October 2004	450 East Michigan Avenue	Full service retail branch with ATM
Saline, Michigan 48176

October 2004	250 West Eisenhower Parkway	Full service retail branch with ATM
	Ann Arbor, Michigan 48103	Regional lending center

October 2004	2180 West Stadium Blvd.	Full service retail branch with ATM
Ann Arbor, Michigan 48103

December 2004	1360 Porter Street	Loan production office
	Dearborn, Michigan 48123	Regional lending center

January 2007	1040 E. Maple	Full service retail branch with ATM
	Birmingham, Michigan 48009	Regional lending center

January 2007	3681 W. Maple	Full service retail branch with ATM
Bloomfield Township, Michigan 48301

January 2007	30700 Telegraph	Full service retail branch with ATM
Bingham Farms, Michigan 48025

January 2007	20000 Twelve Mile Road	Full service retail branch with ATM
Southfield, Michigan 48076

January 2007	200 Galleria Officenter	Full service retail branch with ATM
Southfield, MI 48076

April 2007	7755 23 Mile Road	Full service retail branch with ATM
Shelby Township, Michigan 48075
The branch office located at 2180 West Stadium Blvd. in Ann Arbor, Michigan was closed on October 19, 2009.

The Corporation has realized substantial asset growth from the formation of the Corporation through December 31, 2008. Historically, the Bank’s growth has been realized through the growth of the loan portfolio. More specifically, the expansion of our commercial banking department has been a primary element in the Bank’s asset growth through December 31, 2007. The Corporation’s growth since its inception has been funded primarily by deposits. During 2009, the Corporation’s total assets have declined due to management of the Bank’s non-performing assets and the liquidation of the Bank’s participation in a wholesale money market deposit program.
The Corporation and the Bank are subject to regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet the various capital requirements can trigger regulatory action that could have a direct material effect on the financial statements. At September 30, 2009, the Bank is not in compliance with applicable regulatory capital requirements. The capital ratios of the Corporation and the Bank as of December 31, 2008 and September 30, 2009 are disclosed under the heading “Capital” below.
Due to losses experienced during 2008 and the first nine months of 2009, the Bank’s capital position has declined to “undercapitalized”, as defined by the Federal Deposit Insurance Corporation (‘FDIC”) Regulation Part 325.103, at September 30, 2009 from “well-capitalized” at December 31, 2008. The Corporation needs to raise sufficient capital during 2009 and 2010 to return the Bank to well-capitalized status. Management is considering various sources of capital and estimates that it needs to raise between $50 million and $75 million in capital during 2009 and 2010.
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

The Corporation recorded a net loss of $40,045,000 and $55,369,000 for the three and nine month periods ended September 30, 2009, respectively. The net loss recorded during the three and nine month periods includes the recording of non-cash charges of $26,976,000 and $3,997,000. The non-cash charge for $26,976,000 represents the recording of a valuation allowance for the entire amount of the Corporation’s deferred tax asset at September 30, 2009. The recording of this valuation allowance was necessary due to the uncertainty of the amount of the Corporation’s net operating loss carry forward that is eligible for utilization during the carry forward period due to the projected level of the Corporation’s taxable income during that period. This valuation allowance is discussed further in Management’s Discussion and Analysis under the heading of “Other Assets”. The non-cash charge of $3,997,000 resulted from the recording of an impairment charge on the Bank’s intangible assets that writes off those intangible assets in their entirety. The impairment of intangible assets is discussed further in Management’s Discussion and Analysis under the heading of “Other Intangible Assets”.
The primary factor affecting net income after excluding these non-cash charges was the recording of $14,185,000 and $38,522,000 to the provision for loan loss for the three and nine month periods ended September 30, 2009. The provision for loan loss was due to net charge-offs of $8,233,000 and $24,600,000 for the three and nine month periods ended September 30, 2009, respectively and the continued deterioration in the underlying collateral of the Bank’s non-performing assets. Another significant factor was the cost related to real estate owned, which included defaulted loan expense of $1,827,000 and $3,514,000 and write-downs to real estate owned of $639,000 and $2,499,000 during the three and nine month periods ended September 30, 2009, respectively.
Results of Operations
The Corporation reported a net loss of ($40,045,000) for the three month period ended September 30, 2009, compared to net income of $1,420,000 for the same period in 2008, a decrease of $41,465,000. The Corporation reported a net loss of ($55,369,000) for the nine month period ended September 30, 2009, compared to a net loss of ($2,518,000) for the same period in 2008, a decrease of $52,851,000. The net loss during the three and nine month periods reflected a non-cash charge of $3,997,000 to record the impairment of the remaining unamortized portion of intangible assets and a non-cash charge of $26,976,000 to record a valuation allowance for the entire amount of the net tax deferred asset. When these two non-cash charges are excluded, the net loss for the three month period ended September 30, 2009 was ($9,072,000), compared to net income of $1,420,000, a decrease of $10,492,000. When these two non-cash charges are excluded, the net loss for the nine month period ended September 30, 2009 was ($24,396,000), compared to a net loss of ($2,518,000), a decrease of $21,878,000. The decrease in net income excluding these non-cash charges during the three and nine month periods ended September 30, 2009 was primarily due to the increase in the provision for loan loss, the decline in net interest income due to the elevated levels of non-performing loans and the increased costs related to real estate owned.

Net Interest Income
2009 Compared to 2008. As noted on the two charts on the following pages, net interest income for the three and nine month periods ended September 30, 2009 was $7,826,000 and $22,880,000, compared to $8,250,000 and $24,587,000 for the same periods ended September 30, 2008, a decrease of $423,000 or 5% for the three month period and $1,706,000 or 7% for the nine month period. This decrease was caused primarily by the decreasing spread between interest earning assets and interest bearing liabilities. The Corporation’s interest rate spread was 2.93% and 2.71% for the three and nine month periods ended September 30, 2009 compared to 2.95% and 2.89% for the same periods in 2008. The Corporation’s interest rate margin was 3.24% and 3.05% for the three and nine month periods ended September 30, 2009 compared to 3.41% and 3.40% for the same periods in 2008. The decline in the Corporation net interest spread and net interest margin was primarily due to the decline in the Bank’s yield on earning assets, which was primarily due to the impact of the increasing amount of non-performing loans.
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

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$66,331	$76	0.45%	$1,227	$2	0.65%
Federal funds sold	4,315	2	0.28%	4,482	22	1.95%
Investment securities, available for sale	11,532	33	1.14%	11,389	97	3.39%
Loans	876,205	13,135	5.95%	944,262	14,742	6.21%

Sub-total earning assets	958,383	13,246	5.48%	961,360	14,863	6.15%
Other assets	59,937			80,792

Total assets	$1,018,320			$1,042,152

Liabilities and stockholders’ equity
Interest bearing deposits	$757,236	$4,806	2.52%	$738,640	$5,764	3.10%
Other borrowings	86,213	614	2.83%	82,894	849	4.07%

Sub-total interest bearing liabilities	843,449	5,420	2.55%	821,534	6,613	3.20%
Non-interest bearing deposits	84,211			83,784
Other liabilities	2,095			2,885
Stockholders’ equity	88,565			133,949

Total liabilities and stockholders’ equity	$1,018,320			$1,042,152

Net interest income		$7,826			$8,250

Net interest rate spread			2.93%			2.95%

Net interest margin on earning assets			3.24%			3.41%

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$60,304	$273	0.61%	$540	$3	0.74%
Federal funds sold	6,335	15	0.32%	3,722	59	2.11%
Investment securities, available for sale	40,724	467	1.53%	12,055	315	3.48%
Loans	896,849	40,231	6.00%	946,278	45,910	6.46%

Sub-total earning assets	1,004,212	40,986	5.46%	962,595	46,287	6.41%
Other assets	56,628			81,778

Total assets	$1,060,840			$1,044,373

Liabilities and stockholders’ equity
Interest bearing deposits	$805,701	$16,262	2.70%	$722,926	$18,666	3.44%
Other borrowings	76,596	1,843	3.22%	98,424	3,034	4.11%

Sub-total interest bearing liabilities	882,297	18,105	2.74%	821,350	21,700	3.52%
Non-interest bearing deposits	81,669			83,418
Other liabilities	2,040			2,938
Stockholders’ equity	94,834			136,667

Total liabilities and stockholders’ equity	$1,060,840			$1,044,373

Net interest income		$22,881			$24,587

Net interest rate spread			2.71%			2.89%

Net interest margin on earning assets			3.05%			3.40%

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

	Three Months Ended			Nine Months Ended
	September 30, 2009/2008			September 30, 2009/2008
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$75	$(1)	$74	$270	$ (—)	$270
Federal funds sold	—	(19)	(19)	(11)	(33)	(44)
Investment securities, available for sale	—	(64)	(64)	267	(115)	152
Loans	(978)	(629)	(1,607)	(3,508)	(2,171)	(5,679)

Total earning assets	$(903)	$(713)	$(1,616)	$(2,982)	$(2,319)	$(5,301)

Liabilities
Interest bearing deposits	$109	$(1,067)	$(958)	$284	$(2,688)	$(2,404)
Other borrowings	24	(259)	(235)	(751)	(440)	(1,191)

Total interest bearing liabilities	$133	$(1,326)	$(1,193)	$(467)	$(3,128)	$(3,595)

Net interest income			$(423)			$(1,706)

Net interest rate spread			(0.02)%			(0.17)%

Net interest margin on earning assets			(0.17)%			(0.35)%

Provision for Loan Losses
2009 Compared to 2008. The provision for loan losses was $14,185,000 and $38,522,000 for the three and nine month periods ended September 30, 2009, compared to $90,000 and $9,722,000 for the same periods in 2008, an increase of $14,095,000 or 15,661% for the three month period and $28,800,000 or 296% for the nine month period. The increase is primarily due to net charge-offs of $24,600,000 during the nine month period and the continued deterioration of the underlying collateral for the Bank’s non-performing loans, which are primarily due to the decline in economic conditions in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during 2009, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during 2009. Management has recognized this trend in our analysis of the allowance for loan losses at September 30, 2009.
Regulatory requirements, documented in the discussion of Impaired Loans in the Glossary of the FFIEC Call Report Instructions, dictate that any collateral deficiency on impaired loans that are collateral dependent must be immediately charged off. A collateral deficiency exists where the loan balance exceeds the value of the underlying collateral. As of September 30, 2009, the collateral deficiency of all collateral dependent impaired loans has been charged off.
Net charge-offs of $19,408,000 or 79% of year-to-date net charge-offs were based on current valuations of the underlying collateral during these challenging economic conditions. These valuations are as of a certain date and there is a possibility that the valuation of this collateral will improve as economic conditions improve.

The provision for loan losses for the three and nine month periods ended September 30, 2009 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions.
Non-interest Income (Loss)
2009 Compared to 2008. Non-interest loss was ($600,000) and ($843,000) for the three and nine month periods ended September 30, 2009, compared to non-interest income of $319,000 and $375,000 for the same periods in 2008. The decrease in non-interest income was primarily due to the write-down and loss on the sale of other real estate during 2009 and the impairment on a held to maturity security.
When these transactions related to other real estate and securities are excluded, non-interest income for the three and nine month periods ended September 30, 2009 amounts to $580,000 and $1,735,000 compared to $535,000 and $1,595,000 during the same period in 2008, an increase of $45,000 or 8% for the three month period and $140,000 or 9% for the nine month period. This increase is primarily caused by the increase in other income.
Non-interest Expense
2009 Compared to 2008. Non-interest expense was $11,810,000 and $25,424,000 for the three and nine month periods ended September 30, 2009, compared to $6,312,000 and $18,978,000 for the same periods in 2008, an increase of $5,498,000 or 87% for the three month period and $6,446,000 or 34% for the nine month period. Non-interest expense for the three and nine month periods ended September 30, 2009 includes a non-cash charge of $3,997,000 from the recording of an impairment charge on the entire remaining balance of the Bank’s intangible assets. When this non-cash charge is excluded from non-interest expense, non-interest expense amounts to $7,813,000 and $21,427,000 for the three and nine month periods ended September 30, 2009, compared to $6,312,000 and $18,978,000 for the same periods in 2008, an increase of $1,501,000 or 24% for the three month period and $2,449,000 or 13% for the nine month period.
The increase was primarily due to defaulted loan expense and the FDIC assessment. Defaulted loan expense amounted to $1,827,000 and $3,514,000 during the three and nine month periods ended September 30, 2009 compared to $483,000 and $1,429,000 during the same periods in 2008, an increase of $1,344,000 or 278% for the three month period and $2,085,000 or 146% for the nine month period. This increase in defaulted loans expense was primarily due to the payment of property taxes, insurance, legal expenses and maintenance in 2009 for real estate owned.

The FDIC assessment amounted to $672,000 and $1,853,000 during the three and nine month periods ended September 30, 2009 compared to $174,000 and $522,000 during the same periods in 2008, an increase of $498,000 or 286% for the three month period and $1,331,000 or 255% for the nine month period. The increase in the FDIC assessment was due to the payment of a special assessment announced by the FDIC during the second quarter of 2009 and the increased level of the Bank’s assessment in the third quarter of 2009 due to the decline in the capitalization level to adequately capitalized during the second quarter of 2009. The Bank’s FDIC assessment is expected to increase in the fourth quarter of 2009 as the Bank’s capitalization level has declined further to undercapitalized.
Salaries and employee benefits amounted to $3,159,000 and $9,657,000 for the three and nine month periods ended September 30, 2009, compared to $3,413,000 and $9,906,000 for the same period in 2008, a decrease of $254,000 or 7% for the three month period and a decrease of $249,000 or 3% for the nine month period. As of September 30, 2009, the number of full time equivalent employees was 201 compared to 214 as of September 30, 2008.
Income Tax Provision
2009 Compared to 2008. Income tax expense was $21,276,000 for the three month period ended September 30, 2009, compared to $747,000 for the same period in 2008, an increase of $20,529,000. Income tax expense was $13,460,000 for the nine months ended September 30, 2009, compared to an income tax benefit of ($1,220,000) for the same period in 2008, an increase of $14,680,000. Income tax expense for the three and nine month periods ended September 30, 2009 included a non-cash charge of $26,976,000 that was due to the recording of a valuation allowance for the entire amount of the Corporation’s net tax deferred asset. When this non-cash charge is excluded, the income tax benefit for the three and nine month periods ended September 30, 2009 is ($5,700,000) and ($13,516,000) compared to income tax expense of $747,000 for the three month period in 2008 and an income tax benefit of ($1,220,000) for the nine month period in 2008, a decrease of $6,447,000 for the three month period and $12,296,000 for the nine month period. The decrease in income tax provision (benefit) is due to the decline in taxable income.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008
Assets. Total assets at September 30, 2009 were $1,042,337,000 compared to $1,121,918,000 at December 31, 2008, a decrease of $79,581,000 or 7%. The decrease was primarily due to decreases in securities, available for sale and loans and partially offset by the increases in cash and cash equivalents.
Federal Funds Sold. Total federal funds sold at September 30, 2009 were $6,206,000 compared to $4,455,000 at December 31, 2008, an increase of $1,751,000 or 39%. The increase in federal funds is the result of normal fluctuations in overnight operating balances that are carried at various correspondent banks.
Interest bearing deposits with banks. Total interest bearing deposits with banks at September 30, 2009 were $117,732,000 compared to $36,876,000 at December 31, 2008, an increase of $80,856,000 or 219%. The increase is primarily due to the Bank’s decision to retain excess funds with the Federal Reserve Bank to improve our liquidity and capital position. Interest bearing deposits with banks consists primarily of overnight deposits with the Federal Reserve Bank, business accounts with other correspondents banks and time deposits from other banks. These time deposits are fully insured and mature in less than twelve months.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2009 were $1,449,000 compared to $1,834,000 at December 31, 2008, a decrease of $385,000 or 21%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at September 30, 2009 were $13,547,000 compared to $84,148,000 at December 31, 2008, a decrease of $70,601,000 or 84%. The decrease is the result of the utilization of funds from the sale of securities, available for sale to liquidate a wholesale money market program.
Please refer to Note B of the Notes to Condensed Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized gain of $53,000 at September 30, 2009. The unrealized gain, net of tax is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $3,698,000 at September 30, 2009, compared to $3,614,000 at December 31, 2008, an increase of $84,000 or 2%. The increase was due to the purchase of Federal Home Loan Bank stock, subsequent to the initiation of an additional Federal Home Loan Bank advance.
Loans. Total loans at September 30, 2009 were $862,664,000 compared to $933,269,000 at December 31, 2008, a decrease of $70,605,000 or 8%. The decrease was primarily due to net charge-offs of $24,600,000, the transfer of loans in the amount of $12,668,000 to other real estate and loans paid off during the period. Major categories of loans included in the loan portfolio are as follows (in thousands):

	09/30/09	12/31/08	09/30/08
Consumer loans	$30,028	$31,864	$32,472
Commercial, financial, & other	154,358	164,740	162,828
Land development loans — residential property	44,997	54,323	56,878
Land development loans — non residential property	11,604	16,094	17,894
Commercial real estate construction — residential property	15,042	17,296	20,573
Commercial real estate construction — non residential property	20,445	25,322	30,145
Commercial real estate mortgages	539,200	571,204	565,365
Residential real estate mortgages	46,990	52,426	53,471

	862,664	933,269	939,626
Allowance for loan losses	(28,373)	(14,452)	(16,429)

	$834,291	$918,817	$923,197

The following is a summary of non-performing assets and problems loans (in thousands):

	09/30/09	12/31/08	09/30/08
Troubled debt restructuring — accruing	46,025	17,765	15,328
Over 90 days past due and still accruing	—	450	3,141
Non-accrual loans	58,866	51,708	51,342

Total non-performing loans	104,891	69,923	69,811

Real estate owned	11,684	9,657	8,343
Real estate in redemption	3,788	—	—
Other repossessed assets	—	—	—

Other non-performing assets	15,472	9,657	8,343

Total non-performing assets	$120,363	$79,580	$78,154

The increase in non-performing loans was largely due to the increase in loans that qualify as troubled debt restructuring, which amounted to $46,025,000 and $17,765,000 at September 30, 2009 and December 31, 2008, respectively. These loans qualified as troubled debt restructuring primarily due to the temporary change in payment type from principal and interest to interest only or the renewal of interest reserves when current loan to value ratios were outside of our loan policy. All loans categorized as troubled debt restructuring at September 30, 2009 are in compliance with their modified terms, with the exception of one loan amounting to $544,000 that was thirty days past due. The specific allowance of loans categorized as troubled debt restructuring was $0 and $375,000 at September 30, 2009 and December 31, 2008, respectively.
The increase in non-performing loans and net charge-offs during 2009 has been most significant in the land development and commercial real estate construction segments of the Bank’s loan portfolio. These loans comprise 11% of loans and 45% of non accrual loans at September 30, 2009. Management has implemented a strategy to decrease the amount of loans in these segments. These loans have decreased 19% during 2009, while the loan portfolio has declined by 8%.

Management has identified substandard loans over $500,000. These loans are individually discussed by management and strategies are developed and implemented to manage these loans most effectively.
Non-accrual loans at September 30, 2009 were $58,866,000, compared to $51,708,000 at December 31, 2008. The increase in non-accrual loans during the period was primarily due to the downgrading of 96 loans to non-accrual status for $33,598,000 and partially offset by net charge-offs of $24,601,000 and the transfer of 38 loans to other real estate for $12,668,000.
The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	17	$1,235
Commercial, financial, & other	47	8,638
Land development loans — residential property	19	14,485
Land development loans — non residential property	2	3,129
Commercial real estate construction — residential property	14	5,555
Commercial real estate construction — non residential property	2	3,067
Commercial real estate mortgages	42	20,467
Residential real estate mortgages	15	2,290

Total non-accrual loans	158	$58,866

Allowance for Loan Losses. The allowance for loan losses was $28,373,000 at September 30, 2009 compared to $14,452,000 at December 31, 2008, an increase of $13,921,000 or 96%. The increase was primarily due to net charge-offs of $24,600,000 and the continuing deterioration of the underlying collateral of the Bank’s non-performing loans. Regulatory requirements, documented in the discussion of Impaired Loans in the Glossary of the FFIEC Call Report Instructions dictate that any collateral deficiency on impaired loans that are collateral dependent must be immediately charged off. A collateral deficiency exists where the loan balance exceeds the value of the underlying collateral. As of September 30, 2009, the collateral deficiency of all collateral dependent impaired loans has been charged off.
Net charge-offs of $19,408,000 or 79% of year-to-date net-charge-offs were based on current valuations of the underlying collateral during these challenging economic conditions. These valuations are as of a certain date and there is a possibility that the valuation of this collateral will improve as economic conditions improve.

A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the continuing decline in the first nine months of 2009 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during 2009, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area and these loans represent 79% of the Bank’s loan portfolio. These conditions have led to an increase in the Bank’s classified assets during 2009. Management has recognized this trend in our analysis of the allowance for loan losses at September 30, 2009. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions. If collateral values continue to decline, additions to the allowance for loan losses will be required and will have an adverse effect on the Corporation’s earnings through increases to the provision for loan losses.
The following is an analysis of the allowance for loan losses (in thousands):

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	09/30/09	12/31/08	09/30/08
Balance, beginning of year	$14,452	$10,617	$10,617

Charge-offs:
Consumer loans	718	318	176
Commercial, financial & other	3,616	4,304	3,155
Land development loans — residential property	7,050	1,777	229
Land development loans — non residential property	3,999	—	—
Commercial real estate construction — residential property	1,270	1,635	58
Commercial real estate construction — non residential property	1,981	192	—
Commercial real estate mortgages	5,770	2,446	190
Residential real estate mortgages	691	296	188
Recoveries:
Consumer loans	171	19	16
Commercial, financial & other	247	117	61
Land development loans — residential property	42	33	—
Land development loans — non residential property	—	—	—
Commercial real estate construction — residential property	—	0	—
Commercial real estate construction — non residential property	—	3	—
Commercial real estate mortgages	27	21	5
Residential real estate mortgages	7	4	4

Net charge-offs (recoveries)	24,601	10,771	3,910

Provision for loan losses	38,522	14,606	9,722

Balance, end of period	$28,373	$14,452	$16,429

Allowance to total loans	3.29%	1.55%	1.75%

Allowance to nonperforming assets	23.57%	18.16%	21.02%

Net charge-offs to average loans	2.74%	1.14%	0.41%

Premises and Equipment. Bank premises and equipment at September 30, 2009 were $20,477,000 compared to $21,272,000 at December 31, 2008, a decrease of $795,000 or 4%. The decrease is primarily due to depreciation during the period.

Other Real Estate. Other real estate at September 30, 2009 was $15,472,000 compared to $9,657,000 at December 31, 2008, an increase of $5,815,000 or 60%. The distribution of other real estate by property type is listed below (in thousands):

	Number of
Property Type	Properties	Amount
Single Family Homes	33	$3,987
Condominium	1	1,001
Vacant Land	10	4,847
Commercial	6	4,297
Office/Retail	3	1,340

Total	53	$15,472

Other real estate is comprised of real estate owned of $11,684,000 and real estate in redemption status of $3,788,000. Nine properties with a book value of $2,320,000 are currently generating rental income.
Other intangible assets. Other intangible assets were $0 at September 30, 2009 compared to $4,592,000 at December 31, 2008.
The Bank originally recorded intangible assets for the estimated value of core deposit accounts and borrower relationships acquired in the acquisitions of the Bank of Washtenaw and Fidelity. The intangible values represent the present value of the net revenue streams attributable to these intangibles.
The Bank recorded amortization expense for intangible assets of $595,000 and impairment expense for intangible assets of $3,997,000 during the nine months ended September 30, 2009. The impairment to the core deposit intangibles was primarily due to the erosion of core deposits at a faster rate than anticipated and the transfer of core deposits to time deposits. The impairment of the customer relationship intangible is primarily due to the migration of loans at a more rapid rate than expected and the impact of current economic conditions on the loan portfolio.

The components of amortization expense of intangible assets and impairment expense of intangible assets for the nine months ended September 30, 2009 were as follows (in thousands):

	2009
	Amortization of	Impairment of
	Intangible Assets	Intangible Assets
Core deposit intangible from acquisition of:
Bank of Washtenaw	$33	$231
Fidelity Financial Corporation of Michigan	312	2,181

Total core deposit intangible	$345	$2,412

Borrower relationship intangible from acquisition of :
Bank of Washtenaw	$43	$275
Fidelity Financial Corporation of Michigan	207	1,310

Total borrower relationship intangible	$250	$1,585

Total intangible assets	$595	$3,997

Accrued Interest Receivable. Accrued interest receivable at September 30, 2009 was $3,619,000 compared to $3,499,000 at December 31, 2008, an increase of $120,000 or 3%. The increase was primarily due to increases in the accrued interest receivable on loans.
Other Assets. Other assets at September 30, 2009 were $8,153,000 compared to $21,483,000 at December 31, 2008, a decrease of $13,330,000 or 62%. The decrease was due to the recording of a valuation allowance on the entire amount of the Corporation’s net deferred tax asset. The recording of this valuation allowance was necessary due to the uncertainty of the amount of the Corporation’s net operating loss carry forward that is eligible for utilization during the carry forward period due to the level of the Corporation’s taxable income during that period.
Deposits. Total deposits at September 30, 2009 were $904,954,000 compared to $938,395,000 at December 31, 2008, a decrease of $33,441,000 or 4%. The following is a summary of the distribution of deposits (in thousands):

	09/30/09	12/31/08	09/30/08
Non-interest bearing:
Demand	$89,329	$81,317	$84,073

Interest bearing:
Checking	$88,820	$103,774	$91,122
Money market	75,962	163,611	81,274
Savings	45,665	54,164	60,893
Time, under $100,000	291,314	211,109	194,530
Time, $100,000 and over	313,864	324,420	347,377

	815,625	857,078	775,196

Total deposits	$904,954	$938,395	$859,269

The decrease in deposits was primarily due to the decrease in municipal and brokered time deposits during a period of decreasing interest rates and the accelerated liquidation of a wholesale money market deposit program by management. Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on transaction accounts.

The Bank has implemented a strategy to utilize retail deposits as the primary funding for the Bank’s growth. Public funds and secured borrowings are also utilized as funding sources. The mix of these sources is determined by the Bank’s Asset and Liability Committee. The Bank has designated a public funds officer to coordinate and manage efforts to utilize public funds and brokered deposits. Public funds consist of interest checking and time deposits of local governmental units. They are the result of strong relationships between the Bank and the communities in the Bank’s marketing area and are considered by the Bank to be core deposits.
Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $36,044,000, $97,997,000 and $101,977,000 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
The following is a summary of the distribution of municipal deposits (in thousands):

	09/30/09	12/31/08	09/30/08
Interest bearing checking	$3,968	$4,283	$2,083
Time, $100,000 and over	7,451	38,999	77,578

Total municipal deposits	$11,419	$43,282	$79,661

Securities Sold Under Agreement to Repurchase. Securities sold under agreements to repurchase at September 30, 2009 were $2,302,000 compared to $2,461,000 at December 31, 2008, a decrease of $159,000 or 6%. These repurchase agreements are secured by securities owned by the Bank.
Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $73,855,000 at September 30, 2009 compared to $65,019,000 at December 31, 2008, an increase of $8,836,000 or 14%. The increase was due to the initiation of an additional FHLB advance during the period.
Accrued Interest Payable. Accrued interest payable at September 30, 2009 was $956,000 compared to $1,695,000 at December 31, 2008, a decrease of $739,000 or 44%. The decrease was primarily due to the decreasing volume and cost of deposits.
Other Liabilities. Other liabilities at September 30, 2009 were $2,380,000 compared to $1,037,000 at December 31, 2008, an increase of $1,343,000 or 130%. The increase was primarily due to the increase in the accrued premium for deposit insurance to the FDIC during the period.

Subordinated Debentures. Subordinated debentures were $10,000,000 at September 30, 2009 and December 31, 2008. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. Debt issue costs of $300,000 have been entirely amortized. During the third quarter of 2009, the Corporation elected to defer regularly scheduled quarterly interest payments on the Corporation’s subordinated debentures. The terms of the subordinated debentures allow for the deferral of regularly scheduled quarterly interest payments for up to twenty consecutive quarters.
Capital
Stockholders’ equity at September 30, 2009 was $47,890,000 compared to $103,311,000 as of December 31, 2008, a decrease of $55,421,000 or 54%. The decrease was due to the net loss of $55,369,000 during the nine months ended September 30, 2009. The net loss during the period reflected a non-cash charge of $3,997,000 to record the impairment of the remaining unamortized portion of intangible assets and a non-cash charge of $26,976,000 to record a valuation allowance for the entire amount of the net tax deferred asset. When these two non-cash charges are excluded, the net loss for the nine month period ended September 30, 2009 was $24,396,000. The decrease in net income excluding these non-cash charges during nine month period ended September 30, 2009 was primarily due to the increase in the provision for loan loss, the decline in net interest income due to the elevated levels of non-performing loans and the increased costs related to real estate owned.
The Corporation has experienced large net losses for the nine months ended September 30, 2009 due to the continued decline in economic conditions in Southeastern Michigan. The recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees have negatively affected the operating results even though the Corporation does not have any direct exposure to the automotive industry. Additionally, economic conditions have continued to erode the value of residential real estate and commercial real estate in the Bank’s market area causing write-downs in the real estate owned portfolio further contributing to net losses. The impact of continuing net losses to the regulatory capital ratios is shown below. Based on the respective regulatory capital ratios, the Bank is considered to be undercapitalized at September 30, 2009 and to have been well capitalized at December 31, 2008.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total capital (to risk weighted assets)
Consolidated	69,161	7.78%	71,151	8.00%	N/A	N/A
Bank	67,163	7.57%	70,990	8.00%	88,737	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	57,855	6.51%	35,575	4.00%	N/A	N/A
Bank	55,857	6.29%	35,495	4.00%	53,242	6.00%
Tier 1 capital (to average assets)
Consolidated	57,855	5.69%	40,697	4.00%	N/A	N/A
Bank	55,857	5.50%	40,612	4.00%	50,765	5.00%

As of December 31, 2008
Total capital (to risk weighted assets)
Consolidated	107,962	10.69%	80,832	8.00%	N/A	N/A
Bank	105,568	10.47%	80,667	8.00%	100,834	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	95,310	9.43%	40,416	4.00%	N/A	N/A
Bank	92,941	9.22%	40,334	4.00%	60,501	6.00%
Tier 1 capital (to average assets)
Consolidated	95,310	8.88%	42,933	4.00%	N/A	N/A
Bank	92,941	8.69%	42,781	4.00%	53,476	5.00%
The capital ratios disclosed in the middle column of the table above are minimum requirements. Higher capital ratios may be required by federal and state bank regulators if warranted by the particular circumstances or risk profiles of specific institutions.
Applicable federal prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on its regulatory capital ratios at September 30, 2009, the Bank is undercapitalized. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.

Among other things, the Bank must prepare a detailed, written capital restoration plan, specifying the steps the Bank and the Corporation will take to bring the Bank’s capital ratios back into compliance with minimum applicable capital ratios. The plan must also include a statutorily-required guarantee of the Bank’s performance of the plan by its sole shareholder, the Corporation, which guarantee may require assurances, such as a pledge of the Corporation’s assets. The capital restoration plan must be submitted for approval to the Bank’s federal bank regulator, the FDIC.
A failure by the Bank timely to submit an acceptable capital restoration plan, or to perform in any material respect the terms of an approved capital restoration plan, would subject the Bank to all of the additional regulatory measures applicable to significantly undercapitalized institutions. Those measures include, in certain circumstances and among other things, requiring combination of the Bank with another depository institution or divestiture of the Bank by the Corporation.
Without the prior approval of the FDIC, the Bank is prohibited from paying any dividend, or making any other capital distribution to, the Corporation. The Bank is also forbidden to pay any management fee to the Corporation. These restrictions may materially adversely affect the cash flow of the Corporation.
Any proposed addition of any individual to the board of directors of the Corporation or the Bank, or the proposed employment of any individual as a senior executive officer of either, is subject to 30 days’ prior written notice to, and the absence of disapproval by, the FDIC. Moreover, an application to, and approval by, the FDIC will be required before the Bank may (i) enter into any agreement with any current or former director, officer, employee, or shareholder of the Bank or the Corporation (or any other current or former institution affiliated party of either) for a golden parachute payment or excess nondiscriminatory severance pay plan or arrangement (within the meaning of applicable FDIC regulations), or (ii) make any golden parachute payments or excess nondiscriminatory severance pay plan payments to any such persons.
In addition, unless consistent with an approved capital restoration plan and accompanied by a proportionate improvement in its capital ratios which will allow it to become adequately capitalized in a reasonable time, the Bank may not permit any increase, from quarter to quarter, in its average total assets. Further, unless the FDIC has approved its capital restoration plan, the Bank is implementing that plan, and the FDIC finds the proposed action is consistent with the plan, the Bank may not, directly or indirectly, acquire any company, depository institution or additional branch office, or engage in any new line of business.
The Bank is also prohibited from accepting funds obtained, directly or indirectly, by or through any deposit broker. Further, the Bank may not accept employee benefit plan deposits.
In light of the Bank’s continued losses and capital position at September 30, 2009, it is reasonable to anticipate further regulatory enforcement action by the bank regulators.

The Corporation needs to raise sufficient capital during 2009 and 2010 to return the Bank to well-capitalized status. Management is considering various sources of capital and estimates the need to raise between $50 million and $75 million in capital during 2009 and 2010. Given the current economic environment, there can be no assurance the Corporation will be able to raise the estimated capital needed. Additionally, if real estate values in the Corporation’s market area continue to decline, this will negatively impact the loan portfolio and values of other real estate owned. Additional declines in real estate values would result in the need for additional provision expense resulting in increased losses and further reducing the Corporation’s and the Bank’s capital.
Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, action by the regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements and raise substantial doubt about the Corporation’s ability to continue as a going concern.

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

Different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, and thus changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. Additionally, the gap analysis does not consider many factors as banking interest rates move. While the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates.
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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2009, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$6,206	$—	$—	$—	$6,206
Interest bearing deposits with Banks	109,734	5,028	2,970	—	117,732
Mortgage loans held for sale	1,449	—	—	—	1,449
Securities available for sale	0	3,089	10,458	363	13,910
Federal Home Loan Bank stock	3,698	—	—	—	3,698
Total loans, net of non-accrual	184,182	97,643	488,096	33,878	803,799

Total earning assets	305,269	105,760	501,524	34,241	946,794

Interest bearing liabilities
Total interest bearing deposits	346,086	442,199	27,078	262	815,625
Federal Home Loan Bank advances	29,000	15,084	29,771	—	73,855
Other Borrowings	2,302	—	—	—	2,302
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	387,388	457,283	56,849	262	901,782

Net asset (liability) funding gap	(82,119)	(351,523)	444,675	33,979	$45,012

Cumulative net asset (liability) funding gap	$(82,119)	$(433,642)	$11,033	$45,012

Liquidity. Liquidity refers to readily available funds to meet the needs of borrowers and depositors. Levels of liquidity are closely monitored in conjunction with loan funding requirements and deposit outflows. Adequate liquidity protects institutions from raising funds under duress at excessive expense and provides a necessary cushion for occasional unpredictable aberrations in demand. While adequate liquidity is imperative, excessive liquidity in lower yielding cash investments or other easily marketable assets reduces potential interest income. Thus, an appropriate balance must be maintained to protect the institution and at the same time, prudently maximize income opportunities. Sources of liquidity include federal funds sold, securities available for sale, loan repayments, core deposits, Federal Home Loan Bank advances and a federal funds purchase credit facility. Liquidity is continually measured and discussed. When liquidity and funding projections indicate that liquidity levels are not adequate to meet the current or projected liquidity needs of the Bank, management intends to make adjustments to improve the liquidity position.
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
During the third quarter of 2009, the Corporation elected to defer regularly scheduled quarterly interest payments on the Corporation’s subordinated debentures for the purpose of supplementing holding company liquidity. The terms of the subordinated debentures allow for the deferral of regularly scheduled quarterly interest payments for up to twenty consecutive quarters. The deferral of interest on the subordinated debentures will result in a corresponding annual deferral of distributions on the trust preferred securities of approximately $500,000, based on current interest rates.
The Corporation is currently considering other alternatives to further supplement holding company liquidity, which has decreased primarily due to the Corporation’s repurchase of common stock. One alternative that is being considered is the financing or sale/leaseback of two office buildings that are owned by the Corporation. A decision on the financing or sale/leaseback of the two office buildings that are owned by the Corporation has not been reached at this time.

The following tables provide information about the Bank’s contractual obligations and commitments at September 30, 2009 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Securities sold under agreements to repurchase	$2,302	$—	$—	$—	$2,302
Certificates of deposit	577,838	26,162	1,178	—	605,178
Long-term borrowings	44,084	19,500	10,271	—	73,855
Lease commitments	731	597	36	—	1,364
Subordinated debentures	—	—	—	10,000	10,000

Totals	$624,955	$46,259	$11,485	$10,000	$692,699

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than	1-3	3-5	Over 5
	1 Year	Years	Years	Years	Total
Unused loan commitments	$63,667	$11,706	$6,696	$9,146	$91,215
Standby letters of credit	1,431	1,500	—	—	2,931

Totals	$65,098	$13,206	$6,696	$9,146	$94,146

Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2009.
Internal Controls Over Financial Reporting — There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
In addition to the risk factors disclosed in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008, the following risk factors may affect the Corporation’s business, financial condition or results of operations. All of the risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because they could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy the Corporation’s common stock, you should know that investing in the common stock involves risks, including the risks described in the Corporation’s annual report and described below. The risks highlighted here and in the Corporation’s annual report are not the only ones the Corporation faces. If the adverse matters referred to in any of the risk factors actually occurs, the Corporation’s business, financial condition or operations could be adversely and materially affected. In that case, the trading price of the Corporation’s common stock could decline, and you may lose all or part of your investment.
The Corporation may not be able to meet federal regulatory requirements regarding the restoration of capital of the Bank.
As of September 30, 2009, the Bank is “undercapitalized” by regulatory capital standards. As a result, the Bank will be required to prepare a detailed, written capital restoration plan, specifying the steps the Bank and the Corporation will take to bring the Bank’s capital ratios back into compliance with minimum applicable capital ratios. The plan must also include a statutorily-required guarantee of the Bank’s performance of the plan by its sole shareholder, the Corporation, which guarantee may require assurances, such as a pledge of the Corporation’s assets. The capital restoration plan must be submitted to the Bank’s federal bank regulator, the FDIC, for approval.
The Bank’s ability to submit a capital restoration plan that will be acceptable to the FDIC, and the Bank’s ability to comply with the requirements of such a plan, are uncertain. Although the Corporation is actively considering alternatives for raising capital, no adequate and satisfactory source of additional capital has been found. The Corporation’s ability to raise additional capital is significantly restricted by several factors, and there is a meaningful possibility the Corporation will not be successful in raising additional capital and meeting the regulatory requirements.
If the Bank fails to submit an acceptable capital restoration plan or if the Bank and the Corporation are unable to comply with any plan that is accepted by the FDIC, it is likely the FDIC would take increasingly severe actions against the Bank which could, in extreme circumstances, lead to a seizure of the Bank’s assets and a liquidation or other closure of the Bank.

The Bank’s capital may not be sufficient to support the risk inherent in its loan portfolio.
The Bank maintains capital as a means of absorbing losses resulting from the Bank’s operations. The recent losses incurred by the Bank have significantly depleted the Bank’s capital, resulting in the Bank being considered “undercapitalized” pursuant to regulatory capital standards. Among other things, a continuing decline in the collectability of the Bank’s loans, a continuing decline in the value of the collateral supporting those loans, or both, would require the Bank to increase its allowance for loan and lease losses, which would further deplete existing capital. Because of the difficult economic conditions in the areas where the Bank operates, it is reasonable to assume the Bank will continue to incur operating losses. The Bank’s current capital may be insufficient to absorb future operating losses and, unless the Bank is successful in raising additional capital or taking other steps meaningfully to reduce the risk in its loan portfolio, this lack of capital is likely to have a material adverse effect on the Corporation’s business, results of operations, and financial condition and, in extreme circumstances, could result in the closure or liquidation of the Bank.
The Bank will be subject to higher deposit insurance premiums as a result of its capital position.
     As a member of the FDIC, the Bank pays assessments to the FDIC quarterly for insurance of the deposits of its customers to the extent and in the manner set forth in the Federal Deposit Insurance Act, as amended, and regulations of the FDIC. The amount of the deposit insurance assessment is determined by multiplying an assessment rate, established for each institution by the FDIC on a risk-adjusted basis, times the institution’s assessment base, as determined from its quarterly report of condition. The risk-adjustment to the assessment rate involves the assignment by the FDIC of each insured institution to one of four risk categories, which reflect the institution’s capital position and supervisory evaluations. An initial assessment rate is determined on the basis of the assigned risk category, and then adjusted further (either up or down) for other characteristics of the institution, including outstanding unsecured and secured debt, and for some institutions, reliance on brokered deposits. The resulting total assessment rates currently may range from 7-24 basis points for well-capitalized banks having the best supervisory evaluations, to 40-77.5 basis points for banks presenting the greatest risk to the Deposit Insurance Fund (“DIF”) of the FDIC. The assessment rate range possible for an undercapitalized institution such as the Bank currently extends from a low of 27-58 basis points to a high of 40-77.5 basis points. The FDIC has uniformly increased the annual assessment rates for all insured institutions by 3 basis points, effective January 1, 2011.

The Bank may be required to pay additional insurance assessments to the FDIC in 2009 for its federal deposit insurance.
     Like all insured banks, on June 30, 2009, the Bank was required to pay a special deposit insurance assessment to the FDIC (beyond the risk-based assessments published for 2009) because insured institution failures resulting from deterioration in banking and economic conditions have adversely impacted the DIF of the FDIC and reduced its reserve ratio. The special assessment paid by the Bank was $459,000. On September 29, 2009, the FDIC published a proposed rule permitting the FDIC to require the prepayment, on December 30, 2009, of deposit insurance premiums for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 (the “Prepayment Period”), in addition to the payment of the assessment for the third quarter of 2009, which is due on that date. On November 12, 2009, the FDIC board of directors adopted the proposed rule, with some modifications. Under the final rule, absent an exemption, each insured institution, including the Bank, would be required to prepay assessments for the Prepayment Period, with such amounts to be applied against its regular quarterly risk-based insurance assessment liability during the Prepayment Period. Any excess prepayment amounts remaining after collection by the FDIC of amounts due it on June 30, 2013, will be returned to the prepaying institution. The final rule provides that the FDIC on its own initiative may exempt from the prepayment requirement any institution for which the FDIC determines that prepayment would adversely affect the safety and soundness of the institution. The FDIC will give an institution notice of such exemption by November 23, 2009. Any institution so exempted may apply to the FDIC for withdrawal of the exemption and permission to make the prepayment. In addition, the rule permits any institution to apply, on or before December 1, 2009, for an exemption from the prepayment requirement if prepayment would significantly impair the institution’s liquidity, or would otherwise create extraordinary hardship. An application for exemption shall be deemed denied unless the FDIC notifies the applying institution by December 15, 2009, either that (i) the institution is exempt, or (ii) the FDIC has postponed determination until no later than January 14, 2010, in which cases the institution will not be required to make the prepayment on December 30, 2009. If the FDIC ultimately denies a postponed application, the due date for payment of the required prepayment by the applying institution will be no less than 15 days after the date of notice of the denial. Adoption of the rule does not preclude the FDIC from making further changes to assessment rates or the insurance assessment system at any time during the Prepayment Period or thereafter. Based on current information, the Bank estimates that the deposit insurance assessment prepayment amount it will be required to pay on December 30, 2009 will be approximately $7,350,000. Given the special assessment imposed on June 30, 2009, and the required prepayment of assessments under the final rule, the Corporation anticipates that FDIC deposit insurance assessments will have a significantly greater impact upon operating expenses in 2009 than they did in 2008.
Further deterioration of the real estate market and the economy would further materially adversely affect the Corporation’s business, liquidity and financial results.
The Bank’s loan portfolio is concentrated in loans secured by commercial real estate. As a result, the significant downturn in the real estate market has had a substantial negative effect on the Bank’s business and has contributed to increased levels of delinquent and non-accruing assets, charge-offs and loss reserves. These events, if they continue or worsen, will have a further material adverse effect on the business, financial condition and results of operation of the Bank and the Corporation.

A segment of the Bank’s loans are construction loans which involve the additional risk that a project may not be completed, increasing the risk of loss.
Approximately 11% of our real estate loan portfolio as of September 30, 2009 was comprised of construction and land development loans. Repayment of such loans is dependent upon the successful completion of the construction project, on time and within budget, and the successful sale of the completed project. If a borrower is unable to complete a construction project or if the marketability of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan. Further deterioration in any of the real estate markets the Bank serves is likely to further damage the marketability of these projects; as a result, the Bank may incur further loan losses which will adversely affect its results of operations.
The Bank may not pay any capital distribution or management fees to the Corporation.
Without the prior approval of the FDIC, the Bank is prohibited from paying any dividend, or making any other capital distribution to, the Corporation. The Bank is also forbidden to pay any management fee to the Corporation. These restrictions may materially adversely affect the cash flow of the Corporation.
Because the Bank is undercapitalized, its ability to accept certain types of deposits is limited, which may adversely affect its business, liquidity and financial results.
The Bank is prohibited from accepting funds obtained, directly or indirectly, by or through any deposit broker. The Bank currently has substantial amounts of such deposits. There can be no assurance that the Bank will be able to replace such brokered deposits from other sources. Further, the Bank may not accept employee benefit plan deposits. These restrictions may adversely affect the Bank’s ability to continue to fund its assets at current levels.
The Bank’s ability to grow, to offer new products, or to engage in new lines of business, is subject to regulatory restrictions.
Unless consistent with an approved capital restoration plan and accompanied by a proportionate improvement in its capital ratios which will allow it to become adequately capitalized in a reasonable time, the Bank may not permit any increase, from quarter to quarter, in its average total assets. Further, unless the FDIC has approved its capital restoration plan, the Bank is implementing that plan, and the FDIC finds the proposed action is consistent with the plan, the Bank may not, directly or indirectly, acquire any company, depository institution or additional branch office, or engage in any new line of business.
The Bank’s allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect its results of operations. Additional loan losses will likely occur in the future and may occur at a rate greater than the Bank has experienced to date.

As a lender, the Bank is exposed to the risk that its loan customers may not repay their loans according to their terms and that the collateral or guarantees securing those loans may be insufficient to assure repayment. The Bank’s current allowance may not be sufficient to cover future loan losses. The Bank may experience significant loan losses that could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, which are regularly reevaluated. In determining the size of the allowance, management relies on assessments of relevant factors, including loan growth, if any, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions. If the assumptions, judgments or assessments prove to be incorrect, the current allowance may not be sufficient. The Bank may have to make additional adjustments in its allowance for the remainder of 2009, and possibly beyond, in the event of further deterioration in the local real estate markets and the national or local economies. In addition, federal regulators periodically evaluate the adequacy of the Bank’s allowance and may require it to increase its provision for loan and lease losses or recognize further loan charge-offs based on judgments different than those of the Bank’s management. Any further increase in the allowance or loan charge-offs could have a material adverse effect on the Bank’s results of operations. In addition, the Bank may be subject to further regulatory action as a result of the quality of its loan portfolio and its overall allowance for loan losses.
If the Corporation fails to meet the continued listing requirements of the Nasdaq Global Market, its common stock could be delisted.
The Corporation’s common stock is listed on the Nasdaq Global Market. As a Nasdaq Global Market listed company, it is required to comply with the continued listing requirements of the Nasdaq Marketplace Rules to maintain its listing status. Among these continued listing requirements is the requirement that the Corporation’s common stock maintain a minimum closing bid price of at least $1.00 per share. Recently, the Corporation’s common stock has generally traded below the minimum closing bid price requirement under the Nasdaq Marketplace Rules. If the closing bid price for the Corporation’s common stock falls below $1.00 for 30 consecutive trading days, Nasdaq is expected to deliver a deficiency letter to the Corporation for failing to meet this continued listing requirement and require compliance with this requirement within 180 days after the deficiency unless another extension is permitted under the Nasdaq Marketplace Rules. If the Corporation is unable to regain compliance with Nasdaq continued listing requirements the common stock will be delisted.
Delisting from the Nasdaq Global Market could reduce the ability of investors to purchase or sell the Corporation’s common stock as quickly and as inexpensively as they have done historically and could subject transactions in the Corporation’s securities to the penny stock rules. Furthermore, failure to obtain listing on another market or exchange may make it more difficult for traders to sell the Corporation’s securities. Broker-dealers may be less willing to make a market in the Corporation’s securities. Not maintaining a listing on a major stock market or exchange may result in a material decline in the market price of the Corporation’s common stock due to a decrease in liquidity and reduced interest by institutions and individuals in investing in the Corporation’s securities. Delisting could also make it more difficult for the Corporation to raise capital in the future.

ITEM 6.	EXHIBITS

Exhibit 3(a)	Articles of Incorporation of Registant

Exhibit 3(b)	By-Laws of the Registrant, As Amended, were filed as Exhibit 3(b) to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

DEARBORN BANCORP, INC.
FORM 10-Q (continued)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dearborn Bancorp, Inc.
(Registrant)
/s/ John E. Demmer

John E. Demmer
Chairman
/s/ Michael J. Ross

Michael J. Ross
President and Chief Executive Officer
/s/ Jeffrey L. Karafa

Jeffrey L. Karafa
Treasurer and Chief Financial Officer
Date: November 16, 2009

DEARBORN BANCORP, INC.
FORM 10-Q (continued)
Exhibit Index

Exhibit	Description

3(a)	Articles of Incorporation, As Amended

3(b)	By-Laws of the Registrant, As Amended were filed as Exhibit 3(b) to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.