Form 10-K
period 2009-12-31
DEARBORN BANCORP INC /MI/
filed 2010-03-31
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 000-24478.
DEARBORN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3073622

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1360 Porter Street, Dearborn, MI	48124

(Address of principal executive office)	(Zip code)
(313) 565-5700

(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	The Nasdaq Stock Market, LLC
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☑
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, was approximately $11,579,499.
As of March 31, 2010, 7,687,470 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2009 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 18, 2010, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

Form 10-K Signatures
Exhibit Index
2009 Annual Report to Stockholders
Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Rule 13a-14(a) CEO Certification
Rule 13a-14(a) CFO Certification
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906
Consent Order, dated February 12, 2010

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
Business of the Bank
          Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. The Bank, through its main office, branch offices and regional lending centers, emphasizes and offers highly personalized service to its customers. A listing of office locations is set forth under the caption “Fidelity Bank Locations” in the 2009 Annual Report to Stockholders and is incorporated herein by reference.
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

Business Strategy
          Maintain High Quality Operations. Since commencing operations, excellent customer service and strong underwriting of potential borrowers has been emphasized. We will continue to emphasize high asset quality and offer superior customer service. We will focus on improving loan quality by utilizing commercial lenders and loan workout professionals to manage our loan portfolio. We believe that the demographics and growth characteristics within the communities we serve should also provide significant opportunities for us to improve our loan and deposit relationships at our existing offices.
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
          Maintain Strong Level of Capital. A Bank’s level of capitalization is a primary factor in the level of the regulatory pressures faced by financial institutions. We should maintain sufficient levels of capital to be categorized as “Well-Capitalized”. When capital levels fall below this level due to business conditions, management will take actions necessary to improve capital levels. Maintenance of the level of capital required to be categorized as “well-capitalized” provides management with the flexibility to take advantage of business opportunities, reduces the cost of FDIC deposit insurance and limits regulatory restrictions.
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
          Focus on Commercial Real Estate Lending. While we offer a full range of consumer and commercial loan products, our primary lending focus will continue to be providing local businesses with loans secured by owner-occupied real estate. Typically, we seek commercial real estate lending relationships with customers borrowing from $500,000 to $4 million. Although our legal lending limit was approximately $23 million as of December 31, 2009, our Board of Directors has set our current in-house lending limit at $6 million. Our in-house limit accommodates the vast majority of lending opportunities we encounter. If local businesses have credit needs beyond the scope of our in-house lending capacity, we may participate out a portion of the credit with other financial institutions in order to accommodate our customers’ needs. As of December 31, 2009, commercial real estate loans comprised 74% of our loan portfolio.

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
          Our market area represents a significant banking market in the State of Michigan. According to the FDIC, total deposits in Wayne (excluding the City of Detroit), Macomb, Washtenaw, and Oakland Counties, including those of banks and thrifts, were approximately $79.7 billion as of June 30, 2009, which accounted for approximately 48.7% of the total deposit market share in the State of Michigan and has increased approximately 57.8% from $50.5 billion in deposits as of June 30, 2000.
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
          Community Club. At inception, the Bank established a “Community Club” which has become an important marketing tool to increase the Bank’s total deposits. The Community Club is targeted at individuals over the age of 50. As of December 31, 2009, the Community Club had over 6,200 members who accounted for total deposits of $609.7 million, or 70% of the Bank’s total deposits.
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

          Business Financial Services. The Bank’s business marketing efforts are directed by senior management, including Michael J. Ross, Warren R. Musson and Jeffrey J. Wolber. Lee Freeland as Vice President of Sales Administration is responsible for administering and coordinating the retail business development efforts of the Bank.
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
          In addition to its marketing program, the Bank’s officers maintain contact with existing customers, local attorneys, accountants and other representatives in the local community that may be in a position to refer business to the Bank. The Bank also encourages and supports its officers and employees to join and participate in various community organizations and events.
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
          The Bank, as a result of its secondary market operations, is able to offer a variety of loan products that serve the needs of first time home buyers. Customers desiring to construct new homes are able to obtain financing as a result of the Bank’s construction loan program that is offered in addition to the permanent loan. Non-conforming loans, which include larger residential loans, are also provided through the Bank’s secondary marketing efforts. The Bank also provides loans that it holds in its own portfolio on those transactions that evidence satisfactory credit quality and income but are unable to be sold in the secondary market for various reasons. The Bank does not originate sub-prime mortgages for its portfolio.
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
          The loan policy also limits the amount of funds that may be loaned against specified types of collateral including: listed securities with a share price greater than $10 — not greater than 80% loan to value; listed securities with a share price less that or equal to $10 — not greater than 50% loan to value; U.S. Government securities — not greater than 90% loan to value; Municipal securities — not greater that 80% loan to value; and insured bank deposits — not greater than 100% loan to value. As to loans secured principally by real estate, the policy complies with the FIRREA Act of 1989 regarding appraisals of the property offered as collateral by licensed independent appraisers. The loan policy also provides general guidelines as to collateral, provides for environmental reviews, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank’s lending business.

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
          Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans generally are secured by all of the assets of the borrower, a personal guaranty of the owners and have an interest rate plus a margin tied to the Fidelity Bank prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans are usually written with a five-year maturity and are amortized over a fifteen to twenty-year period. Commercial real estate loans may have an interest rate that is fixed to maturity or float with a margin over the prime rate or another index. All loans typically contain a pre-payment premium and many floating rate loans contain interest rate floors to protect the Bank’s net interest margin.
          We evaluate all aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of management, products, markets, cash flow, capital, income and collateral. The analysis includes a review of historical and projected financial results. Appraisals are normally obtained by licensed independent appraisers who are well known to us on transactions involving real estate and, in some cases, equipment.
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
          The Bank has established a Special Assets Group within the Lending Department. This group consists of a Group Manager and several workout officers. These professionals are responsible for the management of non-performing loans and the disposal of non-performing assets. Additionally, the Bank has formed a Special Assets Committee that meets bi-weekly. This Committee consists of the Head of Lending, Head of Credut and the Special Assets Manager. This Committee discusses the status of these non-performing assets and strategies and actions concerning these assets that would further the Bank’s interests.
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
          As further discussed below, we have developed a risk rating system that is applied to our commercial loan portfolio. Loans rated 5 or 6 are deemed “Criticized”, while loans rates 7 or higher are deemed “Classified”. Classified loans with a balance of $500,000 or greater that are classified as non-accrual are considered to be impaired, as defined by ASC 310-40 (formerly known as SFAS 114). A collateral analysis is performed on these loans to determine if the collateral is sufficient to secure these loans. If there is a collateral shortfall, the loan is charged down to the level of the collateral value. If applicable, portions of our allowance are assigned to individual loans based on this analysis.
          Loans classified as Troubled Debt Restructuring (“TDR loans”)are also classified as impaired loans. A TDR loan occurs when a borrower is granted a temporary concession to enable the borrower to fulfill the debt service obligations with the Bank. Once the term of the TDR loan has concluded, the loan will return to its previous contractual terms. These loans are analyzed on a cash flow or collateral value basis to determine if an allocation in the allowance for loan losses is necessary. If necessary, portions of our allowance are assigned to individual TDR loans based on this analysis.
          Commercial loans not classified as impaired,homogeneous mortgage and consumer loans are provided for in the allowance for loan losses computation by allocations based upon loan grade and type. These allocations include consideration of a variety of objective and subjective factors including our historical loss experience, delinquent status, the purpose and size of the loan, its collateral type, the current economic environment and other business factors and trends that we believe impact the ability of our borrowers to repay their obligations.

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
          Generally, our Bank classifies as “substandard” all loans that are delinquent more than 90 days and non-accruing, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.
          The aggregate amounts of our Bank’s criticized and classified assets at December 31, 2009, and December 31, 2008 were as follows (dollars in thousands):

		December 31,	December 31,
	Rating	2009	2008

Watch credit	5	$75,306	$47,969
Special mention	6	64,987	44,540
Substandard	7	135,017	80,992
Doubtful	8	6,520	—
Loss	9	—	—

Total classified assets		$281,830	$173,501

          Criticized and classified assets increased $47.7 million and $60.5 million, respectively, during the year ended December 31, 2009. The economic slowdown in our market area has resulted in an increase in the number and dollar amount of classified loans. At December 31, 2009, criticized and classified assets had a specific allocation of the allowance to loan losses of $10.7 million.

          The following table reflects the amount of loans in delinquent status as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,	December 31,
	2009	2008
Loans delinquent
30 to 89 days delinquent	$9,714	$7,049
90 or more days and still accruing	—	450
Non-accruing	49,341	51,708

Total delinquent loans	$59,055	$59,207

Ratio of total delinquent loans to total loans	7.09%	6.34%
The increase in non-accruing loans during the year ended December 31, 2009 is primarily due to downgrading 101 loans with a balance of $34,695,000 to non-accrual status. The primary cause of the increase in non-accruing loans is primarily related to the Bank’s commercial and commercial real estate loans as well as loans financing the development and construction of residential property. During 2009, our local markets were significantly impacted by the unprecedented bankruptcy filings of two major automobile manufacturers during the second quarter of 2009. While the Corporation had no direct exposure to these entities, these bankruptcy filings, subsequent shutdown of production for several months and the resulting employee layoffs has had a devastating impact on the general economic conditions in Southeastern Michigan during 2009. This downturn in economic activity has continued to worsen the condition of the residential real estate market during 2009 as well as to significantly impact the Bank’s commercial and commercial real estate mortgage portfolios. This downturn has also led to a significant decline in collateral values of all types of real property. The adverse impact on our loan portfolio is expected to continue. We continue to work to collect these loans as they are all secured by real estate which we believe will have significant value, even in liquidation.
The distribution of loans downgraded to non-accrual status during 2009 (dollars, in thousands) is as follows:

	Number of
	Loans	Balance

Consumer Loans	12	$787
Commercial Loans	31	8,375
Land Development — Residential	10	5,740
Land Development — Non Residential	2	1,548
Commercial Construction Loans — Residential	9	3,230
Commercial Construction Loans — Non Residential	3	3,559
Commercial Mortgage Loans	25	9,672
Residential Mortgages Loans	9	1,785

Loans downgraded to non-accrual status	101	$34,695

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
Employees
          As of December 31, 2009, the Bank had 204 employees, including 70 officers and 134 customer service, operations and other support persons. Management believes that the Bank’s relations with its employees are excellent.
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
          A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report to Stockholders and is incorporated herein by reference.
Consent Order
          Due to our financial condition, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”) required that our board of directors sign a formal enforcement action (“Consent Order”) with the FDIC and OFIR which conveys specific actions needed to address certain findings from their examination and to address our current financial condition. While management disagreed with a number of conclusions of the exam and was disappointed with the management of the exam, the Bank’s Management Team and Board of Directors agreed to the stipulations of the Consent Order. On February 12, 2010, the Bank received this an executed copy of this Consent Order, which became effective February 22, 2010. The stipulations of this Consent Order include the following:
•	Completion of a senior management study by an independent consultant

•	Plans for the reduction of delinquencies and classified assets

•	Plans for lending and collection policies

•	Plans for the reduction of loan concentrations

•	The revision and implementation of a comprehensive strategic plan

•	The revision of its Liquidity Plan and the submission of weekly liquidity reports to the FDIC and OFIR

          The Consent Order also includes a capital directive, which requires us to achieve and maintain tier 1 capital as a percentage of total assets of 9% or higher and total capital as a percentage of risk-weighted assets of 12% or higher within 120 days from the effective date of the order. These ratios are in excess of the statutory minimums to be well-capitalized. The Bank submitted a Capital Restoration Plan (“CRP”) to the FDIC and OFIR on December 15, 2009, due to our undercapitalized status based on our September 30, 2009 regulatory report of condition and income. The CRP addresses, among other things, the steps management will take to cause our capital levels to return to the minimum level to be adequately capitalized.
          Our bank is currently undercapitalized. Failure to meet the minimum ratios set forth in the Consent Order could result in regulators taking additional enforcement action against us.
Executive Officers of the Corporation and Bank
Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.
John E. Demmer, 86
Chairman of the Board, Dearborn Bancorp, Inc. and Fidelity Bank
Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc since 1999.
Michael J. Ross, 59
President and Chief Executive Officer, Dearborn Bancorp, Inc.
President and Chief Executive Officer, Fidelity Bank
President and Chief Executive Officer of the Corporation since 2003. President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.
Jeffrey L. Karafa, 45
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
          As of December 31, 2009, the Bank is “undercapitalized” by regulatory capital standards. As a result, the Bank has submitted a detailed, written Capital Restoration Plan, specifying the steps the Bank and the Corporation will take to bring the Bank’s capital ratios back into compliance with minimum applicable capital ratios. The plan must also include a statutorily-required guarantee of the Bank’s performance of the plan by its sole shareholder, the Corporation, which guarantee may require assurances, such as a pledge of the Corporation’s assets. The Capital Restoration Plan has been be submitted to the Bank’s federal bank regulator, the FDIC, for approval.
          The Bank’s ability to comply with the requirements of the Capital Restoration Plan that was submitted, are uncertain. Although the Corporation is actively considering alternatives for raising capital, no adequate and satisfactory source of additional capital has been found. The Corporation’s ability to raise additional capital is significantly restricted by several factors, and there is a meaningful possibility the Corporation will not be successful in raising additional capital and meeting the regulatory requirements.
          We are currently under a Consent Order which includes a capital directive that requires the Bank to have and maintain its level of tier 1 capital as a percentage of total assets (capital ratio) at a minimum of 9% and its level of qualifying total capital as a percentage of risk-weighted assets (total risk-based capital ratio) at a minimum of 12% . These ratios are in excess of the statutory minimums to be well-capitalized. At December 31, 2009, the Bank’s capital ratio was 5.10% and the Bank’s total risk-based capital ratio was 7.19%. Additionally, the Bank is prohibited from declaring or paying any cash dividends without prior consent of the FDIC.
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
          As a member of the FDIC, the Bank pays assessments to the FDIC quarterly for insurance of the deposits of its customers to the extent and in the manner set forth in the Federal Deposit Insurance Act, as amended, and regulations of the FDIC. The amount of the deposit insurance assessment is determined by multiplying an assessment rate, established for each institution by the FDIC on a risk-adjusted basis, times the institution’s assessment base, as determined from its quarterly report of condition. The risk-adjustment to the assessment rate involves the assignment by the FDIC of each insured institution to one of four risk categories, which reflect the institution’s capital position and supervisory evaluations. An initial assessment rate is determined on the basis of the assigned risk category, and then adjusted further (either up or down) for other characteristics of the institution, including outstanding unsecured and secured debt, and for some institutions, reliance on brokered deposits. The resulting total assessment rates currently may range from 7-24 basis points for well-capitalized banks having the best supervisory evaluations, to 40-77.5 basis points for banks presenting the greatest risk to the Deposit Insurance Fund (“DIF”) of the FDIC. The assessment rate range possible for an undercapitalized institution such as the Bank currently is 40-77.5 basis points. The FDIC has uniformly increased the annual assessment rates for all insured institutions by 3 basis points, effective January 1, 2011.

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
          Approximately 10% of our real estate loan portfolio as of December 31, 2009 was comprised of construction and land development loans. Repayment of such loans is dependent upon the successful completion of the construction project, on time and within budget, and the successful sale of the completed project. If a borrower is unable to complete a construction project or if the marketability of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan. Further deterioration in any of the real estate markets the Bank serves is likely to further damage the marketability of these projects; as a result, the Bank may incur further loan losses which will adversely affect its results of operations.
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
Because the Bank is less than well-capitalized, its ability to accept certain types of deposits is limited, which may adversely affect its business, liquidity and financial results.
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
          Unless consistent with an approved capital restoration plan and accompanied by a proportionate improvement in its capital ratios, the Bank may not permit any increase, from quarter to quarter, in its average total assets. Further, unless the FDIC finds the proposed action is consistent with the capital restoration plan, the Bank may not, directly or indirectly, acquire any company, depository institution or additional branch office, or engage in any new line of business.
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
          Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At December 31, 2009, commercial real estate loans totaled $615 million, or 74% of our total loan portfolio. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2009 fiscal year and that remain unresolved.
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
Item 3. Legal Proceedings
          From time to time, the Corporation and its subsidiaries are parties to legal proceedings incidental to their business. At December 31, 2009, there were no legal proceedings which management anticipates would have a material adverse effect on the results of operations or financial position of the Corporation.
Item 4. Reserved
          No matters were submitted to a vote of security holders during the fourth quarter of 2009.
PART II
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters
          The information required by this item appears in the Corporation’s 2009 Annual Report to Stockholders under the caption “Quarterly Common Stock Price Information” and is incorporated by reference herein.
          At March 1, 2010, there were 345 record holders of the common stock. In addition, it is estimated that there were approximately 2,600 beneficial owners of common stock who own their shares through brokers or banks.
Item 6. Selected Financial Data
          The information required by this item appears in the Corporation’s 2009 Annual Report to Stockholders under the caption “Summary of Selected Financial Data” and is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The information required by this item appears in the Corporation’s 2009 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
          The information required by this item appears in the Corporation’s 2009 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 8. Financial Statements and Supplementary Data
          The financial statements included in the Corporation’s 2009 Annual Report to Stockholders are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          The information set forth under the caption, “Independent Public Accountants”, in the definitive Proxy Statement of the Corporation dated April 18, 2010 is incorporated by reference herein.
Item9A. Controls and Procedures
          The Report by Dearborn Bancorp, Inc. and Subsidiary on Internal Controls over Financial Reporting in the Corporation’s 2009 Annual Report to Stockholders is incorporated by reference herein.
Item 9B. Other Information
          There was no other information to disclose.
PART III
Item 10. Directors and Executive Officers of the Registrant
          The information set forth under the caption “Information about Directors and Nominees for Directors” in the definitive Proxy Statement of the Corporation dated April 18, 2010 is incorporated by reference herein.
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
Item 11. Executive Compensation
          The information set forth under the caption “Executive Compensation” and “Officer Agreements” in the definitive Proxy Statement of the Corporation dated April 18, 2010 is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management
          The information set forth under the captions “Security Ownership” in the definitive Proxy Statement of the Corporation dated April 18, 2010 is incorporated by reference herein.

          The following table summarizes information, as of December 31, 2009, relating to the Corporation’s compensation plans under which its equity securities are authorized for issuance.

	Number of Securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	Warrants and rights	equity compensation plans
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	592,774	$6.98	89,570

Equity Compensation Plans not approved by security holders	—	—	—

Total	592,774	$6.98	89,570

(1)	Column (a) includes 360,398 shares from the 1994 Stock Option Plan and 257,678 shares from the 2005 Long-Term Incentive Plan. Shares in column (c) represent the shares that are available for grant under the 2005 Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions
          The information set forth under the caption “Related Transactions” in the definitive Proxy Statement of the Corporation dated April 18, 2010 is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
          The information presented under the caption “Fees Paid to Independent Public Accountants” in the definitive Proxy Statement of the Corporation dated April 18, 2010 is incorporated by reference herein.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
          (a)(1) Financial Statements
The following financial statements of the Corporation appear in the Corporation’s 2008 Annual Report to Stockholders and are incorporated by reference in item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements
          (2) Financial Statement Schedules
No schedules are required under this item.
(3) Exhibits
The Exhibit numbers in brackets being those in such Registration Statements, Form 10-K, Form 10-Q or Form 8-K Reports.

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended December 9, 2008 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(3)(d)	Amendment to the Bylaws of the Registrant was filed as an exhibit to report on Form 8-K filed on December 18, 2007 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21)

Exhibit (13)	2009 Annual Report to Stockholders.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (99)	Consent Order with Federal Deposit Insurance Corporation and Office of Financial and Insurance Regulation with the State of Michigan dated February 12, 2010

(X)     A compensatory plan required to be filed as an exhibit.
     (b) Reports on Form 8-K
          The Corporation filed five reports on Form 8-K during the quarter ended December 31, 2009.
Form 8-K dated October 20, 2009, filing a press release announcing Dearborn Bancorp Inc.’s 2009 third quarter earnings.
Form 8-K dated November 6, 2009, announced the benefit from the utilization of 3 additional carry back years resulting from the Worker, Home Ownership and Business Assistance Act of 2009.
Form 8-K dated December 2, 2009, announced the receipt of notice of non-compliance with listing requirement from NASDAQ for the level of the Registrant’s stock price.
Form 8-K dated December 31, 2009, announced the receipt of notice of non-compliance with listing requirement from NASDAQ for the market value of the Registrant’s publicly traded shares.

Form 10-K Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2010.

Dearborn Bancorp, Inc.
By	/s/ John E. Demmer
(John E. Demmer, Chairman of the Board and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009.

/s/ Michael J. Ross (Michael J. Ross)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey L. Karafa (Jeffrey L. Karafa)	Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Margaret I. Campbell	Director

(Margaret I. Campbell)

/s/ Michael V. Dorian, Jr.	Director

(Michael V. Dorian, Jr.)

/s/ David Himick	Director

(David Himick)

/s/ Donald G. Karcher	Director

(Donald G. Karcher)

/s/ William J. Demmer	Director

(William J. Demmer)

/s/ Bradley F. Keller	Director

(Bradley F. Keller)

/s/ Jeffrey G. Longstreth	Director

(Jeffrey G. Longstreth)

/s/ Dr. Robert C. Schwyn	Director

(Dr. Robert C. Schwyn)

Exhibit Index

Exhibit No.	Description

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended December 31, 2008 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(3)(d)	Amendment to the Bylaws of the Registrant was filed as an exhibit to report on Form 8-K filed on December 18, 2007 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2009 Annual Report to Stockholders.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99	Consent Order, dated February 12, 2010

(X)     A compensatory plan required to be filed as an exhibit.