Form 10-Q
period 2010-03-31
DEARBORN BANCORP INC /MI/
filed 2010-05-17
CIK 895541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting Company)
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of April 30, 2010.

Class	Shares Outstanding

Common Stock	7,687,470

DEARBORN BANCORP, INC.
INDEX

		Page
Part I.	Financial Information:

Item 1.	Financial Statements

	The following condensed consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary are included in this report:

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Balance Sheets — March 31, 2010, December 31, 2009 and March 31, 2009	4

	Condensed Consolidated Statements of Operations — For the Three Months Ended March 31, 2010 and 2009	5

	Condensed Consolidated Statements of Comprehensive Loss — For the Three Months Ended March 31, 2010 and 2009	6

	Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2010 and 2009	7-8

	Notes to Condensed Consolidated Financial Statements	9-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-43

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44-47

Item 4.	Controls and Procedures	48

Part II.	Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

	Item 6. Exhibits	49

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

	Item 1. Legal Proceedings
	Item 1A Risk Factors
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3. Defaults upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information

SIGNATURES		50
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the accompanying condensed consolidated balance sheets of Dearborn Bancorp, Inc. as of March 31, 2010 and 2009 and the related condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
BKD, LLP
Indianapolis, Indiana
May 17, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)		(Unaudited)
(Dollars, in thousands)	3/31/2010	12/31/2009	3/31/2009
ASSETS
Cash and cash equivalents
Cash and due from banks	$8,047	$7,803	$11,881
Federal funds sold	57	156	6,841
Interest bearing deposits with banks	70,898	69,538	53,262

Total cash and cash equivalents	79,002	77,497	71,984

Mortgage loans held for sale	758	1,129	3,009
Securities available for sale	45,931	45,964	45,368
Securities held to maturity	336	336	0
Federal Home Loan Bank stock	3,698	3,698	3,614
Loans
Loans	813,961	833,136	900,055
Allowance for loan losses	(30,288)	(35,125)	(18,632)

Net loans	783,673	798,011	881,423

Premises and equipment, net	19,973	20,194	21,001
Real estate owned	24,467	23,435	14,624
Other intangible assets	—	—	4,394
Accrued interest receivable	3,595	3,562	3,920
Other assets	9,266	12,660	24,407

Total assets	$970,699	$986,486	$1,073,744

LIABILITIES
Deposits
Non-interest bearing deposits	$86,407	$83,873	$80,624
Interest bearing deposits	765,610	784,082	826,955

Total deposits	852,017	867,955	907,579

Other liabilities
Securities sold under agreements to repurchase	—	—	2,268
Federal Home Loan Bank advances	63,799	63,855	54,955
Accrued interest payable	956	1,046	1,372
Other liabilities	747	1,685	606
Subordinated debentures	10,000	10,000	10,000

Total liabilities	927,519	944,541	976,780

COMMITMENT AND CONTINGENT LIABILITIES	—	—	—

STOCKHOLDERS’ EQUITY
Common stock — no par value 20,000,000 shares authorized, 7,687,470 at 3/31/10, 7,687,470 shares at 12/31/09 and 7,696, 204 shares at 3/31/09	131,960	131,929	131,825
Accumulated deficit	(88,721)	(89,850)	(34,923)
Accumulated other comprehensive income (loss)	(59)	(134)	62

Total stockholders’ equity	43,180	41,945	96,964

Total liabilities and stockholders’ equity	$970,699	$986,486	$1,073,744

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except share data)	3/31/2010	3/31/2009
Interest income
Interest on loans	$11,778	$13,810
Interest on securities, available for sale	168	256
Interest on deposits with banks	37	94
Interest on federal funds	1	6

Total interest income	11,984	14,166

Interest expense
Interest on deposits	3,543	5,998
Interest on other liabilities	386	651

Total interest expense	3,929	6,649

Net interest income	8,055	7,517
Provision for loan losses	100	10,727

Net interest income (loss) after provision for loan losses	7,955	(3,210)

Non-interest income
Service charges on deposit accounts	343	355
Fees for other services to customers	36	25
Gain on the sale of loans	58	56
Gain on the sale of securities	69	195
Other than temporary impairment on securities, held to maturity
Portion of loss recognized in other comprehensive income before taxes
Net impairment losses recognized in earnings	—	—
Gain (loss) on the sale of real estate owned	(11)	29
Loss on the write-down of real estate owned	(656)	(354)
Other income	102	22

Total non-interest income (loss)	(59)	328

Non-interest expense
Salaries and employee benefits	3,119	3,290
Occupancy and equipment expense	854	934
Amortization of intangible expense	—	198
FDIC assessment	950	348
Advertising and marketing	27	70
Stationery and supplies	72	111
Professional services	166	191
Data processing	186	228
Defaulted loan expense	1,035	761
Other operating expenses	359	380

Total non-interest expense	6,768	6,511

Income (loss) before federal income tax expense	1,128	(9,393)
Income tax expense (benefit)	—	(3,144)

Net income (loss)	$1,128	($6,249)

Per share data:
Net income (loss) — basic	0.15	(0.81)
Net income (loss) — diluted	0.15	(0.81)

Weighted average number of shares outstanding — basic	7,687,470	7,696,204
Weighted average number of shares outstanding — diluted	7,687,470	7,696,204
The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended	Three Months Ended
(In thousands)	03/31/10	03/31/09
Net income (loss)	$1,128	($6,249)
Other comprehensive income , net of tax
Unrealized gains on securities
Unrealized holding gains (losses) arising during period	45	(407)
Less: reclassification adjustment for gains included in net income	69	195
Tax effects	39	72

Other comprehensive income (loss)	75	(140)

Comprehensive income (loss)	$1,203	($6,389)

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In thousands)	3/31/2010	3/31/2009
Cash flows from operating activities
Interest and fees received	$11,951	$13,745
Interest paid	(4,019)	(6,972)
Proceeds from sale of mortgages held for sale	4,654	6,990
Origination of mortgages held for sale	(4,225)	(8,062)
Taxes refunded	4,074	—
Loss on sale of real estate owned	(11)	29
Gain on sale of securities	(69)	(195)
Cash paid to suppliers and employees	(7,331)	(5,090)

Net cash provided by operating activities	5,024	445

Cash flows from investing activities
Sale of securities available for sale	8,289	10,230
Proceeds from calls, maturities and repayments of securities available for sale	2,514	49,014
Purchases of securities available for sale	(10,689)	(20,709)
(Increase) decrease in loans, net of payments received	11,666	20,211
Proceeds from the sale of real estate owned	742	928
Purchases of property and equipment	(47)	(64)

Net cash provided by investing activities	12,475	59,610

Cash flows from financing activities
Net decrease in non-interest bearing deposits	2,534	(693)
Net increase in interest bearing deposits	(18,472)	(30,123)
Increase (decrease) in repurchase agreements	—	(193)
Repayments on Federal Home Loan Bank advances	(56)	(10,064)

Net cash used in financing activities	(15,994)	(41,073)

Increase in cash and cash equivalents	1,505	18,982
Cash and cash equivalents at the beginning of period	77,497	53,002

Cash and cash equivalents at the end of period	$79,002	$71,984

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended
(In thousands)	3/31/2010	3/31/2009
Reconciliation of net income to net cash provided by operating activities
Net income (loss)	$1,128	($6,249)
Adjustments to reconcile net income to net cash
Provided by operating activities
Provision for loan losses	100	10,727
Depreciation and amortization expense	268	335
Restricted stock award expense	16	22
Stock option expense	16	19
Accretion of discount on investment securities	(41)	33
Amortization of premium on investment securities	105	—
Write-down of real estate owned	798	561
Amortization of intangible assets	—	198
(Increase) decrease in mortgages held for sale	371	(1,175)
Increase in interest receivable	(33)	(421)
Decrease in interest payable	(90)	(323)
(Increase) decrease in other assets	3,324	(2,851)
Increase (decrease) in other liabilities	(938)	(431)

Net cash provided by operating activities	$5,024	$445

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$2,572	$6,456
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

The condensed consolidated financial statements of the Corporation as of March 31, 2010 and 2009, and December 31, 2009 and for the three month period ended March 31, 2010 and 2009 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The condensed consolidated balance sheet of the Corporation as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. The operating results for the three month periods ended March 31, 2010 are not necessarily indicative of results of operations for the entire year.

The condensed consolidated financial statements as of March 31, 2010 and 2009, and for the three month period ended March 31, 2010 and 2009 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2009 Annual Report on Form 10-K.

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

Factors in the basic and diluted income (loss) per share calculation follow (in thousands, except share and per share data):

	Three Months Ended
	3/31/2010	3/31/2009
Basic
Net income (loss)	$1,128	($6,249)

Weighted average common shares	7,687,470	7,696,204

Basic earnings per common share	$0.15	($0.81)

Diluted
Net income (loss)	$1,128	($6,249)

Weighted average common shares outstanding for basic earnings per common share	7,687,470	7,696,204

Add: Dilutive effects of assumed exercise of stock options	—	—

Average shares and dilutive potential common shares	7,687,470	7,696,204

Dilutive earnings per common share	$0.15	($0.81)
Stock options for 511,717 and 619,742 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2010 and 2009, respectively, because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

A.	Accounting and Reporting Policies (con’t)

Effect of Newly Issued Accounting Standards

FASB ASC Topic 860-10, Accounting for Transfers of Financial Assets (“SFAS 166”), and No. 167, Amendments to FASB ASC 810-10 (“SFAS 167”). In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC Topic 860-10 and FASB ASC 810-10, which change the way entities account for securitizations and special-purpose entities, and will have a material effect on how banking organizations account for off-balance sheet vehicles. The new standards amend Statement of FASB ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB ASC 810-10, Consolidation of Variable Interest Entities. Both FASB ASC Topic 860-10 and FASB ASC Topic 810-10 were effective January 1, 2010 for companies reporting earnings on a calendar-year basis.

On January 21, 2010, the Board of Governors of the Federal Reserve System issued final risk-based capital rules related to the adoption of these accounting standards by financial institutions. FAS 166 and FAS 167 make substantive changes to how banking organizations account for many items, including securitized assets, that had been previously excluded from their balance sheets. Banking organizations affected by FAS 166 and FAS 167 generally will be subject to higher risk-based regulatory capital requirements intended to better align risk-based capital requirements with the actual risks of certain exposures.

The Corporation has adopted these standards, and takes into account in our internal capital planning processes the impact of these standards. We continue to assess whether additional capital may be necessary to support the risks associated with off-balance-sheet vehicles affected by the new accounting standards. The implementation of these standards did not have a material impact on the Corporation’s financial statements.

FASB ASU 2010-09, Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements. On February 24, 2010, FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements. The ASU establishes separate subsequent event recognition criteria and disclosure requirements for U.S. Securities and Exchange Commission (“SEC”) filers. Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date financial statements were issued. The requirement to evaluate subsequent events through the date of issuance is still in place. Only the disclosure is affected.

The ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change. SEC filers are defined in the update as entities required to file or to furnish their financial statements with either the SEC or another appropriate agency (such as the Federal Deposit Insurance Corporation or Office of Thrift Supervision) under Section 12(i) of the Securities and Exchange Act of 1934, as amended.

B.	Securities
The amortized cost and fair value of securities available for sale are as follows (in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored agency securities	$2,009	$—	($6)	$2,003
Corporate bonds	43,895	11	(67)	43,839
Mortgage backed securities	86	3	—	89

Totals	$45,990	$14	($73)	$45,931

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored agency securities	$12,759	$20	($30)	$12,749
Corporate bonds	33,308	—	(197)	33,111
Mortgage backed securities	101	3	—	104

Totals	$46,168	$23	($227)	$45,964

The amortized cost and fair value of securities available for sale at March 31 2010 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year through five years	$45,904	$45,842
Mortgage backed securities	86	89

Totals	$45,990	$45,931

The entire portfolio has a net unrealized loss of $59,000 at March 31, 2010. The Corporation does not hold or utilize derivatives.

B.	Securities (con’t)
Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2010
Investment category	Less than one year		One year or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US Government sponsored entity securities	$2,003	($6)	$—	$—	$2,003	($6)
Corporate bonds	35,188	(67)	—	—	35,188	(67)

Total temporarily impaired	$37,191	($73)	$—	$—	$37,191	($73)

	December 31, 2009
Investment category	Less than one year		One year or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US Government sponsored entity securities	$6,657	($30)	$—	$—	$6,657	($30)
Corporate bonds	33,111	(197)	—	—	33,111	(197)

Total temporarily impaired	$39,768	($227)	$—	$—	$39,768	($227)

Sales of available for sale securities for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	For the three months ended
	3/31/2010	3/31/2009
Gross Gains	$69	$195
Gross Losses	—	—
Securities having a carrying value of $16,413,000 and $5,524,000 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure clearing requirements and borrowings.

B.	Securities (con’t)
The Corporation holds two single issuer trust preferred securities that are classified as securities held to maturity. The amortized cost and fair value of securities, held to maturity are listed below (in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$336	$21	$—	$357

Totals	$336	$21	$—	$357

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$336	$—	$—	$336

Totals	$336	$—	$—	$336

The contractual maturity of these securities are over five years.
The single issuer trust preferred securities were evaluated for other than temporary impairment by determining the strength of the underlying issuer and its ability to make the contractual principal and interest payments.
One issuer of a trust preferred security the Corporation holds is a bank holding company, headquartered in Michigan that owns commercial banks in several states. The Corporation received a third party valuation of this security and noted the cost basis exceeded the fair value of the security. Upon further analysis, the Corporation noted that the underlying issuer commenced deferral of interest payments on this trust preferred security for up to a period of five years. This issuer has been negatively impacted by the downturn in the economy and the asset quality issues that have impacted the financial services industry in the Michigan market. Various subsidiary banks held by this issuer have been downgraded to adequately-capitalized status as of March 31, 2010. The Corporation believes that based upon the continued deterioration of asset quality and regulatory capital ratio of this issuer results in an other-than-temporary impairment that is credit related. As a result, the Corporation recorded an other-than-temporary impairment charge of $414,000 during 2009.

Credit losses on debt securities held	Amount
Balance, January 1, 2010	$414

Additions related to other than temporary
Losses not previously recognized	—

Balance, March 31, 2010	$414

C.	Loans and Allowance for Loan Losses
Major categories of loans included in the loan portfolio are as follows (in thousands):

	03/31/10	12/31/09	03/31/09
Consumer loans	$28,623	$29,386	$31,000
Commercial, financial, & other	141,338	144,630	161,138
Land development loans — residential property	36,089	38,472	50,028
Land development loans — non residential property	9,711	11,644	15,914
Commercial real estate construction — residential property	12,164	13,287	15,687
Commercial real estate construction — non residential property	20,813	20,061	25,716
Commercial real estate mortgages	521,701	531,156	548,692
Residential real estate mortgages	43,522	44,500	51,880

	813,961	833,136	900,055
Allowance for loan losses	(30,288)	(35,125)	(18,632)

	$783,673	$798,011	$881,423

The following is a summary of non-performing assets and problems loans (in thousands):

	3/31/10	12/31/09	03/31/09
Troubled debt restructuring, accruing	$31,737	$59,420	$19,506
Over 90 days past due and still accruing	1,127	—	—
Non-accrual loans	81,163	49,341	55,148

Total non-performing loans	114,027	108,761	74,654

Real estate owned	24,467	23,435	14,624
Other repossessed assets	—	—	—

Other non-performing assets	24,467	23,435	14,624

Total non-performing assets	$138,494	$132,196	$89,278

The most significant proportion of the Bank’s non-performing loans continues to be in the land development and commercial real estate construction segments of the Bank’s loan portfolio. These loans comprise 10% of loans and 46% of non accrual loans at March 31, 2010. Management has implemented a strategy to decrease the amount of loans in these segments. These loans have decreased 6% during the first quarter of 2010, while the loan portfolio has declined by 2% during the same period.
The distribution of non-accrual loans by loan type (in thousands) is as follows:

C.	Loans and Allowance for Loan Losses (con’t)

	Number of
	Loans	Balance
Consumer loans	16	$924
Commercial, financial, & other	43	12,749
Land development loans — residential property	21	23,260
Land development loans — non residential property	2	1,558
Commercial real estate construction — residential property	15	9,573
Commercial real estate construction — non residential property	2	2,870
Commercial real estate mortgages	55	27,863
Residential real estate mortgages	14	2,366

Total non-accrual loans	168	$81,163

The increase in non-accrual loans during the period was primarily due to the downgrading of 34 loans to non-accrual status for $32,315,000 and partially offset by net charge-offs of $4,937,000 and the transfer of 6 loans to other real estate for $2,572,000. This increase was primarily due to the migration of previously identified classified loans. Of this increase, all but approximately $2,600,000 were identified at December 31, 2009 as classified loans with reserves for losses established accordingly.

The following is an analysis of the allowance for loan losses (in thousands):

	Three Months		Three Months
	Ended	Year Ended	Ended
	03/31/10	12/31/09	03/31/09
Balance, beginning of year	$35,125	$14,452	$14,452

Charge-offs:
Consumer loans	342	1,154	116
Commercial, financial & other	1,521	4,878	1,108
Land development loans — residential property	1,292	9,441	2,881
Land development loans — non residential property	229	4,364	197
Commercial real estate construction — residential property	906	1,471	64
Commercial real estate construction — non residential property	36	1,981	176
Commercial real estate mortgages	558	6,919	2,113
Residential real estate mortgages	109	701	25
Recoveries:
Consumer loans	23	176	3
Commercial, financial & other	15	339	105
Land development loans — residential property	9	107	—
Commercial real estate construction — residential property	1	—	—
Commercial real estate mortgages	8	61	25
Residential real estate mortgages	—	36	—

Net charge-offs (recoveries)	4,937	30,190	6,547

Provision for loan losses	100	50,863	10,727

Balance, end of period	$30,288	$35,125	$18,632

Allowance to total loans	3.72%	4.22%	2.07%

Allowance to nonperforming assets	26.56%	32.30%	24.96%

Net charge-offs to average loans	0.60%	3.41%	0.71%

C.	Loans and Allowance for Loan Losses (con’t)

The Bank recorded net charge-offs of $4,937,000 during the three months ended March 31, 2010. Specific allocations of $4,058,000 were recorded on these loans at December 31, 2009. These specific allocations were assigned because most of the charge-offs recorded during the first quarter of 2010 were based on information that was received in 2010 but where deterioration of the credit related to events that occurred in 2009. The remaining net charge-offs, which amount to $879,000 were on smaller balance loans that had a reserve for loan losses allocated to the loan based on their respective risk grading at December 31, 2009. As a result of these allocation recognized at December 31, 2009, it was determined no additional provision was needed related to these loans during the first quarter of 2010. The reserves established for classified loans are based on the information currently available to the Corporation. However, in these challenging economic conditions, information could become known in the future that could materially alter our estimate.

A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the continuing decline during the first three months of 2010 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during 2009 and continue to impact the local economy. These conditions have had a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area and these loans represent 79% of the Bank’s loan portfolio. These conditions have led to an increase in the Bank’s classified assets during 2010. Management has recognized this trend in our analysis of the allowance for loan losses at March 31, 2010. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions. If collateral values continue to decline, additions to the allowance for loan losses will be required and will have an adverse effect on the Corporation’s earnings through increases to the provision for loan losses.

The aggregate balance in impaired loans are as follows (in thousands):

	03/31/10	12/31/09	03/31/09
Impaired loans with no allocated allowance for loan losses	$88,079	$83,226	$95,499
Impaired loans with allocated allowance for loan losses	26,074	43,553	12,600

Total	$114,153	$126,779	$108,099

Amount of the allowance for loan loss allocated	$6,827	$10,715	$4,915

D.	Incentive Stock Plans

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

There were 24,000 shares forfeited during the three months ended March 31, 2010. There were no options exercised during the three months ended March 31, 2010. For the options outstanding at March 31, 2010, the range of exercise prices was $4.28 to $14.65 per share with a weighted-average remaining contractual term of 1.9 years. At March 31, 2010, options for 336,398 shares were exercisable at weighted average exercise price of $8.89 per share. There was no intrinsic value at March 31, 2010.

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

Stock Options Granted — Stock options were awarded to officers in 2005, 2006 and 2008. The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At March 31, 2010, there were stock options outstanding for 190,846 shares with a weighted average exercise price of $5.33 per share.

The Corporation recognized stock option compensation expense of $16,000 and $19,000 during the three months ended March 31, 2010 and 2009, respectively. Compensation cost of $62,000 and $26,000 is expected to be recognized during 2010 and 2011, respectively.

Restricted Stock Grants — Restricted stock was awarded to officers in 2005, 2006 and 2008. The restricted stock is eligible to vest three years from grant date. Upon full vesting, restricted shares are transferred to common shares. At March 31, 2010, there were 41,530 shares of restricted stock outstanding.

D.	Incentive Stock Plans (con’t)

The Corporation recognized restricted stock compensation expense of $16,000 and $22,000, respectively during the three months ended March 31, 2010 and 2009, respectively. Compensation cost of $62,000 and $26,000 is expected to be recognized during 2010 and 2011, respectively.

E.	Fair Value of Assets and Liabilities

The Corporation has adopted fair value guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was also established which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2010, December 31, 2009 and March 31, 2009 (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 3/31/2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
US Government sponsored agency securities	$2,003	$—	$2,003	$—
Corporate bonds	43,839	—	43,839	—
Mortgage backed securities	89	—	89	—

Total securities, available for sale	$45,931	$—	$45,931	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 12/31/2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
US Government sponsored agency securities	$12,749	$—	$12,749	$—
Corporate bonds	33,111	—	33,111	—
Mortgage backed securities	104	—	104	—

Total securities, available for sale	$45,964	$—	$45,964	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 3/31/2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
US Government sponsored agency securities	$28,657	$—	$28,657	$—
Corporate bonds	15,205	—	15,205	—
Municipal securities	1,335	—	1,335	—
Mortgage backed securities	171	—	171	—

Total securities, available for sale	$45,368	$—	$45,368	$—

E.	Fair Value of Assets and Liabilities ( con’t)

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

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010, December 31, 2009 and March 31, 2009 (in thousands):

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 3/31/2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
Loans	$58,280	$—	$—	$58,280
Other real estate	$9,490	$—	$—	$9,490

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 12/31/2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
Loans	$60,905	$—	$—	$60,905
Other real estate	$7,601	$—	$—	$7,601

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 3/31/2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
Loans	$11,461	$—	$—	$11,461
Other real estate	$2,094	$—	$—	$2,094

E.	Fair Value of Assets and Liabilities ( con’t)

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

	At March 31, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$79,002	$79,002	$77,497	$77,497
Mortgage loans held for sale	758	769	1,129	1,146
Securities available for sale	45,931	45,931	45,964	45,964
Federal Home Loan Bank Stock	3,698	3,698	3,698	3,698
Loans, net	813,961	829,122	833,136	829,122
Accrued interest receivable	3,595	3,595	3,562	3,562

Liabilities:
Deposits	852,017	856,075	867,955	871,177
Federal Home Loan Bank advances	63,799	64,291	63,855	64,275
Subordinated debentures	10,000	4,081	10,000	4,081
Accrued interest payable	956	956	1,046	1,046
Fair Value of Financial Instruments

The following methods and assumptions were used by the Corporation in estimating its fair value disclosure for financial instruments:

Cash and Cash Equivalents, Securities Sold Under Agreements to Repurchase, Interest-bearing Deposits and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Held-to-maturity Securities

Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale

Fair value is based upon the quoted price for the sale of those loans.

Loans

The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

E.	Fair Value of Assets and Liabilities ( con’t)

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Interest Receivable and Interest Payable

The carrying amount approximates fair value.

Federal Home Loan Bank Advances

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market. If a quoted market price is not available, an expected present value technique is used to estimate fair value.

Subordinated Debentures

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of such arrangements are not considered material to this presentation.
F.	Capital and Operating Matters

Stockholders’ equity at March 31, 3010 was $43,180,000 compared to $41,945,000 as of December 31, 2009, an increase of $1,235,000 or 3%. The increase was due to net income during the period.

F.	Capital and Operating Matters (con’t)

The Corporation has experienced large net losses during 2008 and 2009 due to the continued decline in economic conditions in Southeastern Michigan. The recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees have negatively affected the operating results even though the Corporation does not have any direct exposure to the automotive industry. Additionally, economic conditions have continued to erode the value of residential real estate and commercial real estate in the Bank’s market area causing write-downs in the real estate owned portfolio further contributing to net losses. The impact of these net losses to the regulatory capital ratios is shown below.

Based on the respective regulatory capital ratios, the Bank is considered to be undercapitalized at March 31, 2010 and December 31, 2009.

The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total capital (to risk weighted assets)
Consolidated	63,839	7.69%	66,418	8.00%	N/A	N/A
Bank	62,120	7.50%	66,262	8.00%	82,828	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	53,239	6.41%	33,209	4.00%	N/A	N/A
Bank	51,520	6.22%	33,131	4.00%	49,697	6.00%
Tier 1 capital (to average assets)
Consolidated	53,239	5.47%	38,956	4.00%	N/A	N/A
Bank	51,520	5.30%	38,878	4.00%	48,598	5.00%

As of December 31, 2009
Total capital (to risk weighted assets)
Consolidated	63,043	7.39%	68,264	8.00%	N/A	N/A
Bank	61,169	7.19%	68,105	8.00%	85,132	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	52,080	6.10%	34,132	4.00%	N/A	N/A
Bank	50,225	5.90%	34,053	4.00%	51,079	6.00%
Tier 1 capital (to average assets)
Consolidated	52,080	4.98%	41,838	4.00%	N/A	N/A
Bank	50,225	4.81%	41,776	4.00%	52,220	5.00%

F.	Capital and Operating Matters (con’t)

The capital ratios disclosed in the middle column of the table above are minimum requirements. Due to our financial condition, the Bank entered into a formal enforcement action (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”) which conveys specific actions needed to address certain findings from their examination and to address our current financial condition. We entered into the Consent Order on February 12, 2010 that includes a capital directive, which requires the Bank to have and maintain its level of tier 1 capital as a percentage of total assets (capital ratio) at a minimum of 9% and its level of qualifying total capital as a percentage of risk-weighted assets (total risk-based capital ratio) at a minimum of 12%. These ratios are in excess of the statutory minimums to be well-capitalized.

Applicable federal prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on its regulatory capital ratios, the Bank is undercapitalized at March 31, 2010. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.

The Corporation needs to raise sufficient capital during 2010 to return the Bank to well-capitalized status. Management is considering various sources of capital and estimates the need to raise approximately $40 million to be in compliance with its Consent Order with the FDIC and OFIR. Given the current economic environment, there can be no assurance the Corporation will be able to raise the estimated capital needed. Additionally, if real estate values in the Corporation’s market area continue to decline, this will negatively impact the loan portfolio and values of other real estate owned. Additional declines in real estate values would result in the need for additional provision expense resulting in increased losses and further reducing the Corporation’s and the Bank’s capital.

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, action by the regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements and raise substantial doubt about the Corporation’s ability to continue as a going concern.

G.	Consent Order

Due to our financial condition, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”) required that our Board of Directors sign a formal enforcement action (“Consent Order”) with the FDIC and OFIR which conveys specific actions needed to address certain findings from their examination and to address our current financial condition. We entered into the Consent Order on February 12, 2010, which contains a list of requirements that are to be met by specific dates. Certain requirements are listed below:

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

The Consent Order also includes a capital directive, which requires the Bank to have and maintain its level of tier 1 capital as a percentage of total assets (capital ratio) at a minimum of 9% and its level of qualifying total capital as a percentage of risk-weighted assets (total risk-based capital ratio) at a minimum of 12% . These ratios are in excess of the statutory minimums to be well-capitalized. At March 31, 2010, the Bank’s capital ratio was 5.30% and the Bank’s total risk-based capital ratio was 7.50%.

Additionally, the Bank is prohibited from declaring or paying any cash dividends without prior written consent of the FDIC.

The Bank submitted a Capital Restoration Plan (“CRP”) to the FDIC and OFIR on December 15, 2009, due to our undercapitalized status based on our September 30, 2009 regulatory report of condition and income. The CRP addresses, among other things, the steps management will take to cause our capital levels to return to the minimum level to be adequately capitalized.

The Bank is currently undercapitalized. Failure to meet the minimum ratios set forth in the Consent Order could result in regulators taking additional enforcement action against us.

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
Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies, trends in customer behavior as well as their ability to repay loans; actions by bank regulators; availability of capital; changes in local real estate values; changes in the national and local economy; and other factors, including risk factors disclosed in this report, the Corporation’s 2009 Annual Report on Form 10-K, or disclosed from time to time in other filings made by the Corporation with the Securities and Exchange Commission. These are representative of the Future Factors and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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
The Corporation recorded net income of $1,128,000 during the three months ended March 31, 2010, compared to a net loss of ($6,249,000) during the same period during 2009. The primary factor in the increase in earnings was the decrease in provision for loan losses during the three months ended March 31, 2010, which was partially offset by higher costs related to the Bank’s non-performing assets and an increase in the Bank’s FDIC assessment during the three months ended March 31, 2010 and the income tax benefit recognized during the three months ended March 31, 2009.
The Corporation recorded provision for loan loss during the three months ended March 31, 2010 in the amount of $100,000, compared to $10,727,000 during the same period in 2009. Net charge-offs of $4,937,000 were recorded during the period. However, these loans had specific allocations of $4,058,000 in the allowance for loan loss at December 31, 2009. The percentage of allowance for loan loss to loans was 3.72% and 2.07% at March 31, 2010 and 2009, respectively.
Other costs related to non-performing assets during the three months ended March 31, 2010 amounted to $1,702,000, compared to $1,086,000 during the same period in 2009, an increase of $576,000 or 57%. These costs consisted of defaulted loan expense of $1,035,000 and write-downs on real estate owned of $656,000 during the three months ended March 31, 2010 compared to defaulted loan expense of $761,000 and write-downs on real estate owned of $354,000 during the three months ended March 31, 2009. Additionally, the Corporation recorded FDIC assessment expense in the amount of $950,000 during the three months ended March 31, 2010 compared to $348,000 during the three months ended March 31, 2009.
The Bank submitted a Capital Restoration Plan (“CRP”) to the FDIC and OFIR on December 15, 2009, due to our undercapitalized status based on our September 30, 2009 regulatory report of condition and income. The CRP addresses, among other things, the steps management will take to cause our capital levels to return to the minimum level to be adequately capitalized.

Management continues to supplement its Special Assets Department, which is responsible for the management of most non-performing loans and the liquidation of real estate owned. During 2010, the Bank will continue to focus on the reduction of non-performing assets. The Special Assets Department was created in 2008 to reduce the amount of non-performing assets and to manage the special assets portfolio effectively. In 2009, additional resources were provided to this department by adding a Special Assets Manager and an additional loan officer in this department. The reduction of non-performing assets is a primary objective of management and is critical to the future success of the Corporation.
Net Interest Income
2010 Compared to 2009. As noted on the chart on the following page, net interest income for the three month period ended March 31, 2010 was $8,055,000, compared to $7,517,000 for the same period ended March 31, 2009, an increase of $538,000 or 7% for the period. This increase was caused primarily by the increasing spread between interest earning assets and interest bearing liabilities. The Corporation’s interest rate spread was 3.27% and 2.58% for the three month period ended March 31, 2010 and 2009, respectively. The Corporation’s interest rate margin was 3.47% and 2.93% for the three month period ended March 31, 2010 and 2009, respectively. The decline in the Corporation net interest spread and net interest margin was primarily due to the decline in the Bank’s cost on interest bearing liabilities.
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

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$65,286	$37	0.23%	$45,249	$94	0.84%
Federal funds sold	119	1	3.41%	6,643	6	0.37%
Securities, available for sale	49,835	168	1.37%	67,465	256	1.54%
Loans	826,719	11,778	5.78%	920,254	13,810	6.09%

Sub-total earning assets	941,959	11,984	5.16%	1,039,611	14,166	5.53%
Other assets	31,949			59,947

Total assets	$973,908			$1,099,558

Liabilities and stockholders’ equity
Interest bearing deposits	$769,744	$3,543	1.87%	$842,023	$5,998	2.89%
Other borrowings	73,828	386	2.12%	73,326	651	3.60%

Sub-total interest bearing liabilities	843,572	3,929	1.89%	915,349	6,649	2.95%
Non-interest bearing deposits	84,327			78,090
Other liabilities	2,442			1,821
Stockholders’ equity	43,567			104,298

Total liabilities and stockholders’ equity	$973,908			$1,099,558

Net interest income		$8,055			$7,517

Net interest rate spread			3.27%			2.58%

Net interest margin on earning assets			3.47%			2.93%

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

	For the Three Months Ended March 31, 2010/2009
	Change in Interest Due to:
	Average	Average	Net
(In thousands)	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$12	($69)	($57)
Federal funds sold	(55)	50	(5)
Investment securities, available for sale	(59)	(29)	(88)
Loans	(1,327)	(705)	(2,032)

Total earning assets	($1,430)	($752)	($2,182)

Liabilities
Interest bearing deposits	($315)	($2,140)	($2,455)
Other borrowings	5	(270)	(265)

Total interest bearing liabilities	($310)	($2,410)	($2,720)

Net interest income			$538

Net interest rate spread			0.69%

Net interest margin on earning assets			0.54%

Provision for Loan Losses
2010 Compared to 2009. The provision for loan losses was $100,000 for the three month period ended March 31, 2010, compared to $10,727,000 for the same period in 2009, a decrease of $10,627,000 or 99%. The percentage of allowance for loan loss to loans was 3.72%, 4.22% and 2.07% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The decline in this ratio during the three month period ended March 31, 2010 is due to net charge-offs of $4,937,000 were recorded during the three months ended March 31, 2010 compared to net charge-offs of $6,547,000 for the same period in 2009. However, specific allocations of $4,058,000 were recorded on these loans at December 31, 2009. These specific allocations were assigned because many of the charge-offs recorded during the first quarter of 2010 were based on information that was received in 2010 but was relevant to the fair value of the collateral at December 31, 2009. The remaining net charge-offs, which amount to $879,000 were on smaller balance loans that had a reserve for loan losses allocated to the loan based on their respective risk grading at December 31, 2009. As a result of these allocation recognized at December 31, 2009, it was determined no additional provision was needed related to these loans during the first quarter of 2010.

Non-accrual loans increased by $31,822,000 during the quarter ended March 31, 2010. This increase was due to the migration of primarily previously identified classified loans. Of this increase, all but approximately $2,600,000 were identified at December 31, 2009 as classified loans with reserves for losses established accordingly. While these loans were transferred to non-accrual status during the first quarter of 2010, the impact of these loans on the allowance for loan loss was reflected in the income statement for the year ended December 31, 2009 as these loans were previously identified as problem loans.
The decline in the underlying collateral for the Bank’s non-performing loans, which are primarily due to the decline in economic conditions in Southeastern Michigan has continued during the three months ended March 31, 2010. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry during 2009, including the bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events continue to have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during 2010. Management has recognized this trend in our analysis of the allowance for loan losses at March 31, 2010.
The provision for loan losses for the three month periods ended March 31, 2010 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions.
Non-interest Income (Loss)
2010 Compared to 2009. Non-interest loss was ($59,000) for the three month period ended March 31, 2010, compared to non-interest income of $328,000 for the same period in 2009. The decrease in non-interest income was primarily due to the increase in write-downs on other real estate during 2010.
When these transactions related to other real estate and securities are excluded, non-interest income for the three month period ended March 31, 2010 amounts to $539,000 compared to $458,000 during the same period in 2009, an increase of $81,000 or 22% for the period. This increase is primarily caused by the increase in other income.

Non-interest Expense
2010 Compared to 2009. Non-interest expense was $6,768,000 for the three month period ended March 31, 2010, compared to $6,511,000 for the same period in 2009, an increase of $257,000 or 4% for the period. The increase was primarily due to increases in defaulted loan expense and the FDIC assessment and partially offset by decreases to salaries and employee benefits and occupancy expense.
Defaulted loan expense amounted to $1,035,000 during the three month period ended March 31, 2010 compared to $761,000 during the same periods in 2009, an increase of $274,000 or 36% for the period. This increase in defaulted loans expense was primarily due to the payment of property taxes, insurance, legal expenses and maintenance for real estate owned during the period.
The FDIC assessment amounted to $950,000 during the three month period ended March 31, 2010 compared to $348,000 during the same period in 2009, an increase of $602,000 or 173% for the period. The increase in the FDIC assessment was due to the decline in the capitalization status to undercapitalized during the fourth quarter of 2009.
Salaries and employee benefits amounted to $3,119,000 for the three month period ended March 31, 2010, compared to $3,290,000 for the same period in 2009, a decrease of $171,000 or 5%. As of March 31, 2010, the number of full time equivalent employees was 195 compared to 208 as of March 31, 2009.
Income Tax Provision
2010 Compared to 2009. Income tax expense was $0 for the three month period ended September 30, 2009, compared to an income tax benefit of $3,144,000 for the same period in 2009. The benefit for the three month period ended March 31, 2009 was the result of the pretax loss incurred during that period. During 2009, the Corporation recorded a valuation allowance against the entire amount of its deferred tax asset. The Corporation has sufficient federal income tax carryforwards to offset any provision for federal income tax. Therefore, no income tax provision was recorded for the three month period ended March 31, 2010.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009
Assets. Total assets at March 31, 2010 were $970,699,000 compared to $986,486,000 at December 31, 2009, a decrease of $15,787,000 or 2%. The decrease was primarily due to the decrease in loans.
Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2010 were $70,898,000 compared to $69,538,000 at December 31, 2009, an increase of $1,360,000 or 2%. The increase is primarily due to the Bank’s decision to retain excess funds with the Federal Reserve Bank to improve our liquidity and capital position. Interest bearing deposits with banks consists primarily of overnight deposits with the Federal Reserve Bank, business accounts with other correspondents banks and time deposits from other banks. These time deposits are fully insured and mature in less than twelve months.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2010 were $758,000 compared to $1,129,000 at December 31, 2009, a decrease of $371,000 or 33%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at March 31, 2010 were $45,931,000 compared to $45,964,000 at December 31, 2009, a decrease of $33,000. The decrease is the result of the fluctuation in the market value of securities, available for sale that are held by the Corporation.
Please refer to Note B of the Notes to Condensed Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized loss of $59,000 at March 31, 2010. The unrealized gain, net of tax is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $3,698,000 at March 31, 2010 and December 31, 2009.
Loans. Total loans at March 31, 2010 were $813,961,000 compared to $833,136,000 at December 31, 2009, a decrease of $19,175,000 or 2%. The decrease was primarily due to net charge-offs of $4,938,000, the transfer of loans in the amount of $2,572,000 to other real estate and normal loan amortization during the period. Management expects loan balances to continue to decline during 2010. Major categories of loans included in the loan portfolio are as follows (in thousands):

	03/31/10	12/31/09	03/31/09
Consumer loans	$28,623	$29,386	$31,000
Commercial, financial, & other	141,338	144,630	161,138
Land development loans — residential property	36,089	38,472	50,028
Land development loans — non residential property	9,711	11,644	15,914
Commercial real estate construction — residential property	12,164	13,287	15,687
Commercial real estate construction — non residential property	20,813	20,061	25,716
Commercial real estate mortgages	521,701	531,156	548,692
Residential real estate mortgages	43,522	44,500	51,880

	813,961	833,136	900,055
Allowance for loan losses	(30,288)	(35,125)	(18,632)

	$783,673	$798,011	$881,423

The following is a summary of non-performing assets and problems loans (in thousands):

	3/31/10	12/31/09	03/31/09
Troubled debt restructuring, accruing	$31,737	$59,420	$19,506
Over 90 days past due and still accruing	1,127	—	—
Non-accrual loans	81,163	49,341	55,148

Total non-performing loans	114,027	108,761	74,654

Real estate owned	24,467	23,435	14,624
Other repossessed assets	—	—	—

Other non-performing assets	24,467	23,435	14,624

Total non-performing assets	$138,494	$132,196	$89,278

The increase in non-performing loans was largely due to the increase in non-accrual loans, which amount to $81,163,000 and $49,341,000 at March 31, 2010 and December 31, 2009, respectively, and were substantially offset by the decrease in loans that qualify as troubled debt restructuring, which amounted to $31,737,000 and $59,420,000 at March 31, 2010 and December 31, 2009, respectively. The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer Loans	16	$924
Commercial Loans	43	12,749
Land Development — Residential	21	23,260
Land Development — Non Residential	2	1,558
Commercial Construction Loans — Residential	15	9,573
Commercial Construction Loans — Non Residential	2	2,870
Commercial Mortgage Loans	55	27,863
Residential Mortgages Loans	14	2,366

Totals	168	$81,163

The increase in non-accrual loans during the period was primarily due to the downgrading of 34 loans to non-accrual status for $32,314,000 and partially offset by net charge-offs of $4,937,000 and the transfer of 6 loans to other real estate for $2,572,000. A summary of the loans transferred to non-accrual status during the three months ended March 31, 2010 is listed below:

	Number of Loans	Balance
Consumer Loans	1	$137
Commercial Loans	8	3,381
Land Development — Residential	8	14,239
Land Development — Non Residential	1	240
Commercial Construction Loans — Residential	1	3,875
Commercial Mortgage Loans	10	9,870
Residential Mortgages Loans	5	573

Totals	34	$32,314

Loans qualifying as troubled debt restructuring amounted to $31,737,000 and $59,420,000 at March 31, 2010 and December 31, 2009, respectively. These loans qualified as troubled debt restructuring primarily due to the temporary change in payment type from principal and interest to interest only or the lengthening the amortization period of certain loans. Loans categorized as troubled debt restructuring at March 31, 2010 are in compliance with their modified terms, with the exception of one loan amounting to $855,000 that was sixty days past due and seven loans amounting to $4,234,000 that were thirty days past due. The specific allowance of loans categorized as troubled debt restructuring was $1,473,000 and $5,452,000 at March 31, 2010 and December 31, 2009, respectively.
The most significant proportion of the Bank’s non-performing loans continues to be in the land development and commercial real estate construction segments of the Bank’s loan portfolio. These loans comprise 10% of loans and 46% of non accrual loans at March 31, 2010. Management has implemented a strategy to decrease the amount of loans in these segments. These loans have decreased 6% during 2010, while the loan portfolio has declined by 2%.
Management has identified substandard loans over $500,000. These loans are individually discussed by management and strategies are developed and implemented to manage these loans most effectively.
Allowance for Loan Losses. The allowance for loan losses was $30,288,000 at March 31, 2010 compared to $35,125,000 at December 31, 2009, a decrease of $4,837,000 or 14%. The percentage of allowance for loan loss to loans was 3.72%, 4.22% and 2.07% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The decline in this ratio and in the allowance for loan losses during the period is due to the recording of net charge-offs of $4,937,000 during the period. However, these loans with charge-offs recorded during the first quarter of 2010 had specific allocations of $4,058,000 in the allowance for loan loss at December 31, 2009. These specific allocations were assigned because many of the charge-offs recorded during the first quarter of 2010 were based on information that was received in 2010 but was relevant to the fair value of the collateral at December 31, 2009. The remaining net charge-offs, which amount to $879,000 were on smaller balance loans that had a reserve for loan losses allocated to the loan based on their respective risk grading at December 31, 2009. As a result of these allocation recognized at December 31, 2009, it was determined no additional provision was needed related to these loans during the first quarter of 2010.

A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the continuing decline in the first three months of 2010 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area and these loans represent 79% of the Bank’s loan portfolio. These conditions have led to an increase in the Bank’s classified assets during 2010. Management has recognized this trend in our analysis of the allowance for loan losses at March 31, 2010. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions. If collateral values continue to decline, additions to the allowance for loan losses will be required and will have an adverse effect on the Corporation’s earnings through increases to the provision for loan losses.
The following is an analysis of the allowance for loan losses (in thousands):

	Three Months		Three Months
	Ended	Year Ended	Ended
	03/31/10	12/31/09	03/31/09
Balance, beginning of year	$35,125	$14,452	$14,452

Charge-offs:
Consumer loans	342	1,154	116
Commercial, financial & other	1,521	4,878	1,108
Land development loans — residential property	1,292	9,441	2,881
Land development loans — non residential property	229	4,364	197
Commercial real estate construction — residential property	906	1,471	64
Commercial real estate construction — non residential property	36	1,981	176
Commercial real estate mortgages	558	6,919	2,113
Residential real estate mortgages	109	701	25
Recoveries:
Consumer loans	23	176	3
Commercial, financial & other	15	339	105
Land development loans — residential property	9	107	—
Commercial real estate construction — residential property	1	0	—
Commercial real estate mortgages	8	61	25
Residential real estate mortgages	—	36	—

Net charge-offs (recoveries)	4,937	30,190	6,547

Provision for loan losses	100	50,863	10,727

Balance, end of period	$30,288	$35,125	$18,632

Allowance to total loans	3.72%	4.22%	2.07%

Allowance to nonperforming assets	26.56%	32.30%	24.96%

Net charge-offs to average loans	0.60%	3.40%	0.71%

Premises and Equipment. Bank premises and equipment at March 31, 2010 were $19,973,000 compared to $20,194,000 at December 31, 2009, a decrease of $221,000 or 1%. The decrease is primarily due to depreciation during the period.
Other Real Estate. Other real estate at March 31, 2010 was $24,467,000 compared to $23,435,000 at December 31, 2009, an increase of $1,032,000 or 4%. The distribution of other real estate by property type is listed below (in thousands):

	Number of
Property Type	Properties	Amount
Single Family Homes	33	$3,171
Condominium	1	727
Vacant Land	19	10,837
Commercial	7	6,545
Office/Retail	6	3,187

Total	66	$24,467

Other real estate is comprised of real estate owned of $18,292,000 and real estate in redemption status of $6,175,000. Nine properties with a book value of $5,021,000 are currently generating rental income.
Accrued Interest Receivable. Accrued interest receivable at March 31, 2010 was $3,595,000 compared to $3,562,000 at December 31, 2009, an increase of $33,000 or 1%. The increase was primarily due to increases in the accrued interest receivable on loans.
Other Assets. Other assets at March 31, 2010 were $9,266,000 compared to $12,660,000 at December 31, 2009, a decrease of $3,394,000 or 27%. The decrease was primarily due to the receipt of income tax refunds in the amount of $3,815,000 and $259,000 for the years ended December 31, 2006 and 2007, respectively.
Deposits. Total deposits at March 31, 2010 were $852,017,000 compared to $867,955,000 at December 31, 2009, a decrease of $15,938,000 or 2%. The following is a summary of the distribution of deposits (in thousands):

	03/31/10	12/31/09	03/31/09
Non-interest bearing:
Demand	$86,407	$83,873	$80,624

Interest bearing:
Checking	$79,566	$83,087	$96,491
Money market	57,864	52,412	171,426
Savings	44,992	43,343	56,389
Time, under $100,000	296,370	301,829	215,508
Time, $100,000 and over	286,818	303,411	287,141

	765,610	784,082	826,955

Total deposits	$852,017	$867,955	$907,579

The decrease in deposits was primarily due to the decrease in brokered time deposits during a period of decreasing interest rates and the accelerated liquidation of a wholesale money market deposit program by management. Management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on transaction accounts.
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
Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $8,767,000, $17,544,000 and $65,020,000 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
The following is a summary of the distribution of municipal deposits (in thousands):

	03/31/10	12/31/09	03/31/09
Interest bearing checking	$2,485	$2,715	$3,990
Time, $100,000 and over	4,368	4,366	25,015

Total municipal deposits	$6,853	$7,081	$29,005

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $63,799,000 at March 31, 2010 compared to $63,855,000 at December 31, 2009, a decrease of $56,000. The decrease was due to the scheduled partial repayment of a Federal Home Loan Bank advance.
Accrued Interest Payable. Accrued interest payable at March 31, 2010 was $956,000 compared to $1,046,000 at December 31, 2009, a decrease of $90,000 or 9%. The decrease was primarily due to the decreasing cost of deposits.
Other Liabilities. Other liabilities at March 31, 2010 were $747,000 compared to $1,685,000 at December 31, 2009, a decrease of $938,000 or 56%. The decrease was primarily due to the decrease in accrued liabilities during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at March 31, 2010 and December 31, 2009. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. Debt issue costs of $300,000 have been entirely amortized. During the third quarter of 2009, the Corporation elected to defer regularly scheduled quarterly interest payments on the Corporation’s subordinated debentures. The terms of the subordinated debentures allow for the deferral of regularly scheduled quarterly interest payments for up to twenty consecutive quarters.

Capital
Stockholders’ equity at March 31, 2010 was $43,180,000 compared to $41,945,000 as of December 31, 2009, an increase of $1,235,000 or 2%. The increase was due to net income during the period.
The Corporation has experienced large net losses during 2008 and 2009 due to the continued decline in economic conditions in Southeastern Michigan. The recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees have negatively affected the operating results even though the Corporation does not have any direct exposure to the automotive industry. Additionally, economic conditions have continued to erode the value of residential real estate and commercial real estate in the Bank’s market area causing write-downs in the real estate owned portfolio further contributing to net losses.
The regulatory capital ratios of the Corporation’s and the Bank are presented in Note F. Based on the respective regulatory capital ratios, the Bank is considered to be undercapitalized at March 31, 2010 and December 31, 2009. The decline in the Bank’s regulatory capital position has been caused primarily by the losses sustained by the Bank.
The capital ratios disclosed in the middle column of the table in Note F are minimum requirements. Higher capital ratios may be required by federal and state bank regulators if warranted by the particular circumstances or risk profiles of specific institutions.
Applicable federal prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on its regulatory capital ratios at March 31, 2010, the Bank is undercapitalized. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.
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
The Corporation needs to raise sufficient capital during 2010 to return the Bank to well-capitalized status. Management is considering various sources of capital and estimates the need to raise approximately $40 million in capital to be in compliance with its Consent Order with the FDIC and OFIR. Given the current economic environment, there can be no assurance the Corporation will be able to raise the estimated capital needed.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2010, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$57	$—	$—	$—	$57
Interest bearing deposits with Banks	70,898	—	—	—	70,898
Mortgage loans held for sale	758	—	—	—	758
Securities available for sale	—	—	46,267	—	46,267
Federal Home Loan Bank stock	3,698	—	—	—	3,698
Total loans, net of non-accrual	149,286	96,660	454,115	32,737	732,798

Total earning assets	224,697	96,660	500,382	32,737	854,476

Interest bearing liabilities
Total interest bearing deposits	332,717	302,634	129,991	268	765,610
Federal Home Loan Bank advances	34,000	19,584	10,215	—	63,799
Other Borrowings	—	—	—	—	—
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	376,717	322,218	140,206	268	839,409

Net asset (liability) funding gap	(152,020)	(225,558)	360,176	32,469	$15,067

Cumulative net asset (liability) funding gap	($152,020)	($377,578)	($17,402)	$15,067

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

The following tables provide information about the Bank’s contractual obligations and commitments at March 31, 2010 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than		3-5	Over 5
	1 Year	1-3 Years	Years	Years	Total
Certificates of deposit	$452,930	$128,699	$1,291	$268	$583,188
Long-term borrowings	53,584	10,215	—	—	63,799
Lease commitments	702	706	334	—	1,742
Subordinated debentures	—	—	—	10,000	10,000

Totals	$507,216	$139,620	$1,625	$10,268	$658,729

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than		3-5	Over 5
	1 Year	1-3 Years	Years	Years	Total
Unused loan commitments	$39,279	$8,466	$7,120	$8,384	$63,249
Standby letters of credit	877	1,500	—	—	2,377

Totals	$40,156	$9,966	$7,120	$8,384	$65,626

Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2010.
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

Dearborn Bancorp, Inc. (Registrant)
/s/ John E. Demmer
John E. Demmer
Chairman

/s/ Michael J. Ross
Michael J. Ross
President and Chief Executive Officer

/s/ Jeffrey L. Karafa
Jeffrey L. Karafa
Treasurer and Chief Financial Officer
Date: May 14, 2010

DEARBORN BANCORP, INC.
FORM 10-Q (continued)
Exhibit Index

Exhibit	Description
31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.