Form 10-Q
period 2010-06-30
DEARBORN BANCORP INC /MI/
filed 2010-08-16
CIK 895541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of July 31, 2010.

Class	Shares Outstanding

Common Stock	7,685,705

DEARBORN BANCORP, INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

The following condensed consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary are included in this report:

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets — June 30, 2010, December 31, 2009 and June 30, 2009	4

Condensed Consolidated Statements of Operation — For the Three And Six Months Ended June 30, 2010 and 2009	5

Condensed Consolidated Statements of Comprehensive Loss — For the Three and Six Months Ended June 30, 2010 and 2009	6

Condensed Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2010 and 2009	7

Notes to Condensed Consolidated Financial Statements	9-27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-47

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47-50

Item 4. Controls and Procedures	51

Part II. Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 1A Risk Factors	52-53

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 5. Other Information

SIGNATURES	54
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the accompanying condensed consolidated balance sheets of Dearborn Bancorp, Inc. as of June 30, 2010 and 2009 and the related condensed consolidated statements of operation and comprehensive loss for the three-month and six-month periods ended June 30, 2010 and 2009, and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.
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
BKD, llp
Indianapolis, Indiana
August 16, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)		(Unaudited)
(Dollars, in thousands)	6/30/2010	12/31/2009	6/30/2009
ASSETS
Cash and cash equivalents
Cash and due from banks	$7,088	$7,803	$25,475
Federal funds sold	57	156	1,425
Interest bearing deposits with banks	67,056	69,538	18,454

Total cash and cash equivalents	74,201	77,497	45,354

Mortgage loans held for sale	1,169	1,129	60
Securities available for sale	46,171	45,964	3,257
Securities held to maturity	336	336	—
Federal Home Loan Bank stock	3,698	3,698	3,698
Loans
Loans	783,032	833,136	882,568
Allowance for loan losses	(31,574)	(35,125)	(22,422)

Net loans	751,458	798,011	860,146

Premises and equipment, net	19,724	20,194	20,784
Real estate owned	23,976	23,435	17,434
Other intangible assets	—	—	4,195
Accrued interest receivable	3,181	3,562	3,512
Other assets	9,199	12,660	31,360

Total assets	$933,113	$986,486	$989,800

LIABILITIES
Deposits
Non-interest bearing deposits	$91,447	$83,873	$83,752
Interest bearing deposits	736,217	784,082	729,415

Total deposits	827,664	867,955	813,167

Other liabilities
Securities sold under agreements to repurchase	—	—	2,206
Federal Home Loan Bank advances	63,799	63,855	73,955
Accrued interest payable	941	1,046	1,104
Other liabilities	746	1,685	1,491
Subordinated debentures	10,000	10,000	10,000

Total liabilities	903,150	944,541	901,923

COMMITMENT AND CONTINGENT LIABILITIES	—	—	—

STOCKHOLDERS’ EQUITY
Common stock - 100,000,000 shares authorized, 7,685,705 at 6/30/10, 7,687,470 shares at 12/31/09 and 7,687,470 shares at 6/30/09	131,991	131,929	131,866
Accumulated deficit	(102,350)	(89,850)	(43,998)
Accumulated other comprehensive income (loss)	322	(134)	9

Total stockholders’ equity	29,963	41,945	87,877

Total liabilities and stockholders’ equity	$933,113	$986,486	$989,800

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share data)	6/30/10	6/30/09	6/30/10	6/30/09
Interest income
Interest on loans	$11,536	$13,286	$23,314	$27,096
Interest on securities, available for sale	157	178	325	434
Interest on deposits with banks	64	103	101	197
Interest on federal funds	—	6	1	12

Total interest income	11,757	13,573	23,741	27,739

Interest expense
Interest on deposits	2,925	5,458	6,468	11,456
Interest on other liabilities	376	578	762	1,229

Total interest expense	3,301	6,036	7,230	12,685

Net interest income	8,456	7,537	16,511	15,054
Provision for loan losses	11,803	13,610	11,903	24,337

Net interest income (loss) after provision for loan losses	(3,347)	(6,073)	4,608	(9,283)

Non-interest loss
Service charges on deposit accounts	380	375	723	730
Fees for other services to customers	49	37	85	62
Gain on the sale of loans	66	160	124	216
Gain on the sale of securities	—	270	69	465
Gain (loss) on the sale of real estate owned	43	(32)	32	(3)
Loss on the write-down of real estate owned	(3,693)	(1,506)	(4,349)	(1,860)
Other income	78	125	180	147

Total non-interest loss	(3,077)	(571)	(3,136)	(243)

Non-interest expense
Salaries and employee benefits	3,078	3,208	6,197	6,498
Occupancy and equipment expense	777	916	1,631	1,850
Amortization of intangible expense	—	199	—	397
FDIC assessment	1,125	833	2,075	1,181
Advertising and marketing	33	59	60	129
Stationery and supplies	75	109	147	220
Professional services	306	173	472	364
Data processing	174	238	360	466
Defaulted loan expense	1,054	926	2,089	1,687
Other operating expenses	583	442	942	822

Total non-interest expense	7,205	7,103	13,973	13,614

Loss before federal income tax benefit	(13,629)	(13,747)	(12,501)	(23,140)
Income tax benefit	—	(4,672)	—	(7,816)

Net loss	($13,629)	($9,075)	($12,501)	($15,324)

Per share data:
Net loss — basic	(1.78)	(1.19)	(1.63)	(2.00)
Net loss — diluted	(1.78)	(1.19)	(1.63)	(2.00)

Weighted average number of shares outstanding — basic	7,645,940	7,644,207	7,645,940	7,644,198
Weighted average number of shares outstanding — diluted	7,645,940	7,644,207	7,645,940	7,644,198
The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	06/30/10	06/30/09	6/30/10	6/30/09
Net loss	($13,629)	($9,075)	($12,501)	($15,324)
Other comprehensive income (loss) , net of tax
Unrealized gains on securities
Unrealized holding gains (losses) arising during period	381	(350)	387	(757)
Less: reclassification adjustment for gains included in net income	—	270	69	465
Tax effects	—	27	—	99

Other comprehensive income (loss)	381	(53)	456	(193)

Comprehensive income (loss)	($13,248)	($9,128)	($12,045)	($15,517)

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In thousands)	6/30/2010	6/30/2009
Cash flows from operating activities
Interest and fees received	$24,122	$27,726
Interest paid	(7,335)	(13,276)
Proceeds from sale of mortgages held for sale	10,254	21,654
Origination of mortgages held for sale	(10,170)	(19,561)
Taxes refunded	4,074	—
(Gain) loss on sale of real estate owned	32	(3)
Gain on sale of securities	(69)	465
Cash paid to suppliers and employees	(13,431)	(13,043)

Net cash provided by operating activities	7,477	3,962

Cash flows from investing activities
Sale of securities available for sale	8,289	50,126
Proceeds from calls, maturities and repayments of of securities available for sale	2,538	51,033
Purchases of securities available for sale	(10,689)	(21,459)
Purchase of Federal Home Loan Bank stock	—	(84)
Decrease in loans, net of payments received	28,276	24,281
Proceeds from the sale of real estate owned	1,215	1,217
Purchases of property and equipment	(55)	(177)

Net cash provided by investing activities	29,574	104,937

Cash flows from financing activities
Net decrease in non-interest bearing deposits	7,574	2,435
Net increase in interest bearing deposits	(47,865)	(127,663)
Increase (decrease) in other borrowings	—	(255)
Repayments on Federal Home Loan Bank advances	(56)	8,936

Net cash provided by financing activities	(40,347)	(116,547)

Decrease in cash and cash equivalents	(3,296)	(7,648)
Cash and cash equivalents at the beginning of year	77,497	53,002

Cash and cash equivalents at the end of year	$74,201	$45,354

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
(In thousands)	6/30/2010	6/30/2009
Reconciliation of net loss to net cash provided by operating activities
Net loss	($12,501)	($15,324)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	11,903	24,337
Depreciation and amortization expense	525	665
Restricted stock award expense	32	44
Stock option expense	32	39
Accretion of discount on investment securities	(41)	149
Amortization of premium on investment securities	222	—
Write-down of real estate owned	4,349	1,860
Amortization of intangible assets	—	397
(Increase) decrease in mortgages held for sale	(40)	1,774
(Increase) decrease in interest receivable	381	(13)
Decrease in interest payable	(105)	(591)
(Increase) decrease in other assets	3,659	(9,829)
Increase (decrease) in other liabilities	(939)	454

Net cash provided by operating activities	$7,477	$3,962

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$6,374	$10,803
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

The condensed consolidated financial statements of the Corporation as of June 30, 2010 and 2009, and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The condensed consolidated balance sheet of the Corporation as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. The operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of results of operations for the entire year.

The condensed consolidated financial statements as of June 30, 2010 and 2009, and for the three and six month periods ended June 30, 2010 and 2009 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2009 Annual Report on Form 10-K.

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

Factors in the basic and diluted income (loss) per share calculation follow (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
Basic
Net income	($13,629)	($9,075)	($12,501)	($15,324)

Weighted average common shares	7,645,940	7,644,188	7,645,940	7,644,198

Basic earnings per common share	($1.78)	($1.19)	($1.63)	($2.00)

Diluted
Net income	($13,629)	($9,075)	($12,501)	($15,324)

Weighted average common shares outstanding for basic earnings per common share	7,645,940	7,644,188	7,645,940	7,644,198

Add: Dilutive effects of assumed exercise of stock options	—	—	—	—

Average shares and dilutive potential common shares	7,645,940	7,644,188	7,645,940	7,644,198

Dilutive earnings per common share	($1.78)	($1.19)	($1.63)	($2.00)
Stock options for 549,975 and 592,777 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2010 and 2009, respectively, because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

A.	Accounting and Reporting Policies (con’t)

Current Accounting Developments

In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of the prior standard that are not consistent with the original intent and key requirements of the prior standard, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This guidance is included in the Codification as ASC 860. The Corporation adopted this guidance effective January 1, 2010. The adoption did not have a material impact on the Corporation’s financial position or statement of operations.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is included in the Codification as part of ASC 810. The Corporation adopted this guidance effective January 1, 2010. The adoption did not have a material impact on the Corporation’s financial position or statement of operations.

In January 2010, the FASB issued guidance for improving disclosures about fair value measurements. The guidance requires additional disclosure in two areas: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of Level 1 or Level 2, and (2) in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements. Increased disclosures regarding the transfers in/out of Level 1 and 2 are required for interim and annual periods beginning after December 15, 2009. Increased disclosures for the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010. The adoption of both parts of this guidance did not have a material impact on the Corporation’s consolidated financial position or statement of operations.

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010. The Corporation is currently evaluating the requirements of this guidance, but does not expect it to have a material impact on the Corporation’s consolidated financial position or statement of operations.

B.	Securities

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored agency securities	$2,008	$—	$—	$2,008
Corporate bonds	43,778	320	—	44,098
Mortgage backed securities	63	2	—	65

Totals	$45,849	$322	$—	$46,171

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored agency securities	$12,759	$20	($30)	$12,749
Corporate bonds	33,308	—	(197)	33,111
Mortgage backed securities	101	3	—	104

Totals	$46,168	$23	($227)	$45,964

The amortized cost and fair value of securities available for sale at June 30, 2010 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year through five years	$45,786	$46,106
Mortgage backed securities	63	65

Totals	$45,849	$46,171

The entire portfolio has a net unrealized gain of $322,000 at June 30, 2010, compared to net unrealized loss of $204,000 at December 31, 2009. The Corporation does not hold or utilize derivatives.
The Corporation did not hold any securities with unrealized losses at June 30, 2010.

B. Securities (con’t)
Sales of available for sale securities for the three and six month periods ended June 30, 2010 and 2009 are as follows (in thousands):

	For the three months ended		For the six months ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
Gross Gains	$—	$272	$69	$467
Gross Losses	—	2	—	2
Securities having a carrying value of $22,627,000 and $5,524,000 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure clearing requirements and borrowings.
The Corporation holds two single issuer trust preferred securities that are classified as securities held to maturity. The amortized cost and fair value of securities, held to maturity are listed below (in thousands):

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$336	$42	$—	$378

Totals	$336	$42	$—	$378

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$336	$—	$—	$336

Totals	$336	$—	$—	$336

The contractual maturity of these securities are over five years.
The single issuer trust preferred securities were evaluated for other than temporary impairment by determining the strength of the underlying issuer and its ability to make the contractual principal and interest payments.

B. Securities (con’t)
One issuer of a trust preferred security the Corporation holds is a bank holding company, headquartered in Michigan that owns commercial banks in several states. The Corporation received a third party valuation of this security and noted the cost basis exceeded the fair value of the security. Upon further analysis, the Corporation noted that the underlying issuer commenced deferral of interest payments on this trust preferred security for up to a period of five years. This issuer has been negatively impacted by the downturn in the economy and the asset quality issues that have impacted the financial services industry in the Michigan market. Various subsidiary banks held by this issuer have been downgraded to adequately-capitalized status as of June 30, 2010. The Corporation believes that based upon the continued deterioration of asset quality and regulatory capital ratio of this issuer results in an other-than-temporary impairment that is credit related. As a result, the Corporation recorded an other-than-temporary impairment charge of $414,000 during 2009.

Credit losses on debt securities held	Amount
Balance, January 1, 2010	$414

Additions related to other than temporary Losses not previously recognized	—

Balance, June 30, 2010	$414

C. Loans and Allowance for Loan Losses
Major categories of loans included in the loan portfolio are as follows (in thousands):

	6/30/10	12/31/09	06/30/09
Consumer loans	$28,017	$29,386	$30,270
Commercial, financial, & other	134,199	144,630	157,438
Land development loans — residential property	29,233	38,472	48,454
Land development loans — non residential property	9,427	11,644	13,405
Commercial real estate construction — residential property	11,060	13,287	13,125
Commercial real estate construction — non residential property	17,935	20,061	22,518
Commercial real estate mortgages	511,265	531,156	549,275
Residential real estate mortgages	41,896	44,500	48,083

	783,032	833,136	882,568
Allowance for loan losses	(31,574)	(35,125)	(22,422)

	$751,458	$798,011	$860,146

The following is a summary of non-performing assets and problems loans (in thousands):

	6/30/10	12/31/09	06/30/09
Troubled debt restructuring	$38,530	$59,420	$46,714
Over 90 days past due and still accruing	—	—	—
Non-accrual loans	75,146	49,341	57,610

Total non-performing loans	113,676	108,761	104,324

Real estate owned	23,976	23,435	17,434
Other repossessed assets	—	—	—

Other non-performing assets	23,976	23,435	17,434

Total non-performing assets	$137,652	$132,196	$121,758

The most significant proportion of the Bank’s non-performing loans continues to be in the land development and commercial real estate construction segments of the Bank’s loan portfolio. These loans comprise 9% of loans and 36% of non accrual loans at June 30, 2010. Management has implemented a strategy to decrease the amount of loans in these segments. These loans have decreased 19% during the first six months of 2010, while the loan portfolio has declined by 6% during the same period.
The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	16	$1,051
Commercial, financial, & other	46	14,134
Land development loans — residential property	19	17,001
Land development loans — non residential property	1	1,319
Commercial real estate construction — residential property	10	8,213
Commercial real estate construction — non residential property	1	333
Commercial real estate mortgages	65	30,530
Residential real estate mortgages	13	2,565

Total non-accrual loans	171	$75,146

C. Loans and Allowance for Loan Losses (con’t)
The increase in non-accrual loans during the period was primarily due to the downgrading of 66 loans to non-accrual status for $42,796,000 and partially offset by net charge-offs of $15,454,000 and the transfer of 12 loans to other real estate for $6,374,000. This increase was primarily due to the migration of previously identified classified loans. Of this increase, all but approximately $3,070,000 were identified at December 31, 2009 as classified loans with reserves for losses established accordingly. As these loans were identified as classified loans with the appropriate risk allocation in the allowance for loan losses at December 31, 2009, the migration of these loans to non-accrual status did not have a significant impact on the allowance for loan losses.
The following is an analysis of the allowance for loan losses (in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	06/30/10	12/31/09	06/30/09
Balance, beginning of year	$35,125	$14,452	$14,452

Charge-offs:
Consumer loans	419	1,154	539
Commercial, financial & other	2,725	4,878	2,490
Land development loans — residential property	7,185	9,441	5,308
Land development loans — non residential property	300	4,364	2,356
Commercial real estate construction — residential property	1,712	1,471	1,176
Commercial real estate construction — non residential property	36	1,981	430
Commercial real estate mortgages	3,023	6,919	3,708
Residential real estate mortgages	221	701	621
Recoveries:
Consumer loans	33	176	11
Commercial, financial & other	61	339	189
Land development loans — residential property	14	107	28
Commercial real estate construction — residential property	1	0	0
Commercial real estate mortgages	18	61	26
Residential real estate mortgages	40	36	7

Net charge-offs (recoveries)	15,454	30,190	16,367

Provision for loan losses	11,903	50,863	24,337

Balance, end of period	$31,574	$35,125	$22,422

Allowance to total loans	4.03%	4.22%	2.54%

Allowance to nonperforming assets	27.78%	32.30%	21.49%

Net charge-offs to average loans	1.90%	3.40%	1.80%

C.	Loans and Allowance for Loan Losses (con’t)
The Bank recorded net charge-offs of $15,454,000 during the six months ended June 30, 2010. Specific allocations of $4,058,000 were recorded on these loans at December 31, 2009. These specific allocations were assigned as of December 31, 2009 based on information that was received in 2010 but where deterioration of the credits related to events that occurred in 2009. Accordingly, the provision for loan losses related to the charge-off of these loans was recorded during the fourth quarter of 2009. Additionally, net charge-offs of $3,667,000 were due to a change in the methodology relating to the valuation of residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. The remaining charge-offs of $7,729,000 were due to the further deterioration of credits during 2010 and updated appraisals received during 2010. The reserves established for classified loans are based on the information currently available to the Corporation. However, in these challenging economic conditions, information could become known in the future that could materially alter our estimate.

A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the continuing decline during the first six months of 2010 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that impacted the automotive industry during 2009 and continues to impact the local economy. These conditions have had a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area and these loans represent 79% of the Bank’s loan portfolio. These conditions have led to an increase in the Bank’s classified assets during 2010. Management has recognized this trend in our analysis of the allowance for loan losses at June 30, 2010. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions. If collateral values continue to decline, additions to the allowance for loan losses will be required and will have an adverse effect on the Corporation’s earnings through increases to the provision for loan losses.
The aggregate balance in impaired loans are as follows (in thousands):

	06/30/10	12/31/09	06/30/09
Impaired loans with no allocated allowance for loan losses	$72,655	$83,226	$104,324
Impaired loans with allocated allowance for loan losses	44,080	43,553	—

Total	$116,735	$126,779	$104,324

Amount of the allowance for loan loss allocated	$10,460	$10,715	$—
These loans have been evaluated under impairment standards and have been either charged down to the collateral value or the collateral value exceeds the loan balance.

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
There were 29,391 shares forfeited during the six month ended June 30, 2010. There were no options exercised during the six months ended June 30, 2010. For the options outstanding at June 30, 2010, the range of exercise prices was $4.94 to $14.65 per share with a weighted-average remaining contractual term of 1.7 years. At June 30, 2010, options for 331,010 shares were exercisable at weighted average exercise price of $8.97 per share. There was no intrinsic value at June 30, 2010.
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
Stock Options Granted — Stock options were awarded to officers in 2005, 2006 and 2008. The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At June 30, 2010, there were stock options outstanding for 170,846 shares with a weighted average exercise price of $5.46 per share.
The Corporation recognized stock option compensation expense of $32,000 and $39,000 during the six months ended June 30, 2010 and 2009, respectively. Compensation cost of $62,000 and $26,000 is expected to be recognized during 2010 and 2011, respectively.
Restricted Stock Grants — Restricted stock was awarded to officers in 2005, 2006 and 2008. The restricted stock is eligible to vest three years from grant date. Upon full vesting, restricted shares are transferred to common shares. At June 30, 2010, there were 39,765 shares of restricted stock outstanding.

D.	Incentive Stock Plans (con’t)

The Corporation recognized restricted stock compensation expense of $31,000 and $44,000, respectively during the six months ended June 30, 2010 and 2009, respectively. Compensation cost of $62,000 and $26,000 is expected to be recognized during 2010 and 2011, respectively.
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
The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
At 6/30/2010	Value	(Level 1)	(Level 2)	(Level 3)
US Government sponsored agency securities	$2,008	$—	$2,008	$—
Corporate bonds	44,098	—	44,098	—
Mortgage backed securities	65	—	65	—

Total securities, available for sale	$46,171	$—	$46,171	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
At 12/31/2009	Value	(Level 1)	(Level 2)	(Level 3)
US Government sponsored agency securities	$12,749	$—	$12,749	$—
Corporate bonds	33,111	—	33,111	—
Mortgage backed securities	104	—	104	—

Total securities, available for sale	$45,964	$—	$45,964	$—

E.	Fair Value of Assets and Liabilities ( con’t)

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
The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 6/30/2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$64,432	$—	$—	$64,432
Other real estate	$11,176	$—	$—	$11,176

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 12/31/2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$60,905	$—	$—	$60,905
Other real estate	$7,601	$—	$—	$7,601

E.	Fair Value of Assets and Liabilities ( con’t)

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows (in thousands):

	At June 30, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$74,201	$74,201	$77,497	$77,497
Mortgage loans held for sale	1,169	1,186	1,129	1,146
Securities available for sale	46,171	46,171	45,964	45,964
Securities held to maturity	336	378	336	336
Federal Home Loan Bank Stock	3,698	3,698	3,698	3,698
Loans, net	783,032	780,204	833,136	829,122
Accrued interest receivable	3,181	3,181	3,562	3,562

Liabilities:
Deposits	827,664	828,241	867,955	871,177
Federal Home Loan Bank advances	63,799	64,318	63,855	64,275
Subordinated debentures	10,000	4,081	10,000	4,081
Accrued interest payable	941	941	1,046	1,046
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
Stockholders’ equity at June 30, 2010 was $29,963,000 compared to $41,945,000 as of December 31, 2009, a decrease of $11,982,000 or 29%. The decrease was due to the net loss during the period.

F.	Capital and Operating Matters (con’t)
Based on the respective regulatory capital ratios, the Bank is considered to be undercapitalized at June 30, 2010 and December 31, 2009.
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total capital (to risk weighted assets)
Consolidated	49,861	6.26%	63,693	8.00%	N/A	N/A
Bank	48,241	6.07%	63,540	8.00%	79,425	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	39,641	4.98%	31,846	4.00%	N/A	N/A
Bank	38,046	4.79%	31,770	4.00%	47,655	6.00%
Tier 1 capital (to average assets)
Consolidated	39,641	4.11%	38,545	4.00%	N/A	N/A
Bank	38,046	3.96%	38,462	4.00%	48,078	5.00%

As of December 31, 2009
Total capital (to risk weighted assets)
Consolidated	63,043	7.39%	68,264	8.00%	N/A	N/A
Bank	61,169	7.19%	68,105	8.00%	85,132	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	52,080	6.10%	34,132	4.00%	N/A	N/A
Bank	50,225	5.90%	34,053	4.00%	51,079	6.00%
Tier 1 capital (to average assets)
Consolidated	52,080	4.98%	41,838	4.00%	N/A	N/A
Bank	50,225	4.81%	41,776	4.00%	52,220	5.00%

F.	Capital and Operating Matters (con’t)
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
Applicable federal prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on its regulatory capital ratios, the Bank is undercapitalized at June 30, 2010. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.
The Corporation needs to raise sufficient capital during 2010 to return the Bank to well-capitalized status. Management is considering various sources of capital and estimates the need to raise approximately $50 million to be in compliance with its Consent Order with the FDIC and OFIR. Given the current economic environment, there can be no assurance the Corporation will be able to raise the estimated capital needed. Additionally, if real estate values in the Corporation’s market area continue to decline, this will negatively impact the loan portfolio and values of other real estate owned. Additional declines in real estate values would result in the need for additional provision expense resulting in increased losses and further reducing the Corporation’s and the Bank’s capital.
Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, action by the regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements and raise substantial doubt about the Corporation’s ability to continue as a going concern.

G.	Consent Order and Federal Reserve Bank Agreement

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
Completion of a senior management study by an independent consultant
Plans for the reduction of delinquencies and classified assets
Plans for lending and collection policies
Plans for the reduction of loan concentrations
The revision and implementation of a comprehensive strategic plan
The revision of its Liquidity Plan and the submission of weekly liquidity reports to the FDIC and OFIR
The Consent Order also includes a capital directive, which requires the Bank to have and maintain its level of tier 1 capital as a percentage of total assets (capital ratio) at a minimum of 9% and its level of qualifying total capital as a percentage of risk-weighted assets (total risk-based capital ratio) at a minimum of 12% . These ratios are in excess of the statutory minimums to be well-capitalized. At June 30, 2010, the Bank’s capital ratio was 3.96% and the Bank’s total risk-based capital ratio was 6.07%.
Additionally, the Bank is prohibited from declaring or paying any cash dividends without prior written consent of the FDIC.
As a result of the loss recorded during 2009, the capitalization status of the Bank declined from “well capitalized” to “undercapitalized.” As a result of the decline in the Bank’s capitalization level, the Bank is limited in its utilization of brokered deposits. The Bank is also restricted in the setting of deposit interest rates. Additionally, there are limitations in the borrowing terms and capacity with the Federal Reserve Bank. The Bank submitted a Capital Restoration Plan (“CRP”) to the FDIC and OFIR on December 15, 2009, due to our undercapitalized status based on our September 30, 2009 regulatory report of condition and income. An amended CRP was submitted to the FDIC and OFIR on May 18, 2010.

Federal Reserve Board Agreement
On June 15, 2010, Dearborn Bancorp, Inc. entered into a written agreement with the Federal Reserve Bank of Chicago (the “FRB”). The FRB Agreement prohibits Dearborn Bancorp, Inc. and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal or other sums on Dearborn Bancorp’s subordinated debentures; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.
Under the FRB Agreement, Dearborn Bancorp: must submit a written capital plan to the FRB by August 15, 2010 to maintain sufficient capital, on a consolidated basis. The plan shall, at a minimum, include: (a) the Company’s current and future capital requirements in compliance with FRB Regulation Y and the applicable capital adequacy guidelines for the Bank issued by the FDIC; (b) the adequacy of the Bank’s capital, taking into account the volume of classified credits, concentrations of credit, Allowance for Loan Losses, current and projected growth, and projected retained earnings; (c) the source and timing of additional funds necessary to fulfill the Company’s and Bank’s future capital requirements; (d) supervisory requests for additional capital at the Bank or the requirements of any supervisory action imposed on the Bank by the FDIC; and (e) the requirements of FRB Regulation Y that Dearborn Bancorp serve as a source of strength to the Bank.

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
The Corporation recorded a net loss of ($13,629,000) during the three months ended June 30, 2010, compared to a net loss of ($9,075,000) during the same period during 2009, an increase in the net loss of $4,554,000 or 50%. The Corporation recorded a net loss of ($12,501,000) during the six months ended June 30, 2010, compared to a net loss of ($15,324,000) during the same period during 2009, a decrease in the net loss of $2,823,000 or 18%. The losses experienced during these periods were primarily due to the provision for loan losses and expenses related to the carrying costs of non-performing assets.
The Corporation reported provision for loan losses of $11,803,000 for the three month period ended June 30, 2010, compared to $13,610,000 for the same period in 2009, a decrease of $1,807,000 or 13%. The provision for loan losses was primarily due to net charge-offs during the period. Charge-offs amounting to $3,667,000 were due to a change in the methodology utilized in the evaluation of appraisals of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. The decrease in provision for loan losses during the three months ended June 30, 2009 was largely offset by increased write-downs to real estate during the three months ended June 30, 2010. The Corporation reported write-downs on real estate of $3,693,000 for the three months ended June 30, 2010, compared to $1,506,000 for the same period in 2009, an increase of $2,187,000 or 145%. Write-downs to real estate in the amount of $1,581,000 were due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. The remaining write-downs on real estate were due to the decline in collateral values during 2010.
Therefore, the primary factor for the increase in the net loss during the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 was the income tax benefit recognized during the three months ended June 30, 2009. The Corporation reported income tax expense of $0 during the three month period ended June 30, 2010 compared to an income tax benefit of $4,672,000 during the same period in 2009.

The primary factor for the decrease in the net loss during the six month period ended June 30, 2010 was the decrease in the provision for loan loss during the six months ended June 30, 2010, which was partially offset by an increase in write-downs to real estate during the six months ended June 30, 2010 and the income tax benefit recognized during the six months ended June 30, 2009. The decrease in the provision for loan losses was further offset by increases in the FDIC assessment expense and defaulted loan expense. The Corporation reported provision for loan losses of $11,903,000 for the six month period ended June 30, 2010, compared to $24,337,000 for the same period in 2009, a decrease of $12,434,000 or 51%. The provision for loan losses were primarily due to net charge-offs during the period. However, certain loans that were charged off during 2010 had specific allocations of $4,058,000 in the allowance for loan loss at December 31, 2009. Therefore, the charge-off of these loans was already recognized in the allowance for loan losses and did not require a provision for loan loss. Additionally, charge-offs amounting to $3,667,000 were due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. The Corporation reported write-downs on real estate of $4,349,000 for the six months ended June 30, 2010, compared to $1,860,000 for the same period in 2009, an increase of $2,489,000 or 134%. Write-downs to real estate in the amount of $1,581,000 were due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. The remaining write-downs on real estate were due to the decline in collateral values during 2010.
The Corporation also reported income tax expense of $0 during the six months ended June 30, 2010, compared to an income tax benefit of $7,816,000 during the same period in 2009. The Corporation reported FDIC assessment expense of $2,075,000 for the six months ended June 30, 2010, compared to $1,181,000 during the same period in 2009, an increase of $894,000 or 76%. The Corporation reported defaulted loan expense of $2,089,000 for the six months ended June 30, 2010, compared to $1,687,000 during the same period in 2009, an increase of $402,000 or 24%.
As a result of the loss recorded during 2009, the capitalization status of the Bank declined from “well capitalized” to “undercapitalized.” As a result of the decline in the Bank’s capitalization level, the Bank is limited in its utilization of brokered deposits. The Bank is also restricted in the setting of deposit interest rates. Additionally, there are limitations in the borrowing terms and capacity with the Federal Reserve Bank. The Bank submitted a Capital Restoration Plan (“CRP”) to the FDIC and OFIR on December 15, 2009, due to our undercapitalized status based on our September 30, 2009 regulatory report of condition and income. An amended CRP was submitted to the FDIC and OFIR on May 18, 2010.

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
Net Interest Income
2010 Compared to 2009. As noted on the chart on the following page, net interest income for the three and six month periods ended June 30, 2010 was $8,456,000 and $16,511,000, compared to $7,537,000 and $15,054,000 for the same periods in 2009, an increase of $919,000 or 12% for the three month period and $1,457,000 or 10% for the six month period. This increase was caused primarily by the increasing spread between interest earning assets and interest bearing liabilities. The increase in the Corporation’s net interest spread and net interest margin was primarily due to the decline in the cost on interest bearing liabilities. The Corporation’s interest rate spread was 3.51% and 3.38% for the three and six month periods ended June 30, 2010 compared to 2.68% and 2.63% for the same periods in 2009. The Corporation’s interest rate spread was 3.68% and 3.56% for the three and six month periods ended June 30, 2010 compared to 3.01% and 2.97% for the same periods in 2009.
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

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$74,471	$64	0.34%	$51,839	$103	0.80%
Federal funds sold	57	0	0.00%	8,026	6	0.30%
Securities, available for sale	46,282	157	1.36%	46,310	178	1.54%
Loans	801,464	11,536	5.77%	898,739	13,286	5.93%

Sub-total earning assets	922,274	11,757	5.11%	1,004,914	13,573	5.42%
Other assets	41,345			62,037

Total assets	$963,619			$1,066,951

Liabilities and stockholders’ equity
Interest bearing deposits	$754,155	$2,925	1.56%	$816,083	$5,458	2.68%
Other borrowings	73,800	376	2.04%	68,951	578	3.36%

Sub-total interest bearing liabilities	827,955	3,301	1.60%	885,034	6,036	2.74%
Non-interest bearing deposits	89,846			82,304
Other liabilities	1,704			2,159
Stockholders’ equity	44,114			97,454

Total liabilities and stockholders’ equity	$963,619			$1,066,951

Net interest income		$8,456			$7,537

Net interest rate spread			3.51%			2.68%

Net interest margin on earning assets			3.68%			3.01%

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$69,904	$101	0.29%	$48,562	$197	0.82%
Federal funds sold	88	1	2.29%	7,616	12	0.32%
Securities, available for sale	49,908	325	1.31%	56,874	434	1.54%
Loans	814,275	23,314	5.77%	909,413	27,096	6.01%

Sub-total earning assets	934,175	23,741	5.12%	1,022,465	27,739	5.47%
Other assets	34,552			60,961

Total assets	$968,727			$1,083,426

Liabilities and stockholders’ equity
Interest bearing deposits	$761,906	$6,468	1.71%	$828,981	$11,456	2.79%
Other borrowings	73,814	762	2.08%	71,127	1,229	3.48%

Sub-total interest bearing liabilities	835,720	7,230	1.74%	900,108	12,685	2.84%
Non-interest bearing deposits	87,093			80,009
Other liabilities	2,072			2,072
Stockholders’ equity	43,842			101,237

Total liabilities and stockholders’ equity	$968,727			$1,083,426

Net interest income		$16,511			$15,054

Net interest rate spread			3.38%			2.63%

Net interest margin on earning assets			3.56%			2.97%

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

	Three Months Ended June 30, 2010/2009			Six Months Ended June 30, 2010/2009
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$20	(59)	($39)	$32	($128)	($96)
Federal funds sold	—	(6)	(6)	(86)	75	(11)
Investment securities, available for sale	—	(21)	(21)	(48)	(61)	(109)
Loans	(1,399)	(351)	(1,750)	(2,716)	(1,066)	(3,782)

Total earning assets	($1,379)	($437)	($1,816)	($2,818)	($1,180)	($3,998)

Liabilities
Interest bearing deposits	($234)	(2,299)	($2,533)	($533)	($4,455)	($4,988)
Other borrowings	25	(227)	(202)	32	(499)	(467)

Total interest bearing liabilities	($209)	($2,526)	($2,735)	($501)	($4,954)	($5,455)

Net interest income			$919			$1,457

Net interest rate spread			0.83%			0.75%

Net interest margin on earning assets			0.67%			0.60%

Provision for Loan Losses
2010 Compared to 2009. The provision for loan losses was $11,803,000 and $11,903,000 for the three and six month periods ended June 30, 2010, compared to $13,610,000 and $24,337,000 for the same periods in 2009, a decrease of $1,807,000 or 13% for the three month period and $12,434,000 or 51% for the six month period.
The provision for loan losses were primarily due to net charge-offs during the period. However, certain loans that were charged off during the six months ended June 30, 2010 had specific allocations of $4,058,000 in the allowance for loan loss at December 31, 2009. Therefore, the charge-off of these loans was already recognized in the allowance for loan losses and did not require a provision for loan loss. Additionally, charge-offs amounting to $3,667,000 during the three and six month periods ended June 30, 2010 were due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral.
Non-accrual loans were $75,146,000 at June 30, 2010 compared to $49,341,000 at December 31, 2009, an increase of $25,805,000 during the six months ended June 30, 2010. This increase was due to the migration of primarily previously identified classified loans. Of this increase, all but approximately $3,070,000 were identified at December 31, 2009 as classified loans with reserves for losses established accordingly.

The decline in the underlying collateral for the Bank’s non-performing loans, which are primarily due to the decline in economic conditions in Southeastern Michigan has continued during the six months ended June 30, 2010. This decline in economic conditions is heavily impacted by conditions and events that impacted the automotive industry during 2009, including the bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events continue to have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during 2010. Management has recognized this trend in our analysis of the allowance for loan losses at June 30, 2010.
The provision for loan losses for the three and six month periods ended June 30, 2010 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions.
Non-interest Income (Loss)
2010 Compared to 2009. Non-interest loss was ($3,077,000) and ($3,136,000) for the three and six month periods ended June 30, 2010, compared to non-interest loss of ($571,000) and ($243,000) for the same periods in 2009. The decrease in non-interest income was primarily due to the increase in write-downs on other real estate during 2010. During the six months ended June 30, 2010, the Corporation recorded write-downs on real estate in the amount of $4,349,000. Write-downs to real estate in the amount of $1,581,000 were due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. The remaining write-downs on real estate were due to the decline in collateral values during 2010.
When these transactions related to other real estate and securities are excluded, non-interest income for the three and six month periods ended June 30, 2010 amounts to $573,000 and $1,112,000 compared to $697,000 and $1,155,000 during the same periods in 2009, a decrease of $124,000 or 18% for the three month period and $43,000 or 4% for the six month period. This decrease is primarily caused by the decrease in the gain on sale of loans in 2010.
Non-interest Expense
2010 Compared to 2009. Non-interest expense was $7,205,000 and $13,973,000 for the three and six month periods ended June 30, 2010, compared to $7,103,000 and 13,614,000 for the same periods in 2009, an increase of $102,000 or 1% for the three month period and $359,000 or 3% for the six month period. The increase was primarily due to increases in defaulted loan expense and the FDIC assessment and partially offset by decreases to salaries and employee benefits, occupancy expense and the amortization of intangible assets.

Defaulted loan expense amounted to $1,054,000 and $2,089,000 during the three and six month periods ended June 30, 2010 compared to $926,000 and $1,687,000 during the same periods in 2009, an increase of $128,000 or 14% for the three month period and $402,000 or 24% for the six month period. This increase in defaulted loans expense was primarily due to the payment of property taxes, insurance, legal expenses and maintenance for real estate owned during the period.
The FDIC assessment amounted to $1,125,000 and $2,075,000 during the three and six month periods ended June 30, 2010 compared to $833,000 and $1,181,000 during the same periods in 2009, an increase of $292,000 or 35% for the three month period and $894,000 or 76% for the six month period. The increase in the FDIC assessment was due to the decline in the capitalization status to undercapitalized during the fourth quarter of 2009.
Salaries and employee benefits amounted to $3,078,000 and $6,197,000 for the three and six month periods ended June 30, 2010, compared to $3,208,000 and $6,498,000 for the same periods in 2009, a decrease of $130,000 or 4% for the three month period and $301,000 or 5% for the six month period. As of June 30, 2010, the number of full time equivalent employees was 194 compared to 205 as of June 30, 2009.
Income Tax Provision
2010 Compared to 2009. Income tax expense was $0 for the three and six month periods ended June 30, 2010, compared to an income tax benefit of $4,672,000 and $7,816,000 for the same periods in 2009. The benefit for the three and six month periods ended June 30, 2009 was the result of the pretax losses incurred during those periods. During 2009, the Corporation recorded a valuation allowance against the entire amount of its deferred tax asset. The Corporation has sufficient federal income tax carryforwards to offset any provision for federal income tax. Therefore, no income tax benefit was recorded for the three or six month periods ended June 30, 2010.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009
Assets. Total assets at June 30, 2010 were $933,113,000 compared to $986,486,000 at December 31, 2009, a decrease of $53,373,000 or 5%. The decrease was primarily due to the decrease in loans.
Interest bearing deposits with banks. Total interest bearing deposits with banks at June 30, 2010 were $67,056,000 compared to $69,538,000 at December 31, 2009, a decrease of $2,482,000 or 4%. The decrease is primarily due to the Bank’s decision to invest funds in time deposits of other banks in denominations less than the fully insured limit of $250,000 and to retain excess funds with the Federal Reserve Bank to improve our liquidity and capital position. Interest bearing deposits with banks consists primarily of overnight deposits with the Federal Reserve Bank, business accounts with other correspondents banks and time deposits from other banks. These time deposits are fully insured and mature in less than thirty months.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at June 30, 2010 were $1,169,000 compared to $1,129,000 at December 31, 2009, an increase of $40,000 or 4%. This increase was a result of the increase in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at June 30, 2010 were $46,171,000 compared to $45,964,000 at December 31, 2009, an increase of $207,000 or 1%. The increase is the result of the fluctuation in the market value of securities, available for sale that are held by the Corporation.
Please refer to Note B of the Notes to Condensed Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized gain of $322,000 at June 30, 2010. The unrealized gain is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $3,698,000 at June 30, 2010 and December 31, 2009.
Loans. Total loans at June 30, 2010 were $783,032,000 compared to $833,136,000 at December 31, 2009, a decrease of $50,104,000 or 6%. The decrease was primarily due to net charge-offs of $15,454,000, the transfer of loans in the amount of $6,374,000 to other real estate and normal loan amortization during the period. Management expects loan balances to continue to decline during 2010. Major categories of loans included in the loan portfolio are as follows (in thousands):

	6/30/10	12/31/09	06/30/09
Consumer loans	$28,017	$29,386	$30,270
Commercial, financial, & other	134,199	144,630	157,438
Land development loans — residential property	29,233	38,472	48,454
Land development loans — non residential property	9,427	11,644	13,405
Commercial real estate construction — residential property	11,060	13,287	13,125
Commercial real estate construction — non residential property	17,935	20,061	22,518
Commercial real estate mortgages	511,265	531,156	549,275
Residential real estate mortgages	41,896	44,500	48,083

	783,032	833,136	882,568
Allowance for loan losses	(31,574)	(35,125)	(22,422)

Total loans	$751,458	$798,011	$860,146

The following is a summary of non-performing assets and problems loans (in thousands):

	6/30/10	12/31/09	06/30/09
Troubled debt restructuring	$38,530	$59,420	$46,714
Over 90 days past due and still accruing	—	—	—
Non-accrual loans	75,146	49,341	57,610

Total non-performing loans	113,676	108,761	104,324

Real estate owned	23,976	23,435	17,434
Other repossessed assets	—	—	—

Other non-performing assets	23,976	23,435	17,434

Total non-performing assets	$137,652	$132,196	$121,758

The increase in non-performing loans was largely due to the increase in non-accrual loans, which amount to $75,146,000, $81,163,000 and $49,341,000 at June 30, 2010, March 31, 2010 and December 31, 2009, respectively, and were substantially offset by the decrease in loans that qualify as troubled debt restructuring, which amounted to $38,530,000, $31,737,000 and $59,420,000 at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	16	$1,051
Commercial, financial, & other	46	14,134
Land development loans — residential property	19	17,001
Land development loans — non residential property	1	1,319
Commercial real estate construction — residential property	10	8,213
Commercial real estate construction — non residential property	1	333
Commercial real estate mortgages	65	30,530
Residential real estate mortgages	13	2,565

Total non-accrual loans	171	$75,146

The increase in non-accrual loans during the period was primarily due to the downgrading of 66 loans to non-accrual status for $42,796,000 and partially offset by net charge-offs of $15,454,000 and the transfer of 12 loans to other real estate for $6,374,000. This increase was primarily due to the migration of previously identified classified loans. A summary of the loans transferred to non-accrual status during the six months ended June 30, 2010 is listed below:

	Number of Loans	Balance
Consumer Loans	4	$393
Commercial Loans	16	7,355
Land Development — Residential	9	11,328
Commercial Construction Loans — Residential	2	4,037
Commercial Construction Loans — Non Residential	1	333
Commercial Mortgage Loans	30	18,563
Residential Mortgages Loans	4	786

Totals	66	$42,796

Loans qualifying as troubled debt restructuring amounted to $38,530,000 and $59,420,000 at June 30, 2010 and December 31, 2009, respectively. These loans qualified as troubled debt restructuring primarily due to the temporary change in payment type from principal and interest to interest only or the lengthening the amortization period of certain loans. Loans categorized as troubled debt restructuring at June 30, 2010 are in compliance with their modified terms, with the exception of one loan amounting to $1,136,000 that was sixty days past due and two loans amounting to $653,000 that were thirty days past due. The specific allowance of loans categorized as troubled debt restructuring was $4,608,000 and $5,452,000 at June 30, 2010 and December 31, 2009, respectively.
The most significant proportion of the Bank’s non-performing loans continues to be in the land development and commercial real estate construction segments of the Bank’s loan portfolio. These loans comprise 9% of loans and 36% of non accrual loans at June 30, 2010. Management has implemented a strategy to decrease the amount of loans in these segments. These loans have decreased 19% during 2010, while the loan portfolio has declined by 6%.
Management has identified substandard loans over $500,000. These loans are individually discussed by management and strategies are developed and implemented to manage these loans most effectively.

Allowance for Loan Losses. The allowance for loan losses was $31,574,000 at June 30, 2010 compared to $35,125,000 at December 31, 2009, a decrease of $3,551,000 or 10%. The percentage of allowance for loan loss to loans was 4.03%, 4.22% and 2.54% at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The Corporation recorded net charge-offs of $15,454,000 during the six months ended June 30, 2010. Charge-offs amounting to $3,667,000 were due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. Additionally, charge-offs amounting to $4,058,000 had specific allocations in the allowance for loan loss at December 31, 2009. These specific allocations were assigned because certain charge-offs recorded during the first six months of 2010 were based on information that was received in 2010 but was relevant to the fair value of the collateral at December 31, 2009. The remaining charge-offs, which amount to $7,729,000 were due to the deterioration of non-performing loans during the period.
A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the continuing decline in the first six months of 2010 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area and these loans represent 79% of the Bank’s loan portfolio. These conditions have led to an increase in the Bank’s classified assets during 2010. Management has recognized this trend in our analysis of the allowance for loan losses at June 30, 2010. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions. If collateral values continue to decline, additions to the allowance for loan losses will be required and will have an adverse effect on the Corporation’s earnings through increases to the provision for loan losses.
The following is an analysis of the allowance for loan losses (in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	06/30/10	12/31/09	06/30/09
Balance, beginning of year	$35,125	$14,452	$14,452

Charge-offs:
Consumer loans	419	1,154	539
Commercial, financial & other	2,725	4,878	2,490
Land development loans — residential property	7,185	9,441	5,308
Land development loans — non residential property	300	4,364	2,356
Commercial real estate construction — residential property	1,712	1,471	1,176
Commercial real estate construction — non residential property	36	1,981	430
Commercial real estate mortgages	3,023	6,919	3,708
Residential real estate mortgages	221	701	621
Recoveries:
Consumer loans	33	176	11
Commercial, financial & other	61	339	189
Land development loans — residential property	14	107	28
Commercial real estate construction — residential property	1	—	—
Commercial real estate mortgages	18	61	26
Residential real estate mortgages	40	36	7

Net charge-offs (recoveries)	15,454	30,190	16,367

Provision for loan losses	11,903	50,863	24,337

Balance, end of period	$31,574	$35,125	$22,422

Allowance to total loans	4.03%	4.22%	2.54%

Allowance to nonperforming assets	27.78%	32.30%	21.49%

Net charge-offs to average loans	1.90%	3.40%	1.80%

Premises and Equipment. Bank premises and equipment at June 30, 2010 were $19,724,000 compared to $20,194,000 at December 31, 2009, a decrease of $470,000 or 2%. The decrease is primarily due to depreciation during the period.
Other Real Estate. Other real estate at June 30, 2010 was $23,976,000 compared to $23,435,000 at December 31, 2009, an increase of $541,000 or 2%. The distribution of other real estate by property type is listed below (in thousands):

	Number of
Property Type	Properties	Amount
Single Family Homes	31	$2,880
Condominium	1	727
Vacant Land	19	8,489
Commercial	7	6,208
Office/Retail	8	5,672

Total	66	$23,976

Other real estate is comprised of real estate owned of $20,080,000 and real estate in redemption status of $3,896,000. Fourteen properties with a book value of $2,985,000 are currently generating rental income.
Accrued Interest Receivable. Accrued interest receivable at June 30, 2010 was $3,181,000 compared to $3,562,000 at December 31, 2009, a decrease of $381,000 or 11%. The decrease was primarily due to the decrease in the accrued interest receivable on loans.

Other Assets. Other assets at June 30, 2010 were $9,199,000 compared to $12,660,000 at December 31, 2009, a decrease of $3,461,000 or 27%. The decrease was primarily due to the receipt of income tax refunds in the amount of $3,815,000 and $259,000 for the years ended December 31, 2006 and 2007, respectively.
Deposits. Total deposits at June 30, 2010 were $827,664,000 compared to $867,955,000 at December 31, 2009, a decrease of $40,291,000 or 5%. The following is a summary of the distribution of deposits (in thousands):

	06/30/10	12/31/09	06/30/09
Non-interest bearing:
Demand	$91,447	$83,873	$83,752

Interest bearing:
Checking	$79,195	$83,087	$106,669
Money market	57,476	52,412	72,394
Savings	43,343	43,343	52,017
Time, under $100,000	287,761	301,829	221,980
Time, $100,000 and over	268,442	303,411	276,355

	736,217	784,082	729,415

Total deposits	$827,664	$867,955	$813,167

The decrease in deposits was primarily due to the decrease in brokered time deposits during a period of decreasing interest rates and the accelerated liquidation of a wholesale money market deposit program by management. Management continues to implement a strategy to change the mix of the deposit portfolio by limiting its exposure to wholesale deposits and focusing on retail deposits.
The Bank has implemented a strategy to utilize retail deposits as the primary funding for the Bank’s growth. Public funds and secured borrowings are also utilized as funding sources. The mix of these sources is determined by the Bank’s Asset and Liability Committee.
Public funds consist of interest checking and time deposits of local governmental units. They are the result of strong relationships between the Bank and the communities in the Bank’s marketing area.
Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $0, $17,544,000 and $61,322,000 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

The following is a summary of the distribution of municipal deposits (in thousands):

	06/30/10	12/31/09	06/30/09
Interest bearing checking	$2,819	$2,715	$2,577
Time, $100,000 and over	3,672	4,366	15,326

Total municipal deposits	$6,491	$7,081	$17,903

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $63,799,000 at June 30, 2010 compared to $63,855,000 at December 31, 2009, a decrease of $56,000. The decrease was due to the scheduled partial repayment of a Federal Home Loan Bank advance.
Accrued Interest Payable. Accrued interest payable at June 30, 2010 was $941,000 compared to $1,046,000 at December 31, 2009, a decrease of $105,000 or 10%. The decrease was primarily due to the decreasing cost of deposits.
Other Liabilities. Other liabilities at June 30, 2010 were $746,000 compared to $1,685,000 at December 31, 2009, a decrease of $939,000 or 56%. The decrease was primarily due to the decrease in accrued liabilities during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at June 30, 2010 and December 31, 2009. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. Debt issue costs of $300,000 have been entirely amortized. During the third quarter of 2009, the Corporation elected to defer regularly scheduled quarterly interest payments on the Corporation’s subordinated debentures. The terms of the subordinated debentures allow for the deferral of regularly scheduled quarterly interest payments for up to twenty consecutive quarters.
Capital
Stockholders’ equity at June 30, 2010 was $29,963,000 compared to $41,945,000 as of December 31, 2009, a decrease of $11,982,000 or 29%. The decrease was due to the net loss during the period.

The Corporation has experienced large net losses during 2008, 2009 and 2010 due to the continued decline in economic conditions in Southeastern Michigan. The recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees have negatively affected the operating results even though the Corporation does not have any direct exposure to the automotive industry. Additionally, economic conditions have continued to erode the value of residential real estate and commercial real estate in the Bank’s market area causing write-downs in the real estate owned portfolio further contributing to net losses.
The regulatory capital ratios of the Corporation’s and the Bank are presented in Note F. Based on the respective regulatory capital ratios, the Bank is considered to be undercapitalized at June 30, 2010 and December 31, 2009. The decline in the Bank’s regulatory capital position has been caused primarily by the losses sustained by the Bank.
The capital ratios disclosed in the middle column of the table in Note F are minimum requirements. Higher capital ratios may be required by federal and state bank regulators if warranted by the particular circumstances or risk profiles of specific institutions.
Applicable federal prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on its regulatory capital ratios at June 30, 2010, the Bank is undercapitalized. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.
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
The Corporation needs to raise sufficient capital during 2010 to return the Bank to well-capitalized status. Management is considering various sources of capital and estimates the need to raise approximately $50 million in capital to be in compliance with its Consent Order with the FDIC and OFIR. Given the current economic environment, there can be no assurance the Corporation will be able to raise the estimated capital needed.
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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2010, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$57	$—	$—	$—	$57
Interest bearing deposits with Banks	67,056	—	—	—	67,056
Mortgage loans held for sale	1,169	—	—	—	1,169
Securities available for sale	—	5,116	41,055	—	46,171
Federal Home Loan Bank stock	3,698	—	—	—	3,698
Total loans, net of non-accrual	148,097	114,587	414,889	30,313	707,886

Total earning assets	220,077	119,703	455,944	30,313	826,037

Interest bearing liabilities
Total interest bearing deposits	386,016	234,026	115,908	267	736,217
Federal Home Loan Bank advances	34,083	19,500	10,216	—	63,799
Other Borrowings	—	—	—	—	—
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	430,099	253,526	126,124	267	810,016

Net asset (liability) funding gap	(210,022)	(133,823)	329,820	30,046	$16,021

Cumulative net asset (liability) funding gap	($210,022)	($343,845)	($14,025)	$16,021

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

The following tables provide information about the Bank’s contractual obligations and commitments at June 30, 2010 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Certificates of deposit	$440,029	$114,237	$1,671	$267	$556,204
Long-term borrowings	53,584	10,215	—	—	63,799
Lease commitments	675	653	286	—	1,614
Subordinated debentures	—	—	—	10,000	10,000

Totals	$494,288	$125,105	$1,957	$10,267	$631,617

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Unused loan commitments	$28,026	$6,617	$5,793	$7,911	$48,347
Standby letters of credit	448	1,500	—	—	1,948

Totals	$28,474	$8,117	$5,793	$7,911	$50,295

Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2010.
Internal Controls Over Financial Reporting — There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

DEARBORN BANCORP, INC. AND SUBSIDIARY
FORM 10-Q (continued)
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the risk factors disclosed in the Corporation’s annual report on Form 10-K for the year ended December 31, 2009, the following risk factors may affect the Corporation’s business, financial condition or results of operations. All of the risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because they could cause the actual results and conditions to differ materially from those projected in forward-looking statements. The risks highlighted here and in the Corporation’s annual report are not the only ones the Corporation faces. If the adverse matters referred to in any of the risk factors actually occurs, the Corporation’s business, financial condition or operations could be adversely and materially affected. In that case, the trading price of the Corporation’s common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
We are subject to restrictions and conditions of a Consent Order issued by the FDIC and OFIR, and an FRB Written Agreement. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with these enforcement actions, Failure to comply with the Consent Order or the FRB Written Agreement could result in additional enforcement action against us, including the imposition of further operating restrictions and monetary penalties.
The FDIC and OFIR have issued a Consent Order with Fidelity Bank and the Company has entered into an FRB Written Agreement. The Consent Order contains a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified assets, operating restrictions and restrictions on dividend payments by the Bank. These restrictions may impede our ability to operate our own business. Certain directives are listed below:
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

If we fail to comply with the terms and conditions of the Consent Order or the FRB Written Agreement, the appropriate regulatory authority could take additional enforcement action against us, including the imposition further operating restrictions and monetary penalties. We could also be directed to seek a merger partner. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the enforcement actions, and we will incur ongoing expenses attributable to compliance with the terms of the enforcement actions. Although we do not expect it, it is possible regulatory compliance expenses related to the enforcement actions could have a material adverse impact on us in the future. In addition, our ability to independently make certain changes to our business is restricted by the terms of the Consent Order and the FRB Written Agreement, which could negatively impact the scope and flexibility of our business activities. While we believe that we will be able to take actions that will result in the Consent Order and the FRB Written Agreement being terminated in the future, we cannot guarantee that such actions will result in the termination of the Consent Orders and / or the FRB Written Agreement. Further, the imposition of the Consent Order and the FRB Written Agreement may make it more difficult to attract and retain qualified employees.
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
On May 18, 2010, at the Annual Meeting of Shareholders, the Shareholders of Dearborn Bancorp, Inc. approved an amendment to increase the number of authorized shares of common stock from 20,000,000 shares to 100,000,000 shares. The voting results were as follows:

Total For	Total Against	Total Abstain
5,970,651	161,163	169,504
On May 18, 2010, at the Annual Meeting of Shareholders, the Shareholders of Dearborn Bancorp, Inc. re-elected four directors to serve for a term of three years expiring in 2013. The results of the voting were as follows:

Nominee	Total For	Total Against	Total Abstain
Margaret I Campbell	2,890,605	0	43,947
John E. Demmer	2,763,082	0	171,470
Michael V. Dorian Jr.	2,891,227	0	41,248
Donald G. Karcher	2,895,561	0	38,991
ITEM 6. EXHIBITS

Exhibit 31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 13, 2010

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