Form 10-Q
period 2010-09-30
DEARBORN BANCORP INC /MI/
filed 2010-11-15
CIK 895541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2010

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

DEARBORN BANCORP, INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

The following condensed consolidated financial statements of Dearborn Bancorp, Inc. and its subsidiary are included in this report:

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets – September 30, 2010, December 31, 2009 and September 30, 2009	4

Condensed Consolidated Statements of Operation — For the Three And Nine Months Ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Comprehensive Loss – For the Three and Nine Months Ended September 30, 2010 and 2009	6

Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2010 and 2009	7

Notes to Condensed Consolidated Financial Statements	9-28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-48

Item 3. Quantitative and Qualitative Disclosures about Market Risk	49-52

Item 4. Controls and Procedures	53

Part II. Other Information:

Pursuant to SEC rules and regulations, the following item(s) are included with the Form 10-Q Report:

Item 1A Risk Factors	54
Item 6. Exhibits	55

Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q as inapplicable or to which the answer is negative:

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information

SIGNATURES	56
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the accompanying condensed consolidated balance sheets of Dearborn Bancorp, Inc. as of September 30, 2010 and 2009 and the related condensed consolidated statements of operation and comprehensive loss for the three-month and nine-month periods ended September 30, 2010 and 2009, and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.
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
BKD, LLP
Indianapolis, Indiana
November 15, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars, in thousands)	9/30/2010	12/31/2009	9/30/2009
ASSETS
Cash and cash equivalents
Cash and due from banks	$7,136	$7,803	$17,330
Federal funds sold	56	156	6,206
Interest bearing deposits with banks	70,216	69,538	117,732

Total cash and cash equivalents	77,408	77,497	141,268

Mortgage loans held for sale	572	1,129	1,449
Securities available for sale	46,372	45,964	13,547
Securities held to maturity	250	336	363
Federal Home Loan Bank stock	3,698	3,698	3,698
Loans
Loans	760,683	833,136	862,664
Allowance for loan losses	(29,831)	(35,125)	(28,373)

Net loans	730,852	798,011	834,291

Premises and equipment, net	19,415	20,194	20,477
Real estate owned	25,043	23,435	15,472
Accrued interest receivable	3,301	3,562	3,619
Other assets	9,820	12,660	8,153

Total assets	$916,731	$986,486	$1,042,337

LIABILITIES
Deposits
Non-interest bearing deposits	$87,205	$83,873	$89,329
Interest bearing deposits	722,213	784,082	815,625

Total deposits	809,418	867,955	904,954

Other liabilities
Securities sold under agreements to repurchase	—	—	2,302
Federal Home Loan Bank advances	63,716	63,855	73,855
Accrued interest payable	972	1,046	956
Other liabilities	2,471	1,685	2,380
Subordinated debentures	10,000	10,000	10,000

Total liabilities	886,577	944,541	994,447

COMMITMENT AND CONTINGENT LIABILITIES	—	—	—

STOCKHOLDERS’ EQUITY
Common stock — no par value 100,000,000 shares authorized, 7,685,705 at 9/30/10, 7,687,470 shares at 12/31/09 and 7,687,470 shares at 9/30/09	131,929	131,929	131,898
Accumulated deficit	(101,626)	(89,850)	(84,043)
Accumulated other comprehensive income (loss)	(149)	(134)	35

Total stockholders’ equity	30,154	41,945	47,890

Total liabilities and stockholders’ equity	$916,731	$986,486	$1,042,337

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share data)	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Interest income
Interest on loans	$11,328	$13,135	$34,642	$40,231
Interest on securities, available for sale	276	33	601	467
Interest on deposits with banks	115	76	216	273
Interest on federal funds	—	2	1	14

Total interest income	11,719	13,246	35,460	40,985

Interest expense
Interest on deposits	2,578	4,806	9,046	16,262
Interest on other borrowings	285	504	858	1,523
Interest on subordinated debentures	106	110	295	320

Total interest expense	2,969	5,420	10,199	18,105

Net interest income	8,750	7,826	25,261	22,880
Provision for loan losses	500	14,185	12,403	38,522

Net interest income (loss) after provision for loan losses	8,250	(6,359)	12,858	(15,642)

Non-interest income
Service charges on deposit accounts	366	388	1,089	1,118
Fees for other services to customers	35	33	120	95
Gain on the sale of loans	54	37	178	253
Gain on the sale of securities	470	—	539	465
Other than temporary impairment on securities, held to maturity
Portion of loss recognized in other comprehensive income before taxes
Net impairment losses recognized in earnings	—	(387)	—	(387)
Gain (loss) on the sale of real estate owned	(38)	(154)	(6)	(157)
Loss on the write-down of real estate owned	(960)	(639)	(5,309)	(2,499)
Write-down of other assets	—	—	—	(100)
Other income	91	122	271	369

Total non-interest income (loss)	18	(600)	(3,118)	(843)

Non-interest expense
Salaries and employee benefits	3,050	3,159	9,247	9,657
Occupancy and equipment expense	857	903	2,488	2,753
Amortization of intangible expense	—	4,195	—	4,592
FDIC assessment	1,075	672	3,150	1,853
Advertising and marketing	42	48	102	177
Stationery and supplies	82	120	229	340
Professional services	490	234	962	598
Data processing	180	219	540	685
Defaulted loan expense	1,184	1,827	3,273	3,514
Other operating expenses	577	433	1,519	1,255

Total non-interest expense	7,537	11,810	21,510	25,424

Income (loss) before federal income tax expense	731	(18,769)	(11,770)	(41,909)

Income tax expense	100	21,276	100	13,460

Net income (loss)	$631	$(40,045)	$(11,870)	$(55,369)

Per share data:
Net income (loss) — basic	0.08	(5.24)	(1.55)	(7.24)
Net income (loss) — diluted	0.08	(5.24)	(1.55)	(7.24)

Weighted average number of shares outstanding — basic	7,645,940	7,645,940	7,645,940	7,644,785
Weighted average number of shares outstanding — diluted	7,645,940	7,645,940	7,645,940	7,644,785
The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	9/30/10	9/30/09	9/30/10	9/30/09
Net loss	$631	$(40,045)	$(11,870)	$(55,369)
Other comprehensive income (loss) , net of tax
Unrealized gains on securities
Unrealized holding gains (losses) arising during period	(941)	424	(554)	(333)
Less: net unrealized loss on securities, held to maturity which has been recognized in income		(387)	—	(387)
Less: reclassification adjustment for gains included in net income	470	—	539	465
Tax effects	—	(11)	—	88

Other comprehensive income (loss)	(471)	26	(15)	(167)

Comprehensive income (loss)	$160	$(40,019)	$(11,885)	$(55,536)

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In thousands)	9/30/2010	9/30/2009
Cash flows from operating activities
Interest and fees received	$35,721	$40,865
Interest paid	(10,273)	(18,844)
Proceeds from sale of mortgages held for sale	16,190	26,150
Origination of mortgages held for sale	(15,455)	(25,512)
Taxes refunded	4,074	—
(Gain) loss on sale of real estate owned	6	32
Gain on sale of securities	(539)	465
Cash paid to suppliers and employees	(18,568)	(16,288)

Net cash provided by operating activities	11,156	6,868

Cash flows from investing activities
Sale of securities available for sale	52,116	49,661
Proceeds from calls, maturities and repayments of of securities available for sale	2,908	52,067
Purchases of securities available for sale	(55,444)	(32,777)
Purchase of Federal Home Loan Bank stock	—	(84)
(Increase) decrease in loans, net of payments received	44,803	33,336
Proceeds from the sale of real estate owned	3,036	4,165
Purchases of property and equipment	12	(206)

Net cash used in investing activities	47,431	106,162

Cash flows from financing activities
Net decrease in non-interest bearing deposits	3,332	8,012
Net increase in interest bearing deposits	(61,869)	(41,453)
Increase (decrease) in other borrowings	—	(159)
Repayments on Federal Home Loan Bank advances	(139)	8,836

Net cash provided by financing activities	(58,676)	(24,764)

Increase (decrease) in cash and cash equivalents	(89)	88,266
Cash and cash equivalents at the beginning of year	77,497	53,002

Cash and cash equivalents at the end of year	$77,408	$141,268

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended
(In thousands)	9/30/2010	9/30/2009
Reconciliation of net loss to net cash provided by operating activities
Net loss	($11,870)	($55,369)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	12,403	38,522
Depreciation and amortization expense	767	1,001
Restricted stock award expense	47	61
Stock option expense	47	54
Accretion of discount on investment securities	(123)	(54)
Amortization of premium on investment securities	277	237
Impairment of investment securities	—	387
Write-down of real estate owned	5,309	2,499
Amortization of intangible assets	—	595
Impairment of intangible assets	—	3,997
Decrease in mortgages held for sale	557	385
(Increase) decrease in interest receivable	261	(120)
Decrease in interest payable	(74)	(739)
Decrease in other assets	2,769	14,069
Increase in other liabilities	786	1,343

Net cash provided by operating activities	$11,156	$6,868

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$9,953	$12,511
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

The condensed consolidated financial statements of the Corporation as of September 30, 2010 and 2009, and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The condensed consolidated balance sheet of the Corporation as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. The operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results of operations for the entire year.

The condensed consolidated financial statements as of September 30, 2010 and 2009, and for the three and nine month periods ended September 30, 2010 and 2009 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2009 Annual Report on Form 10-K.

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

Factors in the basic and diluted income (loss) per share calculation follow (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Basic
Net income (loss)	$631	$(40,045)	$(11,870)	$(55,369)

Weighted average common shares	7,645,940	7,645,940	7,645,940	7,644,785

Basic earnings (loss) per common share	$0.08	$(5.24)	$(1.55)	$(7.24)

Diluted
Net income (loss)	$631	$(40,045)	$(11,870)	$(55,369)

Weighted average common shares outstanding for basic earnings (loss) per common share	7,645,940	7,645,940	7,645,940	7,644,785

Add: Dilutive effects of assumed exercise of stock options	—	—	—	—

Average shares and dilutive potential common shares	7,645,940	7,645,940	7,645,940	7,644,785

Dilutive earnings (loss) per common share	$0.08	$(5.24)	$(1.55)	$(7.24)
Stock options for 549,342 and 542,511 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2010 and 2009, respectively, because they were antidilutive. All share and per share amounts have been adjusted for stock dividends.

A.	Accounting and Reporting Policies (con’t)

Current Accounting Developments

FASB ASU 2009-16, Transfers and Servicing (Topic 860); Accounting for Transfers of Financial Assets — ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Corporation adopted ASU 2009-16 effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note E — Disclosures About Fair Value of Assets and Liabilities. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect to the Corporation’s financial statement disclosure upon adoption of this ASU.

ASU No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance for us. The impact of ASU 2010-09 on our disclosures is reflected in Subsequent Events footnote.

FASB ASU 2010-18 — Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The Corporation has adopted ASU 2010-18, but does not anticipate that its adoption will have an impact on its financial statements.

A.	Accounting and Reporting Policies (con’t)

ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.

For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Corporation anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

B.	Securities

The amortized cost and fair value of securities available for sale are as follows (in thousands):

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored agency securities	$2,007	—	$(4)	$2,003
Mortgage backed securities	44,514	104	(249)	44,369

Totals	$46,521	$104	$(253)	$46,372

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Government sponsored agency securities	$12,759	$20	$(30)	$12,749
Corporate bonds	33,308	—	(197)	33,111
Mortgage backed securities	101	3	—	104

Totals	$46,168	$23	$(227)	$45,964

B.	Securities (con’t)
The amortized cost and fair value of securities available for sale at September 30, 2010 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year through five years	$2,007	$2,003
Mortgage backed securities	44,514	44,369

Totals	$46,521	$46,372

The entire portfolio has a net unrealized loss of $149,000 at September 30, 2010, compared to net unrealized loss of $204,000 at December 31, 2009.

Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	September 30, 2010
Investment category	Less than one year		One year or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US Government sponsored entity securities	$2,003	$(4)	$—	$—	$2,003	$(4)
Mortgage backed securities	15,966	(249)	—	—	15,966	(249)

Total temporarily impaired	$17,969	$(253)	$—	$—	$17,969	$(253)

	December 31, 2009
Investment category	Less than one year		One year or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US Government sponsored entity securities	$6,657	$(30)	$—	$—	$6,657	$(30)
Corporate bonds	33,111	(197)	—	—	33,111	(197)

Total temporarily impaired	$39,768	$(227)	$—	$—	$39,768	$(227)

B.	Securities (con’t)
Sales of available for sale securities for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	For the three months ended		For the nine months ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Gross Gains	$470	$—	$539	$467
Gross Losses	—	—	—	2
Securities having a carrying value of $37,042,000 and $5,524,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure clearing requirements and borrowings.

The Corporation currently holds one single issuer trust preferred security that is classified as securities held to maturity. The amortized cost and fair value of securities, held to maturity are listed below (in thousands):

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$250	$—	$—	$250

Totals	$250	$—	$—	$250

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$336	$—	$—	$336

Totals	$336	$—	$—	$336

The contractual maturity of this security is over five years.

The single issuer trust preferred security was evaluated for other than temporary impairment by determining the strength of the underlying issuer and its ability to make the contractual principal and interest payments.

C.	Loans and Allowance for Loan Losses
Major categories of loans included in the loan portfolio are as follows (in thousands):

	09/30/10	12/31/09	09/30/09
Consumer loans	$27,391	$29,386	$30,028
Commercial, financial, & other	126,573	144,630	154,358
Land development loans — residential property	26,668	38,472	44,997
Land development loans — non- residential property	9,374	11,644	11,604
Commercial real estate construction — residential property	11,407	13,287	15,042
Commercial real estate construction — non-residential property	17,370	20,061	20,445
Commercial real estate mortgages	501,059	531,156	539,200
Residential real estate mortgages	40,841	44,500	46,990

	760,683	833,136	862,664
Allowance for loan losses	(29,831)	(35,125)	(28,373)

	$730,852	$798,011	$834,291

     The following is a summary of non-performing assets and problems loans (in thousands):

	09/30/10	12/31/09	09/30/09
Troubled debt restructuring	$39,714	$59,420	$46,025
Over 90 days past due and still accruing	—	—	—
Non-accrual loans	72,286	49,341	58,866

Total non-performing loans	112,000	108,761	104,891

Real estate owned	21,452	23,435	11,684
Real estate in redemption	3,591	—	3,788

Other non-performing assets	25,043	23,435	15,472

Total non-performing assets	$137,043	$132,196	$120,363

The most significant proportion of the Bank’s non-performing loans continues to be in the land development and commercial real estate construction segments of the Bank’s loan portfolio. These loans comprise 9% of loans and 35% of non-accrual loans at September 30, 2010. Management has implemented a strategy to decrease the amount of loans in these segments. These loans have decreased 22% during the first nine months of 2010, while the loan portfolio has declined by 9% during the same period.

C.	Loans and Allowance for Loan Losses (con’t)

The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	17	$900
Commercial, financial, & other	49	13,595
Land development loans — residential property	17	15,597
Land development loans — non-residential property	1	1,318
Commercial real estate construction — residential property	10	8,621
Commercial real estate construction — non-residential property	—	—
Commercial real estate mortgages	57	29,628
Residential real estate mortgages	17	2,627

Total non-accrual loans	168	$72,286

The increase in non-accrual loans during the period was primarily due to the downgrading of 81 loans to non-accrual status for $45,295,000 and partially offset by net charge-offs of $17,697,000 and the transfer of 28 loans to other real estate for $10,166,000. This increase was primarily due to the migration of previously identified classified loans. These loans have been identified as impaired loans and have been charged down to the value of the collateral or an appropriate reserve has been identified in the allowance for loan loss. Loans transferred to non-accrual status during 2010 in the amount of $37,880,000 were identified at December 31, 2009 as classified loans with reserves for losses established accordingly. As these loans were identified as classified loans with the appropriate risk allocation in the allowance for loan losses at December 31, 2009, the migration of these loans to non-accrual status did not have a significant impact on the allowance for loan losses. Loans transferred to non-accrual status during 2010 totaling $7,415,000 were not identified as substandard at December 31, 2009 but have deteriorated during the nine months ended September 30, 2010.

C.	Loans and Allowance for Loan Losses (con’t)

The following is an analysis of the allowance for loan losses (in thousands):

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	09/30/10	12/31/09	09/30/09
Balance, beginning of year	$35,125	$14,452	$14,452

Charge-offs:
Consumer loans	635	1,154	718
Commercial, financial & other	3,756	4,878	3,616
Land development loans — residential property	7,535	1,471	7,050
Land development loans — non-residential property	300	1,981	3,999
Commercial real estate construction — residential property	1,740	9,441	1,270
Commercial real estate construction — non-residential property	36	4,364	1,981
Commercial real estate mortgages	4,291	6,919	5,770
Residential real estate mortgages	232	701	691
Recoveries:
Consumer loans	47	176	171
Commercial, financial & other	113	339	247
Land development loans — residential property	39	107	42
Commercial real estate construction — residential property	1	—	—
Commercial real estate mortgages	555	61	27
Residential real estate mortgages	73	36	7

Net charge-offs (recoveries)	17,697	30,190	24,601

Provision for loan losses	12,403	50,863	38,522

Balance, end of period	$29,831	$35,125	$28,373

Allowance to total loans	3.92%	4.22%	3.29%

Allowance to nonperforming assets	21.77%	26.57%	23.57%

Net charge-offs to average loans	2.21%	3.40%	2.74%

The Bank recorded net charge-offs of $17,697,000 during the nine months ended September 30, 2010. Specific allocations of $4,058,000 were recorded on these loans at December 31, 2009. These specific allocations were assigned as of December 31, 2009 based on information that was received in early in the first quarter of 2010 but where deterioration of the credits related to events that occurred in 2009. Accordingly, the provision for loan losses related to the charge-off of these loans was recorded during the fourth quarter of 2009. Additionally, net charge-offs of $3,667,000 were due to a change in the methodology relating to the valuation of residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. The remaining charge-offs of $9,972,000 were due to the further deterioration of credits during 2010 and updated appraisals received during 2010. The reserves established for classified loans are based on the information currently available to the Corporation. However, in these challenging economic conditions, information could become known in the future that could materially alter our estimate.

C.	Loans and Allowance for Loan Losses (con’t)

A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the continuing decline during the first nine months of 2010 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that impacted the automotive industry during 2009 and continues to impact the local economy. These conditions have had a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area and these loans represent 80% of the Bank’s loan portfolio. These conditions have led to an increase in the Bank’s classified assets during 2010. Management has recognized this trend in our analysis of the allowance for loan losses at September 30, 2010. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions. If collateral values continue to decline, additions to the allowance for loan losses will be required and will have an adverse effect on the Corporation’s earnings through increases to the provision for loan losses.

The aggregate balance in impaired loans are as follows (in thousands):

	09/30/10	12/31/09	09/30/09
Impaired loans with no allocated allowance for loan losses	$71,136	$83,226	$114,226
Impaired loans with allocated allowance for loan losses	42,394	43,553	—

Total	$113,530	$126,779	$114,226

Amount of the allowance for loan loss allocated	$9,976	$10,715	$—
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

There were 29,391 shares forfeited during the nine months ended September 30, 2010. There were no options exercised during the nine months ended September 30, 2010. For the options outstanding at September 30, 2010, the range of exercise prices was $4.94 to $14.65 per share with a weighted-average remaining contractual term of 1.4 years. At September 30, 2010, options for 331,010 shares were exercisable at weighted average exercise price of $8.97 per share. There was no intrinsic value at September 30, 2010.

D.	Incentive Stock Plans (con’t)

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

Stock Options Granted — Stock options were awarded to officers in 2005, 2006 and 2008. The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At September 30, 2010, there were stock options outstanding for 170,846 shares with a weighted average exercise price of $5.46 per share.

The Corporation recognized stock option compensation expense of $47,000 and $54,000 during the nine months ended September 30, 2010 and 2009, respectively. Compensation cost of $62,000 and $26,000 is expected to be recognized during 2010 and 2011, respectively.

Restricted Stock Grants — Restricted stock was awarded to officers in 2005, 2006 and 2008. The restricted stock is eligible to vest three years from grant date. Upon full vesting, restricted shares are transferred to common shares. At September 30, 2010, there were 39,765 shares of restricted stock outstanding.

The Corporation recognized restricted stock compensation expense of $47,000 and $61,000, respectively during the nine months ended September 30, 2010 and 2009, respectively. Compensation cost of $62,000 and $26,000 is expected to be recognized during 2010 and 2011, respectively.
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

E.	Fair Value of Assets and Liabilities ( con’t)

A fair value hierarchy was also established which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Observable inputs may include available credit information and bond terms and conditions of similar securities, market spreads, cash flow analysis and market concensus prepayment speeds.

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

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (in thousands):

E.	Fair Value of Assets and Liabilities ( con’t)

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
At 9/30/2010	Value	(Level 1)	(Level 2)	(Level 3)
US Government sponsored agency securities	$2,003	$—	$2,003	$—
Mortgage backed securities	44,369	—	44,369	—

Total securities, available for sale	$46,372	$—	$46,372	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
At 12/31/2009	Value	(Level 1)	(Level 2)	(Level 3)
US Government sponsored agency securities	$12,749	$—	$12,749	$—
Corporate bonds	33,111	—	33,111	—
Mortgage backed securities	104	—	104	—

Total securities, available for sale	$45,964	$—	$45,964	$—

Impaired loans and other real estate owned

Fair value adjustments for impaired and non-accrual loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Corporation’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell.

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (in thousands):

E.	Fair Value of Assets and Liabilities ( con’t)

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 9/30/2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$63,676	$—	$—	$63,676
Other real estate	$13,264	$—	$—	$13,264

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
At 12/31/2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$60,905	$—	$—	$60,905
Other real estate	$7,601	$—	$—	$7,601
The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows (in thousands):

	At September 30, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$77,408	$77,408	$77,497	$77,497
Mortgage loans held for sale	572	581	1,129	1,146
Securities available for sale	46,372	46,372	45,964	45,964
Securities held to maturity	250	250	336	336
Federal Home Loan Bank Stock	3,698	3,698	3,698	3,698
Loans, net	760,683	757,676	833,136	829,122
Accrued interest receivable	3,301	3,181	3,562	3,562

Liabilities:
Deposits	809,418	811,006	867,955	871,177
Federal Home Loan Bank advances	63,716	64,251	63,855	64,275
Subordinated debentures	10,000	4,801	10,000	4,081
Accrued interest payable	972	941	1,046	1,046

E.	Fair Value of Assets and Liabilities ( con’t)
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

E.	Fair Value of Assets and Liabilities ( con’t)
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
Stockholders’ equity at September 30, 2010 was $30,154,000 compared to $41,945,000 as of December 31, 2009, a decrease of $11,791,000 or 28%. The decrease was due to the net loss during the period.
Based on the respective regulatory capital ratios, the Bank is considered to be undercapitalized at September 30, 2010 and December 31, 2009.

F.	Capital and Operating Matters (con’t)
The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total capital (to risk weighted assets)
Consolidated	50,263	6.45%	62,305	8.00%	N/A	N/A
Bank	48,781	6.28%	62,155	8.00%	77,694	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	40,303	5.17%	31,153	4.00%	N/A	N/A
Bank	38,821	5.00%	31,078	4.00%	46,617	6.00%
Tier 1 capital (to average assets)
Consolidated	40,303	4.35%	37,041	4.00%	N/A	N/A
Bank	38,821	4.20%	36,965	4.00%	46,206	5.00%

As of December 31, 2009
Total capital (to risk weighted assets)
Consolidated	63,043	7.39%	68,264	8.00%	N/A	N/A
Bank	61,169	7.19%	68,105	8.00%	85,132	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	52,080	6.10%	34,132	4.00%	N/A	N/A
Bank	50,225	5.90%	34,053	4.00%	51,079	6.00%
Tier 1 capital (to average assets)
Consolidated	52,080	4.98%	41,838	4.00%	N/A	N/A
Bank	50,225	4.81%	41,776	4.00%	52,220	5.00%
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

F.	Capital and Operating Matters (con’t)
Applicable federal prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on its regulatory capital ratios, the Bank is undercapitalized at September 30, 2010. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.
The Corporation needs to raise sufficient capital to return the Bank to well-capitalized status. Management is pursuing various sources of capital and estimates the need to raise approximately $50 million to be in compliance with its Consent Order with the FDIC and OFIR. Given the current economic environment, there can be no assurance the Corporation will be able to raise the estimated capital needed. Additionally, if real estate values in the Corporation’s market area continue to decline, this will negatively impact the loan portfolio and values of other real estate owned. Additional declines in real estate values would result in the need for additional provision expense resulting in increased losses and further reducing the Corporation’s and the Bank’s capital.
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
Completion of a senior management study by an independent consultant
Plans for the reduction of delinquencies and classified assets
Plans for lending and collection policies
Plans for the reduction of loan concentrations
The revision and implementation of a comprehensive strategic plan
The revision of its Liquidity Plan and the submission of weekly liquidity reports to the FDIC and OFIR
The requirements of that consent order that are listed above were completed on a timely basis.
The Consent Order also includes a capital directive, which requires the Bank to have and maintain its level of tier 1 capital as a percentage of total assets (capital ratio) at a minimum of 9% and its level of qualifying total capital as a percentage of risk-weighted assets (total risk-based capital ratio) at a minimum of 12% . These ratios are in excess of the statutory minimums to be well-capitalized. At September 30, 2010, the Bank’s capital ratio was 4.20% and the Bank’s total risk-based capital ratio was 6.28%.
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

Federal Reserve Board Agreement
On June 15, 2010, the Corporation entered into a written agreement with the Federal Reserve Bank of Chicago (the “FRB”). The FRB Agreement prohibits the Corporation and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal or other sums on the Corporation’s subordinated debentures; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.
Under the FRB Agreement, the Corporation was required to submit a written capital plan (“Plan”) to the FRB by August 15, 2010 to maintain sufficient capital, on a consolidated basis. This Plan was submitted by the Corporation in July of 2010. The Corporation received notification that the Plan was not accepted by the FRB and that a revised Plan was to be submitted to the FRB by December 1, 2010. The Plan shall, at a minimum, include: (a) the Corporation’s current and future capital requirements in compliance with FRB Regulation Y and the applicable capital adequacy guidelines for the Bank issued by the FDIC; (b) the adequacy of the Bank’s capital, taking into account the volume of classified credits, concentrations of credit, Allowance for Loan Losses, current and projected growth, and projected retained earnings; (c) the source and timing of additional funds necessary to fulfill the Corporation’s and Bank’s future capital requirements; (d) supervisory requests for additional capital at the Bank or the requirements of any supervisory action imposed on the Bank by the FDIC; and (e) the requirements of FRB Regulation Y that the Corporation serve as a source of strength to the Bank.

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
The Corporation recorded net income of $631,000 during the three months ended September 30, 2010, compared to a net loss of ($40,045,000) during the same period during 2009. The Corporation recorded a net loss of ($11,870,000) during the nine months ended September 30, 2010, compared to a net loss of ($55,369,000) during the same period during 2009, a decrease in the net loss of $43,499,000 or 79%. The losses experienced during these periods were primarily due to the provision for loan losses and expenses related to the carrying costs of non-performing assets.
The Corporation reported provision for loan losses of $500,000 for the three month period ended September 30, 2010, compared to $14,185,000 for the same period in 2009, a decrease of $13,685,000 or 96%. The provision for loan losses were primarily due to net charge-offs during the three month ended September 30, 2010. Net charge-offs during the third quarter of 2010 amounted to $2,243,000. The charge-offs recorded during the third quarter of 2010 had allocations of $1,799,000 in the allowance for loan loss as of June 30, 2010. The Corporation also reported write-downs on real estate of $960,000 for the three months ended September 30, 2010, compared to $639,000 for the same period in 2009, an increase of $321,000 or 50%.
The primary factor for the decrease in the net loss during the nine month period ended September 30, 2010 was the decrease in the provision for loan loss during the nine months ended September 30, 2010, which was partially offset by an increase in write-downs to real estate during the nine months ended September 30, 2010. Additionally, the Corporation fully amortized the intangible assets and set up a valuation allowance against the Corporation’s net deferred tax asset during the nine months ended September 30, 2009.

The Corporation reported provision for loan losses of $12,403,000 for the nine month period ended September 30, 2010, compared to $38,522,000 for the same period in 2009, a decrease of $26,119,000 or 68%. The provision for loan losses were primarily due to net charge-offs during the period. However, certain loans that were charged off during 2010 had specific allocations of $4,058,000 in the allowance for loan loss at December 31, 2009. Therefore, the charge-off of these loans was already recognized in the allowance for loan losses and did not require a provision for loan loss. Additionally, charge-offs amounting to $3,667,000 were due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. The Corporation reported write-downs on real estate of $5,309,000 for the nine months ended September 30, 2010, compared to $2,499,000 for the same period in 2009, an increase of $2,810,000 or 112%. Write-downs to real estate in the amount of $1,581,000 were due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. The remaining write-downs on real estate were due to the decline in collateral values during 2010.
Additionally, the Corporation fully amortized the intangible assets at a cost of $4,195,000 during the nine months ended September 30, 2009. The Corporation reported FDIC assessment expense of $3,150,000 for the nine months ended September 30, 2010 compared to $1,853,000 during the same period in 2009, an increase of $1,297,000 or 70%. The Corporation also reported income tax expense of $100,000 during the nine months ended September 30, 2010, compared to $13,460,000 during the same period in 2009. Income tax expense during the nine months ended September 30, 2009 was due to a non-cash charge of $26,976,000 that was due to the recording of a valuation allowance for the entire amount of the Corporation’s net tax deferred asset and income tax benefit of $13,516,000 that was due to the pre-tax loss recorded during the nine months ended September 30, 2009.
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
On June 15, 2010, the Corporation entered into a written agreement with the Federal Reserve Bank of Chicago (the “FRB”). Under the FRB Agreement, the Corporation was required to submit a written capital plan (“Plan”) to the FRB by August 15, 2010 to maintain sufficient capital, on a consolidated basis. This Plan was submitted by the Corporation in July of 2010. The Corporation received notification that the Plan was not accepted by the FRB and that a revised Plan was to be submitted to the FRB by December 1, 2010.

Management continues to supplement its Special Assets Department, which is responsible for the management of most non-performing loans and the liquidation of real estate owned. During 2010, the Bank will continue to focus on the reduction of non-performing assets. The Special Assets Department was created in 2008 to evaluate and manage the special assets portfolio effectively and to reduce the amount of non-performing assets. In 2009 and 2010, additional resources were provided to this department by adding a Special Assets Manager in 2009 and additional loan officer in 2009 and 2010 in this department. The reduction of non-performing assets is a primary objective of management and is critical to the future success of the Corporation.
Net Interest Income
2010 Compared to 2009. As noted on the chart on the following page, net interest income for the three and nine month periods ended September 30, 2010 was $8,750,000 and $25,261,000, compared to $7,826,000 and $22,880,000 for the same periods in 2009, an increase of $924,000 or 12% for the three month period and $2,381,000 or 10% for the nine month period. This increase was caused primarily by the increasing spread between interest earning assets and interest bearing liabilities. The increase in the Corporation’s net interest spread and net interest margin was primarily due to the decline in the cost on interest bearing liabilities. The Corporation’s interest rate margin was 3.89% and 3.67% for the three and nine month periods ended September 30, 2010 compared to 3.24% and 3.05% for the same periods in 2009. The Corporation’s interest rate spread was 3.74% and 3.50% for the three and nine month periods ended September 30, 2010 compared to 2.93% and 2.71% for the same periods in 2009.
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

	Three months ended September 30,			Three months ended September 30,
	2010			2009
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$73,070	$115	0.62%	$66,331	$76	0.45%
Federal funds sold	57	1	0.00%	4,315	2	0.18%
Securities, available for sale	46,617	275	2.35%	11,532	33	1.14%
Loans	772,662	11,328	5.82%	876,205	13,135	5.95%

Sub-total earning assets	892,406	11,719	5.21%	958,383	13,246	5.48%
Other assets	33,611			59,937

Total assets	$926,017			$1,018,320

Liabilities and stockholders’ equity
Interest bearing deposits	$726,511	$2,578	1.41%	$757,236	$4,806	2.52%
Other borrowings	73,786	391	2.10%	86,213	614	2.83%

Sub-total interest bearing liabilities	800,297	2,969	1.47%	843,449	5,420	2.55%
Non-interest bearing deposits	92,180			84,211
Other liabilities	1,947			2,095
Stockholders’ equity	31,593			88,565

Total liabilities and stockholders’ equity	$926,017			$1,018,320

Net interest income		$8,750			$7,826

Net interest rate spread			3.74%			2.93%

Net interest margin on earning assets			3.89%			3.24%

	Nine months ended September 30,			Nine months ended September 30,
	2010			2009
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with banks	$70,971	$216	0.41%	$60,304	$273	0.61%
Federal funds sold	77	1	1.74%	6,335	14	0.32%
Securities, available for sale	48,799	601	1.65%	40,724	467	1.53%
Loans	799,883	34,642	5.79%	896,849	40,231	6.00%

Sub-total earning assets	919,730	35,460	5.15%	1,004,212	40,985	5.46%
Other assets	34,561			56,628

Total assets	$954,291			$1,060,840

Liabilities and stockholders’ equity

Interest bearing deposits	$749,978	$9,046	1.61%	$805,701	$16,262	2.70%
Other borrowings	73,804	1,153	2.09%	76,596	1,843	3.22%

Sub-total interest bearing liabilities	823,782	10,199	1.66%	882,297	18,105	2.74%
Non-interest bearing deposits	88,807			81,669
Other liabilities	2,030			2,040
Stockholders’ equity	39,672			94,834

Total liabilities and stockholders’ equity	$954,291			$1,060,840

Net interest income		$25,261			$22,880

Net interest rate spread			3.50%			2.71%

Net interest margin on earning assets			3.67%			3.05%

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

	Three Months Ended			Nine Months Ended
	2010/2009			2010/2009
	Change in Interest Due to:			Change in Interest Due to:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$11	$28	$39	$3	$(60)	$(57)
Federal funds sold	—	(2)	(2)	(59)	45	(14)
Investment securities, available for sale	208	35	243	108	26	134
Loans	(1,520)	(287)	(1,807)	(4,661)	(928)	(5,589)

Total earning assets	$(1,301)	$(226)	$(1,527)	$(4,609)	$(917)	$(5,526)

Liabilities
Interest bearing deposits	$(126)	$(2,102)	$(2,228)	$(2,841)	$(4,375)	$(7,216)
Other borrowings	(67)	(156)	(223)	(258)	(432)	(690)

Total interest bearing liabilities	$(193)	$(2,258)	$(2,451)	$(3,099)	$(4,807)	$(7,906)

Net interest income			$924			$2,380

Net interest rate spread			0.80%			0.79%

Net interest margin on earning assets			0.65%			0.63%

Provision for Loan Losses
2010 Compared to 2009. The provision for loan losses was $500,000 and $12,403,000 for the three and nine month periods ended September 30, 2010, compared to $14,185,000 and $38,522,000 for the same periods in 2009, a decrease of $13,685,000 or 96% for the three month period and $26,119,000 or 68% for the nine month period.
The provision for loan losses were primarily due to net charge-offs during the period. However, certain loans that were charged off during the nine months ended September 30, 2010 had specific allocations of $4,058,000 in the allowance for loan loss at December 31, 2009. Therefore, the charge-off of these loans was already recognized in the allowance for loan losses and did not require a provision for loan loss. Additionally, charge-offs amounting to $3,667,000 during the nine month periods ended September 30, 2010 were due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral.
Non-accrual loans were $72,286,000 at September 30, 2010 compared to $49,341,000 at December 31, 2009, an increase of $22,945,000 during the nine months ended September 30, 2010. This increase was due to the migration of primarily previously identified classified loans. These loans have been identified as impaired loans and have been charged down to the value of the collateral or an appropriate reserve has been identified in the allowance for loan loss. Of this increase, all but approximately $7,415,000 were identified at December 31, 2009 as classified loans with reserves for losses established accordingly.

The decline in the underlying collateral for the Bank’s non-performing loans, which are primarily due to the decline in economic conditions in Southeastern Michigan has continued during the nine months ended September 30, 2010. This decline in economic conditions is heavily impacted by conditions and events that impacted the automotive industry during 2009, including the bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events continue to have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area. These conditions have led to an increase in the Bank’s classified assets during 2010. Management has recognized this trend in our analysis of the allowance for loan losses at September 30, 2010.
The provision for loan losses for the three and nine month periods ended September 30, 2010 is based on the internal analysis of the adequacy of the allowance for loan losses. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions.
Non-interest Income (Loss)
2010 Compared to 2009. Non-interest income was $18,000 for the three month period ended September 30, 2010 compared to a non-interest loss of ($600,000) for the same period in 2009. The increase in non-interest income was primarily due to the increase in write-downs on other real estate during 2010. During the three months ended September 30, 2010, the Corporation recorded write-downs on real estate in the amount of $960,000 compared to $639,000 during the same period in 2009.
When these transactions related to other real estate and securities are excluded, non-interest income for the three month period ended September 30, 2010 amounts to $546,000 compared to $580,000 during the same period in 2009, a decrease of $34,000 or 6% for the period. This decrease is primarily caused by the decrease in the service charges on deposit accounts during the period in 2010.
Non-interest loss was ($3,118,000) for the nine month period ended September 30, 2010 compared to a non-interest loss of ($843,000) for the same period in 2009. The increase in non-interest loss was primarily due to the increase in write-downs on other real estate during 2010. During the nine months ended September 30, 2010, the Corporation recorded write-downs on real estate in the amount of $5,309,000 compared to $2,499,000 during the same period in 2009.
Write-downs to real estate in the amount of $1,581,000 were due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. These write-downs occurred during the second quarter of 2010. The remaining write-downs on real estate were due to the decline in collateral values during 2010.
When these transactions related to other real estate and securities are excluded, non-interest income for the nine month period ended September 30, 2010 amounts to $1,658,000 compared to $1,735,000 during the same period in 2009, a decrease of $77,000 or 4% for the period. This decrease is primarily caused by the decrease in the gain on sale of loans during 2010.

Non-interest Expense
2010 Compared to 2009. Non-interest expense was $7,537,000 and $21,510,000 for the three and nine month periods ended September 30, 2010, compared to $11,810,000 and 25,424,000 for the same periods in 2009, an decrease of $4,273,000 or 36% for the three month period and $3,914,000 or 15% for the nine month period. The decrease was primarily due to complete amortization of the Corporation’s intangible assets during 2009, which was partially offset by the increase in FDIC assessment expense during 2010.
Defaulted loan expense amounted to $1,184,000 and $3,273,000 during the three and nine month periods ended September 30, 2010 compared to $1,827,000 and $3,514,000 during the same periods in 2009, a decrease of $643,000 or 35% for the three month period and $241,000 or 7% for the nine month period. This decrease in defaulted loan expense was primarily due to the payment of property taxes from current and prior years as well as insurance, legal expenses and maintenance for real estate owned during 2009.
The FDIC assessment amounted to $1,075,000 and $3,150,000 during the three and nine month periods ended September 30, 2010 compared to $672,000 and $1,853,000 during the same periods in 2009, an increase of $403,000 or 60% for the three month period and $1,297,000 or 70% for the nine month period. The increase in the FDIC assessment was due to the decline in the capitalization status to undercapitalized during the fourth quarter of 2009.
Salaries and employee benefits amounted to $3,050,000 and $9,247,000 for the three and nine month periods ended September 30, 2010, compared to $3,159,000 and $9,657,000 for the same periods in 2009, a decrease of $109,000 or 3% for the three month period and $410,000 or 4% for the nine month period. As of September 30, 2010, the number of full time equivalent employees was 192 compared to 201 as of September 30, 2009.
Income Tax Provision
2010 Compared to 2009. Income tax expense was $100,000 for the three and nine month periods ended September 30, 2010, compared to income tax expense of $21,276,000 and $13,460,000 for the same periods in 2009. During 2009, the Corporation recorded a valuation allowance against the entire amount of its deferred tax asset. The Corporation has sufficient federal income tax carryforwards to offset any provision for federal income tax.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009
Assets. Total assets at September 30, 2010 were $916,731,000 compared to $986,486,000 at December 31, 2009, a decrease of $69,755,000 or 7%. The decrease was primarily due to the decrease in loans.
Interest bearing deposits with banks. Total interest bearing deposits with banks at September 30, 2010 were $70,216,000 compared to $69,538,000 at December 31, 2009, an increase of $678,000 or 1%. Interest bearing deposits with banks consists primarily of overnight deposits with the Federal Reserve Bank, business accounts with other correspondents banks and time deposits from other banks. These time deposits are fully insured and mature in less than thirty months.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at September 30, 2010 were $572,000 compared to $1,129,000 at December 31, 2009, a decrease of $557,000 or 49%. This decrease was a result of the decrease in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at September 30, 2010 were $46,372,000 compared to $45,964,000 at December 31, 2009, an increase of $408,000 or 1%. The increase is the result of the fluctuation in the market value of securities, available for sale that are held by the Corporation.
The Corporation liquidated its position in an issue of a trust preferred security on which the Corporation had recorded an other than temporary impairment charge of $414,000 during 2009. The Corporation recorded a gain of $27,000 on the sale of this security.
Please refer to Note B of the Notes to Condensed Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized loss of $149,000 at September 30, 2010. The unrealized loss is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $3,698,000 at September 30, 2010 and December 31, 2009.
Loans. Total loans at September 30, 2010 were $760,683,000 compared to $833,136,000 at December 31, 2009, a decrease of $72,453,000 or 9%. The decrease was primarily due to net charge-offs of $17,697,000, the transfer of loans in the amount of $10,166,000 to other real estate and normal loan amortization during the period. Management expects loan balances to continue to decline during the fourth quarter of 2010. Major categories of loans included in the loan portfolio are as follows (in thousands):

	09/30/10	12/31/09	09/30/09
Consumer loans	$27,391	$29,386	$30,028
Commercial, financial, & other	126,573	144,630	154,358
Land development loans — residential property	26,668	38,472	44,997
Land development loans — non- residential property	9,374	11,644	11,604
Commercial real estate construction — residential property	11,407	13,287	15,042
Commercial real estate construction — non- residential property	17,370	20,061	20,445
Commercial real estate mortgages	501,059	531,156	539,200
Residential real estate mortgages	40,841	44,500	46,990

	760,683	833,136	862,664
Allowance for loan losses	(29,831)	(35,125)	(28,373)

	$730,852	$798,011	$834,291

The following is a summary of non-performing assets and problems loans (in thousands):

	09/30/10	12/31/09	09/30/09
Troubled debt restructuring	$39,714	$59,420	$46,025
Non-accrual loans	72,286	49,341	58,866

Total non-performing loans	112,000	108,761	104,891

Real estate owned	21,452	23,435	11,684
Real estate in redemption	3,591	0	3,788

Other non-performing assets	25,043	23,435	15,472

Total non-performing assets	$137,043	$132,196	$120,363

The increase in non-performing loans was largely due to the increase in non-accrual loans, which amount to $72,286,000, $75,146,000 and $49,341,000 at September 30, 2010, June 30, 2010 and December 31, 2009, respectively, and were substantially offset by the decrease in loans that qualify as troubled debt restructuring, which amounted to $39,714,000, $38,530,000, and $59,420,000 at September 30, 2010, June 30, 2010 and December 31, 2009, respectively. The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer Loans	17	$900
Commercial Loans	49	13,595
Land Development — Residential	17	15,597
Land Development — Non Residential	1	1,318
Commercial Construction Loans — Residential	10	8,621
Commercial Construction Loans — Non Residential	—	—
Commercial Mortgage Loans	57	29,628
Residential Mortgages Loans	17	2,627

Totals	168	$72,286

The increase in non-accrual loans during the period was primarily due to the downgrading of 81 loans to non-accrual status for $45,295,000 and partially offset by net charge-offs of $17,697,000 and the transfer of 28 loans to other real estate for $10,166,000. This increase was primarily due to the migration of previously identified classified loans. Loans transferred to non-accrual status during 2010 in the amount of $37,880,000 were identified at December 31, 2009 as classified loans with reserves for losses established accordingly. As these loans were identified as classified loans with the appropriate risk allocation in the allowance for loan losses at December 31, 2009, the migration of these loans to non-accrual status did not have a significant impact on the allowance for loan losses. Loans transferred to non-accrual status during 2010 totaling $7,415,000 were not identified as substandard at December 31, 2009 but have deteriorated during the nine months ended September 31, 2010. A summary of the loans transferred to non-accrual status during the nine months ended September 30, 2010 is listed below (balances, in thousands):

	Number of
	Loans	Balance
Consumer Loans	8	$549
Commercial Loans	22	7,713
Land Development — Residential	9	11,893
Commercial Construction Loans — Residential	2	4,097
Commercial Construction Loans — Non Residential	1	333
Commercial Mortgage Loans	31	19,644
Residential Mortgages Loans	8	1,066

Totals	81	$45,295

Loans qualifying as troubled debt restructuring amounted to $39,714,000 and $59,420,000 at September 30, 2010 and December 31, 2009, respectively. These loans qualified as troubled debt restructuring primarily due to the temporary change in payment type from principal and interest to interest only or the lengthening the amortization period of certain loans. Loans categorized as troubled debt restructuring at September 30, 2010 are in compliance with their modified terms. The specific allowance of loans categorized as troubled debt restructuring was $2,842,000 and $5,452,000 at September 30, 2010 and December 31, 2009, respectively.
The most significant proportion of the Bank’s non-performing loans continues to be in the land development and commercial real estate construction segments of the Bank’s loan portfolio. These loans comprise 9% of loans and 35% of non-accrual loans at September 30, 2010. Management has implemented a strategy to decrease the amount of loans in these segments. These loans have decreased 22% during the first nine months of 2010, while the loan portfolio has declined by 9% during the same period.
Management has identified substandard loans over $500,000. These loans are individually discussed by management and strategies are developed and implemented to manage these loans most effectively. Additionally, these loans have been evaluated under ASC 310-40 and appropriate reserve has been set up in the allowance for loan losses.

Allowance for Loan Losses. The allowance for loan losses was $29,831,000 at September 30, 2010 compared to $35,125,000 at December 31, 2009, a decrease of $5,294,000 or 15%. The percentage of allowance for loan loss to loans was 3.92%, 4.22% and 3.29% at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The Corporation recorded net charge-offs of $17,697,000 during the nine months ended September 30, 2010. Charge-offs amounting to $3,667,000 was due to a change in the methodology utilized in the valuation of developed residential building lots. This change was related to the evaluation of appraisals of this type of collateral, where the appraised value of developed residential building lots was required to be discounted based on the absorption factor associated with the collateral. Additionally, charge-offs amounting to $4,058,000 had specific allocations in the allowance for loan loss at December 31, 2009. These specific allocations were assigned because certain charge-offs recorded during the first nine months of 2010 were based on information that was received in 2010 but was relevant to the fair value of the collateral at December 31, 2009. The remaining charge-offs, which amount to $9,972,000 were due to the deterioration of non-performing loans during the period.
A primary factor in the continued decline in the underlying value of our collateral and the decision to recognize these charge-offs was the continuing decline in the first nine months of 2010 in the economic environment in Southeastern Michigan. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry, including the recent bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These events have a negative impact on the residential real estate and commercial real estate markets in the Bank’s market area and these loans represent 80% of the Bank’s loan portfolio. These conditions have led to an increase in the Bank’s classified assets during 2010. Management has recognized this trend in our analysis of the allowance for loan losses at September 30, 2010. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions. If collateral values continue to decline, additions to the allowance for loan losses will be required and will have an adverse effect on the Corporation’s earnings through increases to the provision for loan losses.

The following is an analysis of the allowance for loan losses (in thousands):

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	09/30/10	12/31/09	09/30/09
Balance, beginning of year	$35,125	$14,452	$14,452

Charge-offs:
Consumer loans	635	1,154	718
Commercial, financial & other	3,756	4,878	3,616
Land development loans — residential property	7,535	1,471	7,050
Land development loans — non- residential property	300	1,981	3,999
Commercial real estate construction — residential property	1,740	9,441	1,270
Commercial real estate construction — non- residential property	36	4,364	1,981
Commercial real estate mortgages	4,291	6,919	5,770
Residential real estate mortgages	232	701	691
Recoveries:
Consumer loans	47	176	171
Commercial, financial & other	113	339	247
Land development loans — residential property	39	107	42
Land development loans — non- residential property	—	—	—
Commercial real estate construction — residential property	1	—	—
Commercial real estate construction — non- residential property	—	—	—
Commercial real estate mortgages	555	61	27
Residential real estate mortgages	73	36	7

Net charge-offs (recoveries)	17,697	30,190	24,601

Provision for loan losses	12,403	50,863	38,522

Balance, end of period	$29,831	$35,125	$28,373

Allowance to total loans	3.92%	4.22%	3.29%

Allowance to nonperforming assets	21.77%	26.57%	23.57%

Net charge-offs to average loans	2.21%	3.40%	2.74%

Premises and Equipment. Bank premises and equipment at September 30, 2010 were $19,415,000 compared to $20,194,000 at December 31, 2009, a decrease of $779,000 or 4%. The decrease is primarily due to depreciation during the period.
Other Real Estate. Other real estate at September 30, 2010 was $25,043,000 compared to $23,435,000 at December 31, 2009, an increase of $1,608,000 or 7%. The distribution of other real estate by property type is listed below (in thousands):

	Number of
Property Type	Properties	Amount
Single Family Homes	24	$2,023
Condominium	1	727
Vacant Land	23	10,257
Commercial	10	6,172
Office/Retail	12	5,864

Total	70	$25,043

Other real estate is comprised of real estate owned of $21,452,000 and real estate in redemption status of $3,591,000. Twelve properties with a book value of $2,499,000 are currently generating rental income.
Accrued Interest Receivable. Accrued interest receivable at September 30, 2010 was $3,301,000 compared to $3,562,000 at December 31, 2009, a decrease of $261,000 or 7%. The decrease was primarily due to the decrease in the accrued interest receivable on loans.
Other Assets. Other assets at September 30, 2010 were $9,820,000 compared to $12,660,000 at December 31, 2009, a decrease of $2,840,000 or 22%. The decrease was primarily due to the receipt of income tax refunds in the amount of $3,815,000 and $259,000 for the years ended December 31, 2006 and 2007, respectively.
Deposits. Total deposits at September 30, 2010 were $809,418,000 compared to $867,955,000 at December 31, 2009, a decrease of $58,537,000 or 7%. The following is a summary of the distribution of deposits (in thousands):

	09/30/10	12/31/09	09/30/09
Non-interest bearing:
Demand	$87,205	$83,873	$89,329

Interest bearing:
Checking	$73,670	$83,087	$88,820
Money market	55,581	52,412	75,962
Savings	42,312	43,343	45,665
Time, under $100,000	287,069	301,829	291,314
Time, $100,000 and over	263,581	303,411	313,864

	722,213	784,082	815,625

Total deposits	$809,418	$867,955	$904,954

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
Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $0, $17,544,000 and $36,044,000 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.
The following is a summary of the distribution of municipal deposits (in thousands):

	09/30/10	12/31/09	09/30/09
Interest bearing checking	$3,923	$2,715	$3,968
Time, $100,000 and over	3,292	4,366	7,451

Total municipal deposits	$7,215	$7,081	$11,419

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $63,716,000 at September 30, 2010 compared to $63,855,000 at December 31, 2009, a decrease of $139,000. The decrease was due to the scheduled partial repayment of a Federal Home Loan Bank advance.
Accrued Interest Payable. Accrued interest payable at September 30, 2010 was $972,000 compared to $1,046,000 at December 31, 2009, a decrease of $74,000 or 7%. The decrease was primarily due to the decreasing cost of deposits.
Other Liabilities. Other liabilities at September 30, 2010 were $2,471,000 compared to $1,685,000 at December 31, 2009, an increase of $786,000 or 47%. The increase was primarily due to the increase in accrued liabilities during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at September 30, 2010 and December 31, 2009. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. Debt issue costs of $300,000 have been entirely amortized. During the third quarter of 2009, the Corporation elected to defer regularly scheduled quarterly interest payments on the Corporation’s subordinated debentures. The terms of the subordinated debentures allow for the deferral of regularly scheduled quarterly interest payments for up to twenty consecutive quarters.

Capital
Stockholders’ equity at September 30, 2010 was $30,154,000 compared to $41,945,000 as of December 31, 2009, a decrease of $11,791,000 or 28%. The decrease was due to the net loss during the period.
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
The regulatory capital ratios of the Corporation’s and the Bank are presented in Note F. Based on the respective regulatory capital ratios, the Bank is considered to be undercapitalized at September 30, 2010 and December 31, 2009. The decline in the Bank’s regulatory capital position has been caused primarily by the losses sustained by the Bank.
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
The Corporation needs to raise sufficient capital during 2010 to return the Bank to well-capitalized status. Management is pursuing various sources of capital and estimates the need to raise approximately $50 million in capital to be in compliance with its Consent Order with the FDIC and OFIR. Given the current economic environment, there can be no assurance the Corporation will be able to raise the estimated capital needed.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2010, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$56	$—	$—	$—	$56
Interest bearing deposits with Banks	40,582	20,902	8,732	—	70,216
Mortgage loans held for sale	572	—	—	—	572
Securities available for sale	—	2,028	40	44,554	46,622
Federal Home Loan Bank stock	3,698	—	—	—	3,698
Total loans, net of non-accrual	152,708	130,256	378,494	26,749	688,207

Total earning assets	197,616	153,186	387,266	71,303	809,371

Interest bearing liabilities
Total interest bearing deposits	225,357	359,839	136,749	268	722,213
Federal Home Loan Bank advances	49,000	4,500	10,216	—	63,716
Other Borrowings	—	—	—	—	—
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	284,357	364,339	146,965	268	795,929

Net asset (liability) funding gap	(86,741)	(211,153)	240,301	71,035	$13,442

Cumulative net asset (liability) funding gap	($86,741)	($297,894)	($57,593)	$13,442

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

The following tables provide information about the Bank’s contractual obligations and commitments at September 30, 2010 (in thousands):

	Payments Due By Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Certificates of deposit	$413,633	$133,015	$3,734	$268	$550,650
Long-term borrowings	53,500	10,216	—	—	63,716
Lease commitments	658	535	242	—	1,435
Subordinated debentures	—	—	—	10,000	10,000

Totals	$467,791	$143,766	$3,976	$10,268	$625,801

	Amount Of Commitment Expiration Per Period
Unused Loan Commitments and Letters of Credit	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Unused loan commitments	$26,724	$6,838	$5,371	$7,404	$46,337
Standby letters of credit	563	—	—	—	563

Totals	$27,287	$6,838	$5,371	$7,404	$46,900

Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2010.
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

Date: November 15, 2010

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