Form 10-K
period 2010-12-31
DEARBORN BANCORP INC /MI/
filed 2011-03-21
CIK 895541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 000-24478.
DEARBORN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3073622

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1360 Porter Street, Dearborn, MI	48124

(Address of principal executive office)	(Zip code)
(313) 565-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	The Nasdaq Stock Market, LLC
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
Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, was approximately $12,128,070.
As of March 18, 2011, 7,685,706 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2010 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the definitive Proxy Statement of the Registrant dated April 15, 2011, to be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

PART I		3
Item 1.	Business	3
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	21
Item 3.	Legal Proceedings	22
Item 4.	Reserved	22

PART II		22
Item 5.	Market for Registrant’s Common Equity, and Related Stockholder Matters	22
Item 6.	Selected Financial Data	22
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.	22
Item 8.	Financial Statements and Supplementary Data	22
Items 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	22
Item 9A.	Controls and Procedures	22
Item 9B.	Other Information	23

PART III		23
Item 10.	Directors and Executive Officers of the Registrant	23
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management	23
Item 13.	Certain Relationships and Related Transactions	24
Item 14.	Principal Accountant Fees and Services	24

PART IV		24
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	24

Form 10-K Signatures		27
Exhibit Index		28
2010 Annual Report to Stockholders
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
Business of the Bank
     Principal operations of the Bank commenced on February 28, 1994 when the Bank opened for business at its main office, located at 22290 Michigan Avenue, Dearborn, Michigan. The Bank, through its main office, branch offices and regional lending centers, emphasizes and offers highly personalized service to its customers. A listing of office locations is set forth under the caption “Fidelity Bank Locations” in the 2010 Annual Report to Stockholders and is incorporated herein by reference.
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
     Control Our Operating Costs. Our practice of employing fewer, but highly qualified and productive individuals at all levels of the organization is key to maintaining a decentralized management structure. These individuals are able to manage large loan portfolios, which increases interest income while controlling personnel costs. Additionally, we continue to enhance our operating procedures and in 2004 we opened an operations center in Allen Park, Michigan that consolidated many of our administrative and support functions. This facility houses our data processing, accounting, auditing, compliance and customer support activities.
     Focus on Commercial Real Estate Lending. While we offer a full range of consumer and commercial loan products, our primary lending focus will continue to be providing local businesses with loans secured by owner-occupied real estate. Typically, we seek commercial real estate lending relationships with customers borrowing from $500,000 to $4 million. Although our legal lending limit was approximately $9 million as of December 31, 2010, our Board of Directors has set our current in-house lending limit at $6 million. Our in-house limit accommodates the vast majority of lending opportunities we encounter. If local businesses have credit needs beyond the scope of our in-house lending capacity, we may participate out a portion of the credit with other financial institutions in order to accommodate our customers’ needs. As of December 31, 2010, commercial real estate loans comprised 75% of our loan portfolio.

Market Area
     Our current market area includes Wayne, Oakland, Macomb and Washtenaw Counties, which are all located in southeastern Michigan. We currently have offices in the following communities: Ann Arbor, Auburn Hills, Bingham Farms, Birmingham, Bloomfield Township, Canton Township, Clinton Township, Dearborn, Dearborn Heights, Plymouth Township, Saline, Shelby Township, Southfield and Southgate, Michigan. Our market area has a diverse economy based primarily on manufacturing, retail and service businesses and contains the headquarters for twenty-three Fortune 500 companies. According to 2000 U.S. Census Data, the populations of Wayne (excluding the City of Detroit), Oakland, Macomb and Washtenaw Counties totaled 3,414,967, while median household incomes for such counties were $50,848, $69,794, $58,598 and $59,069, respectively.
     Our market area represents a significant banking market in the State of Michigan. According to the FDIC, total deposits in Wayne (excluding the City of Detroit), Macomb, Washtenaw, and Oakland Counties, including those of banks and thrifts, were approximately $72.7 billion as of June 30, 2010, which accounted for approximately 46.7% of the total deposit market share in the State of Michigan and has increased approximately 44.0% from $50.5 billion in deposits as of June 30, 2000.
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
     The Bank has two primary target markets: personal banking services, with an emphasis on individual deposit accounts and single-family residential lending; and business banking services, with an emphasis on deposit and loan products designed for small- to medium-sized businesses.
     Community Club. At inception, the Bank established a “Community Club” which has become an important marketing initiative to increase the Bank’s total deposits. The Community Club is targeted at individuals 50 years of age or older. As of December 31, 2010, the Community Club had over 6,700 members who accounted for total deposits of $597.6 million, or 73% of the Bank’s total deposits.
     Among other things, membership in the Community Club entitles the customer to increased personal attention and service by Bank staff. The Bank also hosts local community events and educational seminars which have been well-received by the Community Club members. Management believes that the success of the Community Club and the Bank’s continued efforts to expand the benefits of the program will foster an increase in the number of Community Club members and deposit accounts.

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
     The Bank, as a result of its secondary market operations, is able to offer a variety of loan products that serve the needs of its customers. The Bank also provides loans that it holds in its own portfolio on those transactions that evidence satisfactory credit quality and income but are unable to be sold in the secondary market for various reasons. The Bank does not originate sub-prime mortgages for its portfolio.
     Management believes that cross-selling of the Bank’s products and services to its existing customers is vital to expanding account relationships, generating additional sales opportunities and increasing fee income.

Loan Policy
     As a routine part of the Bank’s business, the Bank makes loans to individuals and businesses located within the Bank’s market area. The loan policy of the Bank states that the function of the lending operation is two-fold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the responsible businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business. Under the loan policy, individual lending authority for loans in excess of $100,000 is granted to a limited number of officers, each of whom has over 25 years of banking experience. Currently this group includes Michael J. Ross and Warren R. Musson. They are authorized to lend up to $100,000 unsecured and $1,000,000 for collateralized loans. Historically, these authorities have been used sparingly.
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
     The loan policy also limits the amount of funds that may be loaned against specified types of collateral including: listed securities with a share price greater than $10 — not greater than 80% loan to value; listed securities with a share price less that or equal to $10 — not greater than 50% loan to value; U.S. Government securities — not greater than 90% loan to value; Municipal securities — not greater that 80% loan to value; and insured bank deposits — not greater than 100% loan to value. As to loans secured principally by real estate, the policy complies with the FIRREA Act of 1989 and subsequent interagency appraisal and evaluation guidelines regarding appraisals of the property offered as collateral by licensed independent appraisers. The loan policy also provides general guidelines as to collateral, provides for environmental reviews, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank’s lending business.

Lending Practices
     Commercial Loans. Our commercial lending group originates commercial loans primarily in Wayne, Oakland, Macomb and Washtenaw Counties in southeastern Michigan. Commercial loans are originated by a group of lending officers with the assistance of Michael J. Ross and Warren R. Musson. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction.
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
     The Bank has established a Special Assets Group within the Lending Department. This group consists of a Group Manager and five workout officers. Two of these workout officers are attorneys licensed to practice law in the State of Michigan. These professionals are responsible for the management of non-performing loans and the disposal of non-performing assets. Additionally, the Bank has formed a Special Assets Committee that meets bi-weekly. This Committee consists of the Head of Lending, Head of Credit and the Special Assets Manager and workout officers. This Committee discusses the status of these non-performing assets and strategies and actions concerning these assets that would further the Bank’s interests.
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
     Loans classified as Troubled Debt Restructuring (“TDR loans”) are also classified as impaired loans. A TDR loan occurs when a borrower is granted a temporary concession to enable the borrower to fulfill the debt service obligations with the Bank. Once the term of the TDR loan has concluded, the loan will return to its previous contractual terms. These loans are analyzed on a cash flow or collateral value basis to determine if an allocation in the allowance for loan losses is necessary. If necessary, portions of our allowance are assigned to individual TDR loans based on this analysis.
     Commercial loans not classified as impaired, homogeneous mortgage and consumer loans are provided for in the allowance for loan losses computation by allocations based upon loan grade and type. These allocations include consideration of a variety of objective and subjective factors including our historical loss experience, delinquent status, the purpose and size of the loan, its collateral type, the current economic environment and other business factors and trends that we believe impact the ability of our borrowers to repay their obligations.

     Delinquent Loans, Non-performing Assets and Classified Assets. When a borrower fails to make a required payment on a loan, our Bank attempts to cause the deficiency to be cured by contacting the borrower. In many cases, deficiencies are cured as a result of these collection efforts.
     When a borrower fails to make a timely payment, the borrower will receive a delinquency notice within 5 days of the due date. When the payment reaches 15 days past due, a second notice will be sent and a phone call will be made. This process is repeated if the account remains delinquent at 25 days. In many cases, delinquencies are paid promptly. Generally, if a real estate loan becomes 90 days delinquent, the borrower and collateral will be assessed to determine whether foreclosure action is required. When deemed appropriate by management, a foreclosure action will be instituted or a deed in lieu of foreclosure, short sale or loan modification will be pursued.
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
     The Bank’s risk rating system is similar to that used by regulatory agencies. Problem assets are classified as “substandard” (risk rating 7), “doubtful” (risk rating 8) or “loss” (risk rating 9). “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain “special mention” (risk rating 6) and “watch credit” (risk rating 5) categories, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention.
     Generally, our Bank classifies as “substandard” all loans that are delinquent more than 90 days and non-accruing, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.
     The aggregate amounts of our Bank’s criticized and classified assets at December 31, 2010, and December 31, 2009 were as follows (dollars in thousands):

		December 31,	December 31,
	Rating	2010	2009
Watch Credit	5	$77,119	$74,560
Special Mention	6	77,025	64,987
Substandard	7	171,378	134,839
Doubtful	8	85	6,381
Loss	9	—	—

Total classified assets		$325,607	$280,767

     Criticized and classified assets increased $14.6 million and $30.2 million, respectively, during the year ended December 31, 2010. The economic slowdown in our market area has resulted in an increase in the number and dollar amount of classified loans. At December 31, 2010, criticized and classified assets had a specific allocation of the allowance to loan losses of $10.8 million.

     The following table reflects the amount of loans in delinquent status as of December 31, 2010 and 2009 (dollars in thousands):

	December 31,	December 31,
	2010	2009
Loans delinquent
30 — 89 days	18,302	9,713
90 or more days and still accruing	—	—
Non-accruing	66,563	49,341
Total delinquent loans	84,865	59,054

Ratio of total delinquent loans to total loans	11.53%	7.09%

The increase in non-accruing loans during the year ended December 31, 2010 is primarily due to downgrading 110 loans with a balance of $48,140,000 to non-accrual status. The primary cause of the increase in non-accruing loans is primarily related to the Bank’s commercial and commercial real estate loans as well as loans financing the development and construction of residential property. The downturn in economic activity experienced during 2008 — 2010 continues to impact the residential real estate market during 2011 as well as to significantly impact the Bank’s commercial and commercial real estate mortgage portfolios. This downturn has also led to a significant decline in collateral values of all types of real property. However, the local economy has begun to shows signs of improvement during 2010. We have seen modest improvements in the quality of our loan portfolio as the level of delinquencies and non-performing loans have stabilized during the last half of 2010. These positive trends have not yet materialized into an improvement in the level of valuations of real estate in the Bank’s market area.
The distribution of loans downgraded to non-accrual status during 2010 (dollars, in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	15	$1,497
Commercial, financial, & other	30	8,912
Commercial real estate construction — residential property	10	9,613
Commercial real estate construction — non residential property	—	—
Land development loans — residential property	4	5,391
Land development loans — non residential property	1	317
Commercial real estate mortgages	41	21,721
Residential real estate mortgages	9	689

Total loans downgraded to non-accrual status	110	$48,140

Deposits and Other Services
     Deposits. We offer a broad range of deposit services, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Transaction accounts and certificates of deposit are tailored to our primary market area at rates competitive with those offered in our area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. We acquire deposit accounts from individuals, businesses, associations, financial institutions and government entities.
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
Employees
     As of December 31, 2010, the Bank had 191 employees, including 71 officers and 120 customer service, operations and other support persons. Management believes that the Bank’s relations with its employees are excellent.
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
     A summary of consolidated net interest income, consolidated net interest income volume / rate analysis, rate sensitivity analysis / gap analysis and capital ratios is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Annual Report to Stockholders and is incorporated herein by reference.
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
     This CRP was rejected because capital has not been successfully raised within the 120 days of the issuance of the consent order. An amended CRP was submitted on May 24, 2010. This CRP was also rejected because capital has not been successfully raised.
Our bank is currently undercapitalized. Failure to meet the minimum ratios set forth in the Consent Order could result in regulators taking additional enforcement action against us. With the exception of raising additional capital, management believes that it has met all of the provisions of the consent order.
Executive Officers of the Corporation and Bank
Set forth below are the names and ages of the executive officers of the Corporation and the Bank, positions held and the years from which held. There are no family relationships among such persons.
John E. Demmer, 87
Chairman of the Board, Dearborn Bancorp, Inc. and Fidelity Bank
Chairman of the Board and Director of the Corporation since 1992. Chairman of the Board and Director of the Bank since 1993. Chairman of the Board and Chief Executive Officer of Jack Demmer Ford, Inc. since 1994. Chairman of the Board and Chief Executive Officer of Jack Demmer Lincoln Mercury, Inc since 1999.
Michael J. Ross, 60
President and Chief Executive Officer, Dearborn Bancorp, Inc.
President and Chief Executive Officer, Fidelity Bank
President and Chief Executive Officer of the Corporation since 2003. President and Director of the Corporation since 1998. Vice President and Director of the Corporation from 1993 to 1997. President, Chief Executive Officer, and Director of the Bank since 1993.
Jeffrey L. Karafa, 46
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
Warren R. Musson, 53
Senior Vice President, Head of Lending, Fidelity Bank
Senior Vice President of the Bank since 2000. Vice President of the Bank during 1999. Senior Vice President and Senior Loan Officer of Peoples State Bank from 1993 to 1999.
Jeffrey J. Wolber, 54
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
     As of December 31, 2010, the Bank is “undercapitalized” by regulatory capital standards. As a result, the Bank has submitted a detailed, written Capital Restoration Plan, specifying the steps the Bank and the Corporation will take to bring the Bank’s capital ratios back into compliance with minimum applicable capital ratios. The plan must also include a statutorily-required guarantee of the Bank’s performance of the plan by its sole shareholder, the Corporation, which guarantee may require assurances, such as a pledge of the Corporation’s assets. The Capital Restoration Plan (“CRP”) has been be submitted to the Bank’s federal bank regulator, the FDIC, for approval. This CRP was rejected because capital has not been successfully raised within the 120 days of the issuance of the consent order. An amended CRP was submitted on May 24, 2010. This CRP was also rejected because capital has not been successfully raised.
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
     We are currently under a Consent Order which includes a capital directive that requires the Bank to have and maintain its level of tier 1 capital as a percentage of total assets (capital ratio) at a minimum of 9% and its level of qualifying total capital as a percentage of risk-weighted assets (total risk-based capital ratio) at a minimum of 12%. These ratios are in excess of the statutory minimums to be well-capitalized. At December 31, 2010, the Bank’s capital ratio was 3.95% and the Bank’s total risk-based capital ratio was 6.17%. Additionally, the Bank is prohibited from declaring or paying any cash dividends without prior consent of the FDIC.
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
     Approximately 7.5% of our real estate loan portfolio as of December 31, 2010 was comprised of construction and land development loans. Repayment of such loans is dependent upon the successful completion of the construction project, on time and within budget, and the successful sale of the completed project. If a borrower is unable to complete a construction project or if the marketability of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan. Further deterioration in any of the real estate markets the Bank serves is likely to further damage the marketability of these projects; as a result, the Bank may incur further loan losses which will adversely affect its results of operations.
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
     The automobile manufacturing industry has experienced significant economic difficulties over the past several years, which, in turn, has adversely impacted a number of related industries that serve the automobile manufacturing industry, including automobile parts suppliers. The conditions have improved during the past year and conditions in this industry are expected to continue to improve. However, we cannot assure you that the economic conditions in the automobile manufacturing and related service industries will continue to improve at any time or when this improvement in the economic conditions in these industries will impact our Bank.
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
     Dramatic declines in the housing market during 2008 and 2009, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. While market conditions have improved in 2010, the real estate market values have not yet recovered. The write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, declines in asset values, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect levels of consumer confidence and may cause changes in payment patterns, causing increases in delinquencies and default rates, which may impact out charge-offs and provision for loan loss. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions for us and others in the financial institutions industry.
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
     Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At December 31, 2010, commercial real estate loans totaled $551 million, or 75% of our total loan portfolio. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2010 fiscal year and that remain unresolved.
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
     The Bank’s Clinton Township, Michigan regional lending center is located at 45000 River Ridge Drive, Suite 110, along Hall Road (M-59) near the corner of Romeo Plank Road. The Bank leases 7,426 of space in the River Ridge Corporate Office Center Building. This lease expires in 2011 and will not be renewed.
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
     The Bank’s Troy Operations center is located in 9,900 square foot office building at 2681 Industrial Row in Troy, Michigan and is owned by the Bank. This office building is no longer being utilized and is 100% leased to a non-affiliated third party tenant.
Item 3. Legal Proceedings
     From time to time, the Corporation and its subsidiaries are parties to legal proceedings incidental to their business. At December 31, 2010, there were no legal proceedings which management anticipates would have a material adverse effect on the results of operations or financial position of the Corporation.
Item 4. Reserved
     No matters were submitted to a vote of security holders during the fourth quarter of 2010.
PART II
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters
     The information required by this item appears in the Corporation’s 2010 Annual Report to Stockholders under the caption “Quarterly Common Stock Price Information” and is incorporated by reference herein.
     At March 1, 2011, there were 336 record holders of the common stock. In addition, it is estimated that there were approximately 3,500 beneficial owners of common stock who own their shares through brokers or banks.
Item 6. Selected Financial Data
     The information required by this item appears in the Corporation’s 2010 Annual Report to Stockholders under the caption “Summary of Selected Financial Data” and is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item appears in the Corporation’s 2010 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     The information required by this item appears in the Corporation’s 2010 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.
Item 8. Financial Statements and Supplementary Data
     The financial statements included in the Corporation’s 2010 Annual Report to Stockholders are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     The information set forth under the caption, “Independent Public Accountants”, in the definitive Proxy Statement of the Corporation dated April 15, 2011 is incorporated by reference herein.

Item 9A. Controls and Procedures
     The Report by Dearborn Bancorp, Inc. and Subsidiary on Internal Controls over Financial Reporting in the Corporation’s 2010 Annual Report to Stockholders is incorporated by reference herein.
Item 9B. Other Information
     There was no other information to disclose.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information set forth under the caption “Information about Directors and Nominees for Directors” in the definitive Proxy Statement of the Corporation dated April 15, 2011 is incorporated by reference herein.
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
Item 11. Executive Compensation
     The information set forth under the caption “Executive Compensation” and “Officer Agreements” in the definitive Proxy Statement of the Corporation dated April 15, 2011 is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information set forth under the captions “Security Ownership” in the definitive Proxy Statement of the Corporation dated April 15, 2011 is incorporated by reference herein.
     The following table summarizes information, as of December 31, 2010, relating to the Corporation’s compensation plans under which its equity securities are authorized for issuance.

	Number of Securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plans
Plan Category	( a )	( b )	( c )
Equity Compensation Plans approved by security holders (1)	541,621	$6.59	89,570

Equity Compensation Plans not approved by security holders	—	—	—

Total	541,621	$6.59	89,570

(1)	Column ( a ) includes 242,991 shares from the 1994 Stock Option Plan and 298,630 shares from the 2005 Long-Term Incentive Plan. Shares in column ( c ) represent the shares that are available for grant under the 2005 Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions
     The information set forth under the caption “Related Transactions” in the definitive Proxy Statement of the Corporation dated April 15, 2011 is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
     The information presented under the caption “Fees Paid to Independent Public Accountants” in the definitive Proxy Statement of the Corporation dated April 15, 2011 is incorporated by reference herein.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a)(1) Financial Statements
The following financial statements of the Corporation appear in the Corporation’s 2008 Annual Report to Stockholders and are incorporated by reference in item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements
     (2) Financial Statement Schedules
No schedules are required under this item.

     (3) Exhibits
The Exhibit numbers in brackets being those in such Registration Statements, Form 10-K, Form 10-Q or Form 8-K Reports.

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended December 9, 2008 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(3)(d)	Amendment to the Bylaws of the Registrant was filed as an exhibit to report on Form 8-K filed on December 18, 2007 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005 and is incorporated herein by reference.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005 and is incorporated herein by reference.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant (21) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2010 Annual Report to Stockholders.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (99)	Consent Order with Federal Deposit Insurance Corporation and Office of Financial and Insurance Regulation with the State of Michigan dated February 12, 2010 was filed as an exhibit to Form 10-K of the Registrant for the year ended December 31, 2009 and is incorporated herein by reference.

(X)   A compensatory plan required to be filed as an exhibit.
(b)   Reports on Form 8-K
        The Corporation filed one report on Form 8-K during the quarter ended December 31, 2010.
Form 8-K dated October 19, 2010, filing a press release announcing Dearborn Bancorp Inc.’s 2010 third quarter earnings.

Form 10-K Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2011.

Dearborn Bancorp, Inc.
By	/s / John E. Demmer
(John E. Demmer, Chairman of the Board and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2011.

/s/ Michael J. Ross (Michael J. Ross)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey L. Karafa (Jeffrey L. Karafa)	Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Margaret I. Campbell (Margaret I. Campbell)	Director	/s/ William J. Demmer (William J. Demmer)	Director

/s/ Michael V. Dorian, Jr. (Michael V. Dorian, Jr.)	Director	/s/ Bradley F. Keller (Bradley F. Keller)	Director

/s/ David Himick (David Himick)	Director	/s/ Jeffrey G. Longstreth (Jeffrey G. Longstreth)	Director

/s/ Donald G. Karcher (Donald G. Karcher)	Director	/s/ Dr. Robert C. Schwyn (Dr. Robert C. Schwyn)	Director

Exhibit Index

Exhibit No.	Description

(3)(a)	Articles of Incorporation of Registrant, As Amended. [3(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended December 31, 2008 and is incorporated herein by reference.

(3)(b)	By-Laws of the Registrant, As Amended. [3(b)] was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

(3)(d)	Amendment to the Bylaws of the Registrant was filed as an exhibit to report on Form 8-K filed on December 18, 2007 and is incorporated herein by reference.

(10)(a)	1994 Stock Option Plan, As Amended. [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1997 and is incorporated herein by reference. (X)

(10)(a)	2005 Long-Term Incentive Plan [10(a)] was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 2005 and is hereby incorporated by reference. (X)

(10)(b)	Employment Agreement between the Registrant and Michael J. Ross. [10(b)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10)(c)	Change in Control Agreement between the Registrant and five officers. [10(c)] was filed as an Exhibit to Form 10-Q of the Registrant for the quarter ended June 30, 2003 and is incorporated herein by reference.

(10.1)	Form of Stock Option Agreement granted to various executive officers. (10.1) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005 and is incorporated herein by reference.

(10.2)	Form of Restricted Stock Agreement granted to various officers. (10.2) was filed as an exhibit to Form 8-K of the Registrant, dated December 6, 2005 and is incorporated herein by reference.

(14)	Code of Ethics of the Registrant (14) was filed as an Exhibit to Form 10-K of the Registrant for the year ended December 31, 2003 and is incorporated herein by reference.

Exhibit (13)	2010 Annual Report to Stockholders.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Rule 13a-14(a) CEO Certification.

Exhibit (31.2)	Rule 13a-14(a) CFO Certification.

Exhibit (32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(X)   A compensatory plan required to be filed as an exhibit.