Form 10-Q
period 2011-03-31
DEARBORN BANCORP INC /MI/
filed 2011-05-13
CIK 895541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of April 30, 2011.

Class	Shares Outstanding

Common Stock	7,685,706

DEARBORN BANCORP, INC.
INDEX

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Dearborn Bancorp, Inc.
Dearborn, Michigan
We have reviewed the accompanying condensed consolidated balance sheets of Dearborn Bancorp, Inc. as of March 31, 2011 and 2010 and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2011 and 2010, and condensed consolidated statements of cash flows for the three month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
BKD, LLP
Indianapolis, Indiana
May 13, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited		Unaudited
(Dollars, in thousands)	3/31/2011	12/31/2010	3/31/2010
ASSETS
Cash and cash equivalents
Cash and due from banks	$7,454	$6,645	$8,047
Federal funds sold	55	55	57
Interest bearing deposits with banks	95,801	87,075	70,898

Total cash and cash equivalents	103,310	93,775	79,002

Mortgage loans held for sale	749	353	758
Securities available for sale	53,117	54,811	46,267
Federal Home Loan Bank stock	3,605	3,605	3,698
Loans
Loans	718,187	735,851	813,961
Allowance for loan losses	(27,971)	(27,971)	(30,288)

Net loans	690,216	707,880	783,673

Premises and equipment, net	18,969	19,195	19,973
Real estate owned	22,120	21,502	24,467
Accrued interest receivable	3,310	3,286	3,595
Other assets	1,598	11,277	9,266

Total assets	$896,994	$915,684	$970,699

LIABILITIES
Deposits
Non-interest bearing deposits	$95,076	$88,266	$86,407
Interest bearing deposits	699,077	723,835	765,610

Total deposits	794,153	812,101	852,017

Other liabilities
Federal Home Loan Bank advances	63,668	63,716	63,799
Accrued interest payable	1,079	1,056	956
Other liabilities	1,100	1,852	747
Subordinated debentures	10,000	10,000	10,000

Total liabilities	870,000	888,725	927,519

STOCKHOLDERS’ EQUITY
Common stock - 100,000,000 shares authorized, 7,685,706 shares at 3/31/11, 7,685,706 shares at 12/31/10 and 7,687,470 shares at 3/31/10	132,163	132,083	131,960
Retained earnings	(103,944)	(104,099)	(88,721)
Accumulated other comprehensive income (loss)	(1,225)	(1,025)	(59)

Total stockholders’ equity	26,994	26,959	43,180

Total liabilities and stockholders’ equity	$896,994	$915,684	$970,699

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except share data)	3/31/2011	3/31/2010
Interest income
Interest on loans	$10,369	$11,778
Interest on securities, available for sale	442	168
Interest on deposits with banks	136	37
Interest on federal funds	1	1

Total interest income	10,948	11,984

Interest expense
Interest on deposits	2,119	3,543
Interest on other liabilities	260	386

Total interest expense	2,379	3,929

Net interest income	8,569	8,055
Provision for loan losses	1,395	100

Net interest income after provision for loan losses	7,174	7,955

Non-interest income
Service charges on deposit accounts	318	343
Fees for other services to customers	35	36
Gain on the sale of loans	22	58
Gain on the sale of securities	—	69
Loss on the sale of real estate owned	(76)	(11)
Loss on the write-down of real estate owned	(326)	(656)
Other income	102	102

Total non-interest income (loss)	75	(59)

Non-interest expense
Salaries and employee benefits	3,190	3,119
Occupancy and equipment expense	782	854
FDIC assessment	950	950
Advertising and marketing	33	27
Stationery and supplies	79	72
Professional services	213	166
Data processing	194	186
Defaulted loan expense	1,180	1,035
Other operating expenses	474	359

Total non-interest expense	7,095	6,768

Income before federal income tax expense	154	1,128
Income tax expense	—	—

Net income	$154	$1,128

Per share data:
Net income — basic	$0.02	$0.15
Net income — diluted	$0.02	$0.15

Weighted average number of shares outstanding — basic	7,645,940	7,687,470
Weighted average number of shares outstanding — diluted	7,645,940	7,687,470
The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended	Three Months Ended
(In thousands)	03/31/2011	03/31/2010
Net income	$154	$1,128
Other comprehensive income , net of tax
Unrealized gains on securities
Unrealized holding gains (losses) arising during period	(200)	45
Less: reclassification adjustment for gains included in net income	—	69
Tax effects	—	39

Other comprehensive income (loss)	(200)	75

Comprehensive income (loss)	$(46)	$1,203

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash flows from operating activities
Interest and fees received	$10,924	$11,951
Interest paid	(2,356)	(4,019)
Proceeds from sale of mortgages held for sale	2,983	4,654
Origination of mortgages held for sale	(3,357)	(4,225)
Taxes refunded	7,248	4,074
Loss on sale of real estate owned	(76)	(11)
Gain on sale of securities	—	(69)
Cash paid to suppliers and employees	(3,997)	(7,331)

Net cash provided by operating activities	11,369	5,024

Cash flows from investing activities
Sale of securities available for sale	—	8,289
Proceeds from calls, maturities and repayments of securities available for sale	915	2,514
Purchases of securities available for sale	—	(10,689)
Decrease in loans, net of payments received	14,656	11,666
Proceeds from the sale of real estate owned	593	742
Purchases of property and equipment	(2)	(47)

Net cash provided by investing activities	16,162	12,475

Cash flows from financing activities
Net decrease in non-interest bearing deposits	6,810	2,534
Net increase in interest bearing deposits	(24,758)	(18,472)
Repayments on Federal Home Loan Bank advances	(48)	(56)

Net cash used in financing activities	(17,996)	(15,994)

Increase in cash and cash equivalents	9,535	1,505
Cash and cash equivalents at the beginning of period	93,775	77,497

Cash and cash equivalents at the end of period	$103,310	$79,002

The accompanying notes are an integral part of these condensed consolidated statements.

DEARBORN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
(In thousands)	2011	2010
Reconciliation of net loss to net cash provided by operating activities
Net loss	$154	$1,128
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,395	100
Depreciation expense	228	268
Restricted stock award expense	66	16
Stock option expense	15	16
Accretion of discount on investment securities	—	(41)
Amortization of premium on investment securities	579	105
Write-down of real estate owned	326	798
(Increase) decrease in mortgages held for sale	(396)	371
Increase in interest receivable	(24)	(33)
Increase (decrease) in interest payable	23	(90)
Decrease in other assets	9,755	3,324
Increase in other liabilities	(752)	(938)

Net cash provided by operating activities	$11,369	$5,024

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$1,613	$2,572
The accompanying notes are an integral part of these condensed consolidated statements.

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
The condensed consolidated financial statements of the Corporation as of March 31, 2011 2010 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010 reflect all adjustments, consisting of normal recurring items which are in the opinion of management, necessary for a fair presentation of the results for the interim period. The condensed consolidated balance sheet of the Corporation as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. The operating results for the three month period ended March 31, 2011 are not necessarily indicative of results of operations for the entire year.
The condensed consolidated financial statements as of March 31, 2011 and 2010, and for the three month periods ended March 31, 2011 and 2010 included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Corporation’s 2010 Annual Report on Form 10-K.
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
Factors in the basic and diluted income per share calculation follow (in thousands, except share and per share data):

	Three Months Ended
	3/31/2011	3/31/2010
Basic
Net income	$154	$1,128
Weighted average common shares	7,645,940	7,645,940
Basic earnings per common share	$0.02	$0.15

Diluted
Net income	$154	$1,128
Weighted average common shares outstanding	7,645,940	7,645,940
Weighted average common shares	$0.02	$0.15
Stock options for 541,621 and 511,717 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2011 and 2010, respectively, because they were antidilutive.

A. Accounting and Reporting Policies (con’t)
ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company is required to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Corporation adopted the applicable required additional disclosures effective December 31, 2010 and the disclosure of activity during the three months ended March 31, 2011, and adoption of these additional disclosures did not have a material effect on its financial position or results of operations.
Receivables: In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We are assessing the impact of ASU 2011-02 on our financial condition, results of operations, and disclosures.

B. Securities
The amortized cost and fair value of securities available for sale are as follows (in thousands):

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises (GSE) - mortgage backed securities	$54,092	$1	$(1,226)	$52,867
Other securities	250	—	—	250

Totals	$54,342	$1	$(1,226)	$53,117

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises (GSE) - mortgage backed securities	$55,586	$1	$(1,026)	$54,561
Other securities	250	—	—	250

Totals	$55,836	$1	$(1,026)	$54,811

The amortized cost and fair value of securities available for sale at March 31, 2011 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in over ten years	$250	$250
GSE — mortgage backed securities	54,092	52,867

Totals	$54,342	$53,117

The entire portfolio has a net unrealized loss of $1,225,000 at March 31, 2011 compared to net unrealized loss of $1,025,000 at December 31, 2010.
Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

B. Securities (con’t)

	March 31, 2011
	Less than one year		One year or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Investment category	Value	Loss	Value	Loss	Value	Loss
GSE — mortgage backed securities	$52,842	$(1,226)	—	—	$52,842	$(1,226)

Total temporarily impaired	$52,842	$(1,226)	$—	$—	$52,842	$(1,226)

	December 31, 2010
	Less than one year		One year or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Investment category	Value	Loss	Value	Loss	Value	Loss
GSE — mortgage backed securities	$54,526	$(1,026)	—	—	$54,526	$(1,026)

Total temporarily impaired	$54,526	$(1,026)	$—	$—	$54,526	$(1,026)

The unrealized losses on the Corporation’s investments at December 31, 2010 were caused by interest rate increases. Additionally, these securities are issued by an agency of the United States of America and are backed fully by the United States Government. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2011.
Sales of available for sale securities for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	For the three months ended
	3/31/2011	3/31/2010
Gross Gains	$—	$69
Gross Losses	—	—

C. Loans and Allowance for Loan Losses
Major segments of loans included in the loan portfolio are as follows (in thousands):

	3/31/11	12/31/10	3/31/10
Consumer loans	$25,477	$25,871	$28,623
Commercial, financial and other	106,859	121,015	141,338
Construction and land development	52,402	55,126	78,777
Commercial real estate mortgages	495,919	495,501	521,701
Residential real estate mortgages	37,530	38,338	43,522

Total Loans	718,187	735,851	813,961

Allowance for loan losses	(27,971)	(27,971)	(30,288)

Loans, net	$690,216	$707,880	$783,673

     The following is a summary of non-performing assets and problems loans (in thousands):

	3/31/11	12/31/10	3/31/10
Troubled debt restructuring	$48,499	$48,527	$31,737
Over 90 days past due and still accruing	236	—	1,127
Non-accrual loans	71,953	66,563	81,163

Total non-performing loans	120,688	115,090	114,027

Real estate owned	22,120	21,502	24,467
Other repossessed assets	—	—	—

Other non-performing assets	22,120	21,502	24,467

Total non-performing assets	$142,808	$136,592	$138,494

The most significant proportion of the Bank’s non-performing loans continues to be in the commercial real estate mortgages segment of the Bank’s loan portfolio. These loans comprise 69% of loans and 48% of non-accrual loans at March 31, 2011.

C. Loans and Allowance for Loan Losses (con’t)
The collectability of all loans is monitored regularly by management. Interest income on mortgage and commercial loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Once a loan has returned to performing status for a period of six months, it will be returned to accrual status. Delinquency status reports are reviewed by senior loan managers and individual loan officers on a weekly basis. The circumstances of these accounts are discussed and appropriate action to be taken is determined.
     The following is a summary of non-accrual loans (in thousands):

	3/31/11	12/31/10	3/31/10
Consumer loans	$2,179	$1,533	$924
Commercial, financial, & other	13,617	13,688	12,749
Land development loans — residential property	10,890	11,904	23,260
Land development loans — non- residential property	1,943	1,734	1,558
Commercial real estate construction — residential property	7,302	7,763	9,573
Commercial real estate construction — non- residential property	258	317	2,870
Commercial real estate mortgages	34,802	28,458	27,863
Residential real estate mortgages	962	1,166	2,366

Total non-accrual loans	$71,953	$66,563	$81,163

The increase in non-accrual loans during the three months ended March 31, 2011 was primarily due to the downgrading of 24 loans to non-accrual status for $9,477,000 and partially offset by net charge-offs of $1,395,000 and the transfer of 5 loans to other real estate for $1,613,000. This increase was primarily due to the migration of previously identified classified loans. These loans have been identified as impaired loans and have been charged down to the value of the collateral or an appropriate reserve has been identified in the allowance for loan loss. Loans transferred to non-accrual status during 2011 in the amount of $9,348,000 were identified at December 31, 2010 as classified loans with reserves for losses established accordingly. As these loans were identified as classified loans with the appropriate risk allocation in the allowance for loan losses at December 31, 2010, the migration of these loans to non-accrual status did not have a significant impact on the allowance for loan losses.
An aging analysis of loans at March 31, 2011 and December 31, 2010 is listed below (in thousands):

C.	Loans and Allowance for Loan Losses (con’t)
At March 31, 2011

			90 Days
	30 - 59	60 - 89	or More
	Days	Days	Past Due or		Total
	Past Due	Past Due	Non-Accrual	Current	Loans
Consumer loans	$25	$217	$2,179	$23,056	$25,477
Commercial, financial and other	1,890	1,153	15,881	87,935	106,859
Land Development Residential	—	—	8,357	11,392	19,749
Land Development Non Residential	4,231	—	1,943	3,422	9,596
Commercial Construction — Residential	1,017	—	6,819	1,999	9,835
Commercial Construction — Non-Residential	—	—	258	12,964	13,222
Commercial real estate mortgages	2,840	6,278	35,790	451,011	495,919
Residential real estate mortgages	388	—	962	36,180	37,530

Total Loans	$10,391	$7,648	$72,189	$627,959	$718,187

At December 31, 2010

			90 Days
	30 - 59	60 - 89	or More
	Days	Days	Past Due or		Total
	Past Due	Past Due	Non-Accrual	Current	Loans
Consumer loans	$47	$168	$1,533	$24,123	$25,871
Commercial, financial and other	951	524	15,729	103,811	121,015
Land Development Residential	—	—	9,111	13,214	22,325
Land Development Non Residential	4,000	—	1,734	4,236	9,970
Commercial Construction — Residential	—	—	7,763	2,500	10,263
Commercial Construction — Non-Residential	—	—	317	12,251	12,568
Commercial real estate mortgages	4,478	8,134	29,210	453,679	495,501
Residential real estate mortgages	—	—	1,166	37,172	38,338

Total Loans	$9,476	$8,826	$66,563	$650,986	$735,851

Impaired loans and non-performing loans are defined differently. Impaired loans are loans for which the collection of principal and interest according to the contractual terms of the agreement is not probable. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

C. Loans and Allowance for Loan Losses (con’t)
A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loan relationships that are rated substandard and are on non-accrual status are considered to be impaired. All impaired loans over $500,000 are individually evaluated. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.
Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Impaired loans over $500,000 are evaluated at least quarterly and the impairment or shortfall is a component of the Corporation’s allowance for loan losses. The impairment of a loan is determined by assessing the underlying value of the collateral that supports a loan or the present value of expected future cash flows discounted at the loan’s effective interest rate.
Impaired loans consist of non-accrual loans and loans classified as troubled debt restructurings. Troubled debt restructurings are loans that have been restructured in some manner due to the financial need of the borrower. Interest is accrued on the outstanding balance of troubled debt restructurings.. Payments on non-accrual loans are recorded as principal payments by the Corporation. Payments on troubled debt restructurings are recorded as normal loan payments of principal and interest by the Corporation.
An analysis of impaired loans by loan type at March 31, 2011 and December 31, 2010 (in thousands) is listed below:

C.	Loans and Allowance for Loan Losses (con’t)
Loans at March 31, 2011

				Average
	Unpaid			Investment	Interest
	Principal	Recorded	Specific	In Impaired	Income
	Balance	Investment	Allowance	Loans	Recognized
Without a specific valuation allowance
Consumer loans	$2,532	$2,179	$—	$1,856	$—
Commercial, financial and other	19,255	13,703	—	15,088	20
Construction and land development	24,664	17,402	—	17,556	67
Commercial real estate mortgages	45,394	40,144	—	38,481	199
Residential real estate mortgages	1,027	962	—	1,064	—

Total	$92,872	$74,390	$—	$74,045	$286

With a specific valuation allowance
Consumer loans	$—	$—	$—	$—	$—
Commercial, financial and other	4,202	4,202	228	4,056	18
Construction and land development	21,473	20,259	6,064	19,278	72
Commercial real estate mortgages	20,713	21,601	6,035	21,114	57
Residential real estate mortgages	—	—	—	—	—

Total	$46,388	$46,062	$12,327	$44,448	$147

Total
Consumer loans	$2,532	$2,179	$—	$1,856	$—
Commercial, financial and other	23,457	17,905	228	19,144	38
Construction and land development	46,137	37,661	6,064	36,834	139
Commercial real estate mortgages	66,107	61,745	6,035	59,595	256
Residential real estate mortgages	1,027	962	—	1,064	—

Total Impaired Loans	$139,260	$120,452	$12,327	$118,493	$433

Loans at December 31, 2010

				Average
	Unpaid			Investment	Interest
	Principal	Recorded	Specific	In Impaired	Income
	Balance	Investment	Allowance	Loans	Recognized
Without a specific valuation allowance
Consumer loans	$1,886	$1,533	$—	$1,102	$—
Commercial, financial and other	22,412	16,472	—	17,827	125
Construction and land development	31,156	17,709	—	22,530	96
Commercial real estate mortgages	41,773	36,818	—	38,794	927
Residential real estate mortgages	1,323	1,166	—	2,181	—

Total	$98,550	$73,698	$0	$82,434	$1,148

With a specific valuation allowance
Consumer loans	$—	$—	$—	$—	$—
Commercial, financial and other	3,910	3,910	1,135	3,933	90
Construction and land development	18,364	18,296	5,280	10,976	240
Commercial real estate mortgages	22,174	20,628	4,310	17,545	497
Residential real estate mortgages	—	—	—	—	—

Total	$44,448	$42,834	$10,725	$32,454	$827

Total
Consumer loans	$1,886	$1,533	$—	$1,102	$—
Commercial, financial and other	26,322	20,382	1,135	21,760	215
Construction and land development	49,520	36,005	5,280	33,506	336
Commercial real estate mortgages	63,947	57,446	4,310	56,339	1,424
Residential real estate mortgages	1,323	1,166	—	2,181	—

Total Loans	$142,998	$116,532	$10,725	$114,888	$1,975

C.	Loans and Allowance for Loan Losses (con’t)

The Corporation utilizes a rating system to assign a risk rating to all loans in the loan portfolio. The rating system used consists of classification grading from one through nine which identifies the inherent risk associated with a loan. These risk ratings are assigned by the loan officer and subsequently reviewed by the First Vice President — Credit. Subsequently, each loan is regularly reviewed by the First Vice President — Credit. The frequency of this review is dependent on the current risk rating and the balance of the loan.

Excellent Quality (Pass)

Borrower may be a privately held company with a strong balance sheet, consistent earnings, and worthy of unsecured credit. Leverage and liquidity are average to slightly better than average within industry. History of profitable operations, but conditions exist that would suggest borrower’s earnings could temporarily decline due to market or economic conditions. Cash flow is adequate and profit margins are slightly above average within the industry.

Good Quality (Pass)

Subject to normal degree of risk. Cash flow adequate to service debt, but is susceptible to some deterioration due to seasonal or economic fluctuations. Balance sheet contains some leverage, and liquidity could be temporarily tight. There could be some asset concentration.

Satisfactory Quality (Pass)

Reasonable risk. Some unfavorable characteristics would be reliance on single product or major customer concentration, volatility of earnings or increasing leverage which is still within normal industry parameters.

Acceptable Risk (Pass)

More unpredictability in earnings and cash flow. Borrower may have experienced modest and presumably temporary losses (less than 10% of capital), however cash flow is still sufficient to meet debt service. Leverage and liquidity are below normal industry standards. Secondary source of repayment may be limited.

Watch

A Watch asset is not considered “rated” or “classified” for regulatory purpose, but is considered a criticized asset, which bears watching due to some modest deterioration in financial performance or external threats, such as lawsuit, environmental issue, or potential loss of a significant customer. The following points are characteristics which a Monitor asset may exhibit: financial condition has taken a negative turn and may be temporarily strained; borrower may have experienced recent losses from operations up to 20% of net worth, cash flow may be insufficient to service debt in the most recent six month period. This rating also applies to all other real estate loans performing at a level slightly under the parameters as originally underwritten.

C.	Loans and Allowance for Loan Losses (con’t)

Special Mention

A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan, or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The following are some of the attributes of a Special Mention credit: loans are currently protected, but are potentially weak due to negative trends in the balance sheet or income statement; there is a lack of effective control over the collateral or documentation deficiencies exists; there is a potential risk of payment default; management’s ability to cope with the current financial condition is questioned; collateral coverage is becoming strained but is still acceptable; operating losses may exceed 20% of capital. This rating applies to all other real estate loans performing at a level significantly under the level as originally underwritten.

Substandard

This grade includes “Substandard” loans in accordance with regulatory guidelines. Loans categorized in this grade possess a well defined credit weakness and the likelihood of repayment from the primary source is uncertain. Significant financial deterioration has occurred and very close attention is warranted to ensure the full repayment without loss. Collateral coverage may be marginal. All non-accrual loans will be rated “7” or worse.

Doubtful

This grade includes “Doubtful” loans in accordance with regulatory guidelines. Such loans have been placed on non-accrual status and may be heavily dependent upon collateral possessing a value that is difficult to determine or based upon some near-term event which lacks clear certainty. These loans have all of the weaknesses of those classified as Substandard however, based on existing conditions, these weaknesses make full collection of the principal balance highly improbable.

Loss

Assets classified as Loss are determined to be uncollectible based on current facts. Accordingly, they should be classified as “Loss” and promptly charged off.

Loans segregated by risk category based on internally assigned risk ratings at March 31, 2011 and December 31, 2010 are listed below (in thousands):
At March 31, 2011

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
Consumer loans	$22,407	$59	$2,530	$481	$25,477
Commercial, financial and other	71,818	14,026	20,642	374	106,860
Land Development Residential	5,719	1,910	11,618	502	19,749
Land Development Non Residential	2,032	1,027	6,537	—	9,596
Commercial Construction — Residential	108	—	9,727	—	9,835
Commercial Construction — Non-Residential	996	—	12,226	—	13,222
Commercial real estate mortgages	335,090	47,316	112,689	823	495,918
Residential real estate mortgages	35,158	763	1,609	—	37,530

Total Loans	$473,328	$65,101	$177,578	$2,180	$718,187

C.	Loans and Allowance for Loan Losses (con’t)
At December 31, 2010

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
Consumer loans	$22,988	$—	$2,798	$85	$25,871
Commercial, financial and other	77,076	14,298	29,641	—	121,015
Land Development Residential	9,456	1,511	11,358	—	22,325
Land Development Non Residential	3,571	4,035	2,364	—	9,970
Commercial Construction — Residential	47	—	10,216	—	10,263
Commercial Construction — Non-Residential	281	—	12,287	—	12,568
Commercial real estate mortgages	338,194	56,410	100,897	—	495,501
Residential real estate mortgages	35,750	771	1,817	—	38,338

Total Loans	$487,363	$77,025	$171,378	$85	$735,851

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Charge-offs are recommended by the First Vice President — Credit and approved by the Senior Vice President & Head of Lending or the President of the Corporation.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Loans have various types and levels of risk. All loans have repayment risk. Real estate loans also have valuation risk, as the value of the underlying collateral can decline for various reasons. Commercial real estate loans have historically involved more risk than residential loans, because loan balances are greater and repayment is dependent upon the borrower’s operations. Other types of commercial loans are typically secured by other assets. Commercial real estate loans and other commercial loans typically have personal guarantees provided by the borrowers. Management addresses these various types and levels of risk by utilizing a stringent underwriting and loan approval process. Management has instituted a diligent loan monitoring process and formed a special assets department, which is responsible for managing most non-performing loans. The special assets department meets on a bi-weekly basis with the President , Senior Vice President & Head of Lending and the First Vice President-Credit to discuss loans in the special assets portfolios.

C.	Loans and Allowance for Loan Losses (con’t)

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Corporation’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Activity in the allowance for loan losses during the three months ended March 31, 2011 by loan type is further described below (in thousands):
For the three months ended March 31, 2011

		Commercial ,	Construction	Commercial	Residential
		Financial	and Land	Real Estate	Real Estate
	Consumer	& Other	Development	Mortgages	Mortgages	Total
Balance at January 1, 2011	$1,115	$6,571	$7,870	$12,102	$313	$27,971

Provision for loan losses	130	(523)	972	891	(75)	1,395

Charge-offs	—	136	534	795	99	1,564
Recoveries	8	11	140	10	—	169

Net Charge-offs	(8)	125	394	785	99	1,395

Balance at March 31, 2011	$1,253	$5,923	$8,448	$12,208	$139	$27,971

C.	Loans and Allowance for Loan Losses (con’t)

The Loan portfolio and allowance for loan losses segregated by evaluation methodology at March 31, 2011 and December 31, 2010 is further described below (in thousands):

	Allowance For Loan Losses Evaluated at March 31, 2011
		Commercial ,	Construction	Commercial	Residential
		Financial	and Land	Real Estate	Real Estate
	Consumer	& Other	Development	Mortgages	Mortgages	Total
Individually Evaluated For Impairment	$—	$228	$6,064	$6,035	$—	$12,327

Collectively Evaluated For Impairment	1,253	5,695	2,384	6,173	139	15,644

Allowance for loan losses	$1,253	$5,923	$8,448	$12,208	$139	$27,971

	Loans Evaluated at March 31, 2011
		Commercial ,	Construction	Commercial	Residential
		Financial	and Land	Real Estate	Real Estate
	Consumer	& Other	Development	Mortgages	Mortgages	Total
Individually Evaluated For Impairment	$2,179	$17,905	$37,661	$61,745	$962	$120,452

Collectively Evaluated For Impairment	23,298	88,954	18,842	430,073	36,568	597,735

Total loans	$25,477	$106,859	$56,503	$491,818	$37,530	$718,187

	Allowance For Loan Losses Evaluated at December 31, 2010
		Commercial ,	Construction	Commercial	Residential
		Financial	and Land	Real Estate	Real Estate
	Consumer	& Other	Development	Mortgages	Mortgages	Total
Individually Evaluated For Impairment	$—	$373	$5,280	$5,072	$—	$10,725

Collectively Evaluated For Impairment	1,136	6,292	2,036	7,438	344	17,246

Allowance for loan losses	$1,136	$6,665	$7,316	$12,510	$344	$27,971

	Loans Evaluated at December 31, 2010
		Commercial ,	Construction	Commercial	Residential
		Financial	and Land	Real Estate	Real Estate
	Consumer	& Other	Development	Mortgages	Mortgages	Total
Individually Evaluated For Impairment	$1,533	$20,382	$36,005	$57,446	$1,166	$116,532

Collectively Evaluated For Impairment	24,338	100,633	19,121	438,055	37,172	619,319

Total loans	$25,871	$121,015	$55,126	$495,501	$38,338	$735,851

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

There was no activity in the shares or options of the plan during the three months ended March 31, 2011. For the options outstanding at March 31, 2011, the range of exercise prices was $7.69 to $14.65 per share with a weighted-average remaining contractual term of 1.3 years. At March 31, 2011, options for 242,991 shares were exercisable at weighted average exercise price of $10.25 per share. There was no intrinsic value at March 31, 2011.

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

Stock Options Granted — Stock options were awarded to officers in 2005, 2006 and 2008. The incentive stock options were granted with exercise prices equal to market prices on the day of grant. At March 31, 2011, there were stock options outstanding for 258,865 shares with a weighted average exercise price of $4.17 per share.

The Corporation recognized stock option compensation expense of $15,000 during the three months ended March 31, 2011 and 2010. Compensation cost of $98,000 and $36,000 is expected to be recognized during 2011 and 2012, respectively.

Restricted Stock Grants — Restricted stock was awarded to officers in 2005, 2006 and 2008. The restricted stock is eligible to vest three years from grant date. Upon full vesting, restricted shares are transferred to common shares. At March 31, 2011, there were 39,765 shares of restricted stock outstanding.

D.	Incentive Stock Plans (con’t)

The Corporation recognized restricted stock compensation expense of $66,000 and $16,000, respectively during the three months ended March 31, 2011, respectively. Compensation cost of $176,000 and $0 is expected to be recognized during 2011 and 2012, respectively.

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to our valuation hierarchy.

Securities available for sale

Fair values of securities, available for sale are estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurements of the Corporation’s assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (in thousands):
At 03/31/2011

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
GSE — mortgage backed securities	$52,867	$—	$52,867	$—
Other securities	250	—	250	—

Total securities, available for sale	$53,117	$—	$53,117	$—

At 12/31/2010

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
GSE — mortgage backed securities	$54,561	$—	$54,561	$—
Other securities	250	—	250	—

Total securities, available for sale	$54,811	$—	$54,811	$—

E.	Fair Value of Assets and Liabilities ( con’t)

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

The following table presents the fair value measurements of the Corporation’s assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (in thousands):
At 03/31/2011

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$69,234	$—	$—	$69,234
Other real estate	$12,442	$—	$—	$12,442
At 12/31/2010

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$66,977	$—	$—	$66,977
Other real estate	$10,003	$—	$—	$10,003

E.	Fair Value of Assets and Liabilities ( con’t)

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows (in thousands):

	At March 31, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$103,310	$103,310	$93,775	$93,775
Mortgage loans held for sale	749	761	353	356
Securities available for sale	53,117	53,117	54,836	54,811
Federal Home Loan Bank Stock	3,605	3,605	3,605	3,605
Loans	718,187	717,469	735,851	734,106
Accrued interest receivable	3,310	3,310	3,286	3,286

Liabilities:
Deposits	794,153	796,968	812,101	815,582
Federal Home Loan Bank advances	63,668	63,926	63,716	64,060
Subordinated debentures	10,000	5,005	10,000	4,718
Accrued interest payable	1,079	1,079	1,216	1,216
Fair Value of Financial Instruments

The following methods and assumptions were used by the Corporation in estimating its fair value disclosure for financial instruments:

Cash and Cash Equivalents, Securities Sold Under Agreements to Repurchase, Interest-bearing Deposits and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Loans Held for Sale

Fair value is based upon the quoted price for the sale of those loans.

E.	Fair Value of Assets and Liabilities ( con’t)

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

F. Capital and Operating Matters

Stockholders’ equity at March 31, 2011 was $26,994,000 compared to $26,959,000 as of December 31, 2010, an increase of $35,000. The increase was primarily due to net income during the period.

Based on the respective regulatory capital ratios, the Bank is considered to be undercapitalized at March 31, 2011 and December 31, 2010.

The following is a presentation of the Corporation’s and Bank’s regulatory capital ratios (in thousands):

					Minimum
					To Be Well Capitalized
			Minimum for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total capital (to risk weighted assets)
Consolidated	47,543	6.54%	58,189	8.00%	N/A	N/A
Bank	47,640	6.55%	58,179	8.00%	72,724	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	38,219	5.25%	29,095	4.00%	N/A	N/A
Bank	38,316	5.27%	29,090	4.00%	43,634	6.00%
Tier 1 capital (to average assets)
Consolidated	38,219	4.21%	36,304	4.00%	N/A	N/A
Bank	38,316	4.23%	36,239	4.00%	45,299	5.00%

As of December 31, 2010
Total capital (to risk weighted assets)
Consolidated	47,591	6.34%	60,012	8.00%	N/A	N/A
Bank	46,169	6.17%	59,902	8.00%	74,877	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	37,984	5.06%	30,006	4.00%	N/A	N/A
Bank	36,580	4.89%	29,951	4.00%	44,926	6.00%
Tier 1 capital (to average assets)
Consolidated	37,984	4.09%	37,135	4.00%	N/A	N/A
Bank	36,580	3.95%	37,077	4.00%	46,346	5.00%

F. Capital and Operating Matters (con't)

The capital ratios disclosed in the middle column of the table above are minimum requirements. Due to our financial condition, the Bank entered into a formal enforcement action (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”) which conveys specific actions needed to address certain findings from their examination and to address our current financial condition. The Consent Order includes a capital directive, which requires the Bank to have and maintain its level of tier 1 capital as a percentage of total assets (capital ratio) at a minimum of 9% and its level of qualifying total capital as a percentage of risk-weighted assets (total risk-based capital ratio) at a minimum of 12%. These ratios are in excess of the statutory minimums to be well-capitalized.

Applicable federal prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on its regulatory capital ratios, the Bank is undercapitalized at March 31, 2011. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.

The Corporation needs to raise sufficient capital to be in compliance with the Consent Order. Management is pursuing various sources of capital and estimates the need to raise approximately $40 million to be in compliance with its Consent Order with the FDIC and OFIR. Given the current economic environment, there can be no assurance the Corporation will be able to raise the estimated capital needed. Additionally, if real estate values in the Corporation’s market area continue to decline, this will negatively impact the loan portfolio and values of other real estate owned. Additional declines in real estate values would result in the need for additional provision expense resulting in increased losses and further reducing the Corporation’s and the Bank’s capital.

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

G. Consent Order and Federal Reserve Bank Agreement (con't)
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
The Consent Order also includes a capital directive, which requires the Bank to have and maintain its level of tier 1 capital as a percentage of total assets (capital ratio) at a minimum of 9% and its level of qualifying total capital as a percentage of risk-weighted assets (total risk-based capital ratio) at a minimum of 12%. These ratios are in excess of the statutory minimums to be well-capitalized. At March 31, 2011, the Bank’s total risk-based capital ratio was 6.36%. Additionally, the Bank is prohibited from declaring or paying any cash dividends without prior written consent of the FDIC.

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

Federal Reserve Board Agreement

Due to our financial condition, the Federal Reserve Bank of Chicago (“FRB”) required that our Board of Directors sign a formal enforcement action (“Consent Order”) with the FRB which conveys specific actions needed to address certain findings from their examination and to address our current financial condition. We entered into the Written Order on June 15, 2010, which contains certain requirements that are to be met by specific dates, including the submission of a capital plan, the submission of annual cash flow projections and the submission of quarterly update reports.

With the exception of raising additional capital, management believes that it has met all of the provisions of the written order.

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

Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies, trends in customer behavior as well as their ability to repay loans; actions by bank regulators; availability of capital; changes in local real estate values; changes in the national and local economy; and other factors, including risk factors disclosed in this report, the Corporation’s 2010 Annual Report on Form 10-K, or disclosed from time to time in other filings made by the Corporation with the Securities and Exchange Commission. These are representative of the Future Factors and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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
The Corporation recorded net income of $154,000 during the three months ended March 31, 2011, compared to a net income of $1,128,000 during the same period during 2010. The net income was primarily the result of net interest income, partially offset by costs related to non-performing assets, such as the provision for loan losses and write-downs to real estate owned.
The Corporation reported provision for loan losses of $1,395,000 for the three month period ended March 31, 2011, compared to $100,000 for the same period in 2010, an increase of $1,295,000. The provision for loan losses were primarily due to net charge-offs during the three month ended March 31, 2011. Net charge-offs during the first quarter of 2011 amounted to $1,395,000. The charge-offs recorded during the first quarter of 2011 had allocations of $396,000 in the allowance for loan loss as of December 31, 2010. The difference between the charge-offs recorded during the three months ended March 31, 2011 and the allocation in the allowance for loan losses at December 31, 2010 was primarily due to full charge-offs taken on loans which are not specifically analyzed because the outstanding balance of those loans were less than $500,000. These loans were assigned an allocation based on historical charge-offs. The Corporation’s policy is to specifically analyze all impaired loans with a balance over $500,000. The Corporation also reported write-downs on real estate of $326,000 for the three months ended March 31, 2011 compared to $656,000 for the same period in 2010, a decrease of $330,000 or 50%.
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

Due to our financial condition, the Federal Reserve Bank of Chicago (“FRB”) required that our Board of Directors sign a formal enforcement action (“Consent Order”) with the FRB which conveys specific actions needed to address certain findings from their examination and to address our current financial condition. We entered into the Written Order on June 15, 2010, which contains certain requirements that are to be met by specific dates, including the submission of a capital plan, the submission of annual cash flow projections and the submission of quarterly update reports.
Management continues to supplement its Special Assets Department, which is responsible for the management of most non-performing loans and the liquidation of real estate owned. During 2011, the Bank will continue to focus on the reduction of non-performing assets. The Special Assets Department was created in 2008 to evaluate and manage the special assets portfolio effectively and to reduce the amount of non-performing assets. In 2009 and 2010, additional resources were provided to this department by adding a Special Assets Manager in 2009 and additional loan officer in 2009 and 2010 in this department. The reduction of non-performing assets is a primary objective of management and is critical to the future success of the Corporation.
Net Interest Income
2011 Compared to 2010. As noted on the chart on the following page, net interest income for the three month period ended March 31, 2011 was $8,569,000, compared to $8,055,000 for the same period in 2010, an increase of $514,000 or 6% for the period. This increase was caused primarily by the decline in the cost of liabilities. Similarly, the increase in the Corporation’s net interest spread and net interest margin was primarily due to the decline in the cost on interest bearing liabilities. The Corporation’s interest rate margin was 3.96% for the three month period ended March 31, 2011 compared to 3.47% for the same period in 2010. The Corporation’s interest rate spread was 3.84% for the three month period ended March 31, 2011 compared to 3.27% for the same period in 2010.
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

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$93,261	$136	0.59%	$65,286	$37	0.23%
Federal funds sold	55	1	7.37%	119	1	3.41%
Securities, available for sale	54,131	442	3.31%	49,835	168	1.37%
Loans	729,132	10,369	5.77%	826,719	11,778	5.78%

Sub-total earning assets	876,579	10,948	5.07%	941,959	11,984	5.16%
Other assets	31,030			31,949

Total assets	$907,609			$973,908

Liabilities and stockholders’ equity
Interest bearing deposits	$712,596	$2,119	1.21%	$769,744	$3,543	1.87%
Other borrowings	73,692	260	1.43%	73,828	386	2.12%

Sub-total interest bearing liabilities	786,288	2,379	1.23%	843,572	3,929	1.89%
Non-interest bearing deposits	90,050			84,327
Other liabilities	2,993			2,442
Stockholders’ equity	28,278			43,567

Total liabilities and stockholders’ equity	$907,609			$973,908

Net interest income		$8,569			$8,055

Net interest rate spread			3.84%			3.27%

Net interest margin on earning assets			3.96%			3.47%

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

	2011/2010
	Change in Interest Due to:
	Average	Average	Net
(In thousands)	Balance	Rate	Change
Assets
Interest bearing deposits with banks	$40	$59	$99
Federal funds sold	(1)	1	—
Investment securities, available for sale	33	241	274
Loans	(1,388)	(21)	(1,409)

Total earning assets	($1,316)	$280	($1,036)

Liabilities
Interest bearing deposits	($159)	($1,265)	($1,424)
Other borrowings	1	(127)	(126)

Total interest bearing liabilities	($159)	($1,391)	($1,550)

Net interest income			$514

Net interest rate spread			0.57%

Net interest margin on earning assets			0.49%

Provision for Loan Losses
2011 Compared to 2010. The provision for loan losses was $1,395,000 for the three month period ended March 31, 2011, compared to $100,000 for the same period in 2010, an increase of $1,295,000 or 1295% for the period. The provision for loan losses were primarily due to net charge-offs during the period, which amounted to $1,395,000 for the period and was substantiated by management’s internal analysis of the adequacy of the allowance for loan losses.
Non-accrual loans were $71,953,000 at March 31, 2011 compared to $66,563,000 at December 31, 2010, an increase of $5,390,000 during the three months ended March 31, 2011. This increase was due to the migration of primarily previously identified classified loans. These loans have been identified as impaired loans and have been charged down to the value of the collateral or an appropriate reserve has been identified in the allowance for loan loss. Of this increase, all but approximately $1,183,000 were identified at December 31, 2010 as classified loans with reserves for losses established accordingly.

The decline in the economic environment in Southeastern Michigan during 2009 and 2010 has negatively impacted many or the Bank’s commercial borrowers. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry, including the bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These two automotive manufacturers were reorganized in 2009. Subsequently, the domestic automotive manufacturing industry and the economic environment in Southeastern Michigan began to show signs of improvement during the second half of 2010. However, this improvement in the economic environment in Southeastern Michigan has not yet led to an improvement in the level of delinquent or non-performing loans in the Bank’s loan portfolio or to an increase in the underlying collateral value of our loan portfolio or holdings of other real estate. Management has recognized this trend in our analysis of the allowance for loan losses at March 31, 2011.
The adequacy of the allowance for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical loss experience on such types of loans, and current economic conditions.
Non-interest Income (Loss)
2011 Compared to 2010. Non-interest income was $75,000 for the three month period ended March 31, 2011 compared to a non-interest loss of ($59,000) for the same period in 2010. The increase in non-interest income was primarily due to the decline in the amount of write-downs on other real estate during 2011. During the three months ended March 31, 2011, the Corporation recorded write-downs on real estate in the amount of $326,000 compared to $656,000 during the same period in 2010.
When transactions related to other real estate and securities are excluded, non-interest income for the three month period ended March 31, 2011 amounted to $477,000 compared to $539,000 during the same period in 2010, a decrease of $62,000 or 11% for the period. This decrease is primarily caused by the decrease in the service charges on deposit accounts and the gain on the sale of loans during the period in 2011.
Non-interest Expense
2011 Compared to 2010. Non-interest expense was $7,095,000 for the three month period ended March 31, 2011, compared to $6,768,000 for the same period in 2010, an increase of $327,000 or 5% during the period. The increase was primarily due to the increase in defaulted loan expense and insurance expense during the period.
Salaries and employee benefits amounted to $3,190,000 for the three month period ended March 31, 2011, compared to $3,119,000 for the same period in 2010, an increase of $71,000 or 2% for the period. As of March 31, 2011, the number of full time equivalent employees was 190 compared to 195 as of March 31, 2010.

Income Tax Provision
2011 Compared to 2010. Income tax expense was $0 for the three month periods ended March 31, 2011 and 2010. Management recorded a valuation allowance on the Corporation’s deferred tax asset during 2009. This valuation allowance amounted to $30,428,000 at March 31, 2011. Until this valuation allowance is retired, the Corporation will not record any income tax expense or benefit.
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
Assets. Total assets at March 31, 2011 were $896,994,000 compared to $915,684,000 at December 31, 2010, a decrease of $18,690,000 or 2%. The decrease was primarily due to the decrease in loans.
Interest bearing deposits with banks. Total interest bearing deposits with banks at March 31, 2011 were $95,801,000 compared to $87,075,000 at December 31, 2010, an increase of $8,726,000 or 10%. Interest bearing deposits with banks consists primarily of overnight deposits with the Federal Reserve Bank, business accounts with other correspondents banks and time deposits from other banks. These time deposits are fully insured and mature in less than thirty months.
Mortgage Loans Held for Sale. Total mortgage loans held for sale at March 31, 2011 were $749,000 compared to $353,000 at December 31, 2010, an increase of $396,000 or 112%. This increase was a result of the increase in the level of residential real estate mortgage loans waiting to be purchased by mortgage correspondents.
Securities — Available for Sale. Total securities, available for sale, at March 31, 2011 were $53,117,000 compared to $54,811,000 at December 31, 2010, a decrease of $1,694,000 or 3%. The decrease is primarily due to principal payments received on mortgage backed securities.
Please refer to Note B of the Notes to Condensed Consolidated Financial Statements for the amortized cost and estimated market value of securities, available for sale. The entire portfolio has a net unrealized loss of $1,225,000 at March 31, 2011. The unrealized loss is reflected by an adjustment to stockholders’ equity.
Federal Home Loan Bank Stock. Federal Home Loan Bank stock was valued at $3,605,000 at March 31, 2011 and December 31, 2010.
Loans. Total loans at March 31, 2011 were $718,187,000 compared to $735,851,000 at December 31, 2010, a decrease of $17,664,000 or 2%. The decrease was primarily due to net charge-offs of $1,395,000, the transfer of loans in the amount of $1,613,000 to other real estate and normal loan amortization during the period. Management expects loan balances to continue to decline during 2011. Major categories of loans included in the loan portfolio are as follows (in thousands):

	3/31/11	12/31/10	3/31/10
Consumer loans	$25,477	$25,871	$28,623
Commercial, financial, & other	106,859	121,015	141,338
Land development loans — residential property	19,749	21,975	36,089
Land development loans — non-residential property	9,596	9,970	9,711
Commercial real estate construction — residential property	9,835	10,613	12,164
Commercial real estate construction — non-residential property	13,222	12,568	20,813
Commercial real estate mortgages	495,919	495,501	521,701
Residential real estate mortgages	37,530	38,338	43,522

	718,187	735,851	813,961
Allowance for loan losses	(27,971)	(27,971)	(30,288)

	$690,216	$707,880	$783,673

The following is a summary of non-performing assets and problems loans (in thousands):

	3/31/11	12/31/10	3/31/10
Troubled debt restructuring	$48,499	$48,527	$31,737
Over 90 days past due and still accruing	236	—	1,127
Non-accrual loans	71,953	66,563	81,163

Total non-performing loans	120,688	115,090	114,027

Real estate owned	22,120	21,502	24,467
Other repossessed assets	—	—	—

Other non-performing assets	22,120	21,502	24,467

Total non-performing assets	$142,808	$136,592	$138,494

The increase in non-performing loans was largely due to the increase in non-accrual loans, which amount to $71,953,000 and $66,563,000 at March 31, 2011 and December 31, 2010, respectively. The distribution of non-accrual loans by loan type (in thousands) is as follows:

	Number of
	Loans	Balance
Consumer loans	23	$2,179
Commercial, financial, & other	44	13,617
Land development loans — residential property	13	10,890
Land development loans — non-residential property	3	1,943
Commercial real estate construction — residential property	7	7,302
Commercial real estate construction — non-residential property	1	258
Commercial real estate mortgages	62	34,802
Residential real estate mortgages	13	962

Total non-accrual loans	166	$71,953

The increase in non-accrual loans during the period was primarily due to the downgrading of 24 loans to non-accrual status for $9,477,000 and partially offset by net charge-offs of $1,395,000 and the transfer of 5 loans to other real estate for $1,613,000. This increase was primarily due to the migration of previously identified classified loans. These loans have been identified as impaired loans and have been charged down to the value of the collateral or an appropriate reserve has been identified in the allowance for loan loss. Loans transferred to non-accrual status during 2011 in the amount of $9,348,000 were identified at December 31, 2010 as classified loans with reserves for losses established accordingly. As these loans were identified as classified loans with the appropriate risk allocation in the allowance for loan losses at December 31, 2010, the migration of these loans to non-accrual status did not have a significant impact on the allowance for loan losses.
A summary of the loans transferred to non-accrual status during the three months ended March 31, 2011 is listed below (balances, in thousands):

	Number of
	Loans	Balance
Consumer loans	5	$656
Commercial, financial, & other	6	687
Land development loans — residential property	2	455
Land development loans — non residential property	1	210
Commercial real estate mortgages	8	7,353
Residential real estate mortgages	2	116

Total non-accrual loans	24	$9,477

Loans qualifying as troubled debt restructuring amounted to $48,499,000 and $48,526,000 at March 31, 2011 and December 31, 2010, respectively. These loans qualified as troubled debt restructuring primarily due to the temporary change in payment type from principal and interest to interest only or the lengthening the amortization period of certain loans. Loans categorized as troubled debt restructuring at March 31, 2011 are in compliance with their modified terms. The specific allowance of loans categorized as troubled debt restructuring was $6,023,000 and $6,310,000 at March 31, 2011 and December 31, 2010, respectively.
The most significant proportion of the Bank’s non-performing loans continues to be in the land development and commercial real estate construction segments of the Bank’s loan portfolio. These loans comprise 8% of loans and 28% of non-accrual loans at March 31, 2011. Management has implemented a strategy to decrease the amount of loans in these segments. These loans have decreased 5% during the first three months of 2011, while the loan portfolio has declined by 2% during the same period.
Management has identified substandard loans over $500,000. These loans are individually discussed by management and strategies are developed and implemented to manage these loans most effectively. Additionally, these loans have been evaluated under ASC 310-40 and appropriate reserve has been set up in the allowance for loan losses.
Allowance for Loan Losses. The allowance for loan losses was $29,971,000 at March 31, 2011 and December 31, 2010. The percentage of allowance for loan loss to loans was 3.89%, 3.80% and 3.72 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The Corporation recorded net charge-offs of $1,395,000 during the three months ended March 31, 2011. The loans charged off during the three months ended March 31, 2011 has allocation in the allowance for loan losses at December 31, 2010 amounting to $396,000.

The decline in the economic environment in Southeastern Michigan during 2009 and 2010 has negatively impacted many or the Bank’s commercial borrowers. This decline in economic conditions is heavily impacted by conditions and events that have recently impacted the automotive industry, including the bankruptcy of two major automotive manufacturers and resulting shut down of production and layoffs of employees. These two automotive manufacturers were reorganized in 2009. Subsequently, the domestic automotive manufacturing industry and the economic environment in Southeastern Michigan began to show signs of improvement during the second half of 2010. However, this improvement in the economic environment in Southeastern Michigan has not yet led to an improvement in the level of delinquent or non-performing loans in the Bank’s loan portfolio or to an increase in the underlying collateral value of our loan portfolio or holdings of other real estate.
Management has recognized this trend in our analysis of the allowance for loan losses at March 31, 2011. The allowance for loan losses was based upon management’s assessment of relevant factors, including loan growth, types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current economic conditions. If collateral values continue to decline, additions to the allowance for loan losses will be required and will have an adverse effect on the Corporation’s earnings through increases to the provision for loan losses.
The following is an analysis of the allowance for loan losses (in thousands):

	Three Months	Year	Three Months
	Ended	Ended	Ended
	03/31/11	12/31/10	03/31/10
Balance, beginning of year	$27,971	$35,125	$35,125

Charge-offs:
Consumer loans	—	1,019	342
Commercial, financial & other	136	6,385	1,521
Land development loans — residential property	157	1,887	1,292
Land development loans — non-residential property	—	36	229
Commercial real estate construction — residential property	319	10,046	906
Commercial real estate construction — non-residential property	58	300	36
Commercial real estate mortgages	795	4,455	558
Residential real estate mortgages	99	276	109
Recoveries:
Consumer loans	8	203	23
Commercial, financial & other	11	330	15
Land development loans — residential property	89	43	9
Land development loans — non-residential property	—	—	—
Commercial real estate construction — residential property	51	1	1
Commercial real estate construction — non-residential property	—	—	—
Commercial real estate mortgages	10	622	8
Residential real estate mortgages	—	73	—

Net charge-offs (recoveries)	1,395	23,132	4,937

Provision for loan losses	1,395	15,978	100

Balance, end of period	$27,971	$27,971	$30,288

Allowance to total loans	3.89%	3.80%	3.72%

Allowance to nonperforming assets	23.18%	24.30%	26.56%

Net charge-offs to average loans	0.19%	2.94%	0.60%

Premises and Equipment. Bank premises and equipment at March 31, 2011 were $18,969,000 compared to $19,195,000 at December 31, 2010, a decrease of $226,000 or 1%. The decrease is primarily due to depreciation during the period.
Other Real Estate. Other real estate at March 31, 2011 was $22,120,000 compared to $21,502,000 at December 31, 2010, an increase of $618,000 or 3%. The distribution of other real estate by property type is listed below (in thousands):

	Number of
Property Type	Properties	Amount
Single Family Homes	21	$1,539
Multi-Family	2	550
Condominium	21	1,341
Vacant Land	25	11,187
Commercial	10	3,490
Office/Retail	7	4,013

Total	86	$22,120

Other real estate is comprised of real estate owned of $19,188,000 and real estate in redemption status of $2,933,000. Thirteen properties with a book value of $2,055,000 are currently generating rental income.
Accrued Interest Receivable. Accrued interest receivable at March 31, 2011 was $3,310,000 compared to $3,286,000 at December 31, 2010, an increase of $24,000 or 1%. The increase was primarily due to the increase in the accrued interest receivable on loans.

Other Assets. Other assets at March 31, 2011 were $1,598,000 compared to $11,277,000 at December 31, 2010, a decrease of $9,679,000 or 86%. The decrease was primarily due to the receipt of income tax refunds for 2004 through 2007 in the amount of $7,248,000.
Deposits. Total deposits at March 31, 2011 were $794,153,000 compared to $812,101,000 at December 31, 2010, a decrease of $17,948,000 or 2%. The following is a summary of the distribution of deposits (in thousands):

	03/31/11	12/31/10	03/31/10
Non-interest bearing:
Demand	$95,075	$88,267	$86,407

Interest bearing:
Checking	$71,853	$73,107	$79,566
Money market	56,274	53,499	57,864
Savings	43,101	41,214	44,992
Time, under $100,000	277,615	291,478	296,370
Time, $100,000 and over	250,235	264,536	286,818

	699,078	723,834	765,610

Total deposits	$794,153	$812,101	$852,017

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
Brokered deposits are included in the Time, $100,000 and over category. Brokered deposits were $0, $0 and $8,767,000 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

The following is a summary of the distribution of municipal deposits (in thousands):

	03/31/11	12/31/10	03/31/10
Interest bearing checking	$2,795	$2,940	$2,485
Time, $100,000 and over	3,496	3,546	4,368

Total municipal deposits	$6,291	$6,486	$6,853

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were $63,668,000 at March 31, 2011 compared to $63,716,000 at December 31, 2010, a decrease of $48,000. The decrease was due to the scheduled partial repayment of a Federal Home Loan Bank advance.
Accrued Interest Payable. Accrued interest payable at March 31, 2011 was $1,079,000 compared to $1,056,000 at December 31, 2010, an increase of $23,000 or 2%. The increase was primarily due to the timing of deposit maturies.
Other Liabilities. Other liabilities at March 31, 2011 were $1,100,000 compared to $1,852,000 at December 31, 2010, a decrease of $752,000 or 41%. The decrease was primarily due to the decrease in accrued liabilities during the period.
Subordinated Debentures. Subordinated debentures were $10,000,000 at March 31, 2011 and December 31, 2010. On December 19, 2002, the Corporation issued $10,000,000 of floating rate obligated mandatory redeemable securities through a special purpose entity as part of a pooled offering. The securities have a term of thirty years. The Corporation may redeem the securities after five years at face value. They are considered to be Tier 1 capital for regulatory capital purposes. Debt issue costs of $300,000 have been entirely amortized. During the third quarter of 2009, the Corporation elected to defer regularly scheduled quarterly interest payments on the Corporation’s subordinated debentures. The terms of the subordinated debentures allow for the deferral of regularly scheduled quarterly interest payments for up to twenty consecutive quarters.

Capital
Stockholders’ equity at March 31, 2011 was $26,994,000 compared to $26,959,000 as of December 31, 2010, an increase of $35,000. The increase was due to net income during the period.
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
The regulatory capital ratios of the Corporation’s and the Bank are presented in Note F. Based on the respective regulatory capital ratios, the Bank is considered to be undercapitalized at March 31, 2011 and December 31, 2010. The decline in the Bank’s regulatory capital position has been caused primarily by the losses sustained by the Bank.
The capital ratios disclosed in the middle column of the table in Note F are minimum requirements. Higher capital ratios may be required by federal and state bank regulators if warranted by the particular circumstances or risk profiles of specific institutions.
Applicable federal prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on its regulatory capital ratios at March 31, 2011, the Bank is undercapitalized. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.
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
The Corporation needs to raise sufficient capital during 2011 to return the Bank to well-capitalized status. Management is pursuing various sources of capital and estimates the need to raise approximately $40 million in capital to be in compliance with its Consent Order with the FDIC and OFIR. Given the current economic environment, there can be no assurance the Corporation will be able to raise the estimated capital needed.

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
The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2011, which are expected to mature or reprice in each of the time periods shown below.

	Interest Rate Sensitivity Period
	1-90	91-365	1-5	Over
(In thousands)	Days	Days	Years	5 Years	Total
Earning assets
Federal funds sold	$55	$—	$—	$—	$55
Interest bearing deposits with Banks	52,814	8,311	34,676	—	95,801
Mortgage loans held for sale	749	—	—	—	749
Securities available for sale	0	5	21	53,091	53,117
Federal Home Loan Bank stock	3,605	—	—	—	3,605
Total loans, net of non-accrual	142,286	145,303	333,045	25,599	646,233

Total earning assets	199,509	153,619	367,742	78,690	799,560

Interest bearing liabilities
Total interest bearing deposits	175,076	361,222	162,516	263	699,077
Federal Home Loan Bank advances	53,500	—	10,168	—	63,668
Other Borrowings	—	—	—	—	—
Subordinated debentures	10,000	—	—	—	10,000

Total interest bearing liabilities	238,576	361,222	172,684	263	772,745

Net asset (liability) funding gap	(39,067)	(207,603)	195,058	78,427	$26,815

Cumulative net asset (liability) funding gap	($39,067)	($246,670)	($51,612)	$26,815

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

The following tables provide information about the Bank’s contractual obligations and commitments at March 31, 2011 (in thousands):
Contractual Obligations

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total

Certificates of deposit	$439,338	$75,945	$9,091	$3,476	$527,850
Long-term borrowings	53,668	10,000	—	—	63,668
Lease commitments	522	420	161	—	1,103
Subordinated debentures	—	—	—	10,000	10,000

Totals	$493,528	$86,365	$9,252	$13,476	$602,621

Unused Loan Commitments and Letters of Credit

	Amount Of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total

Unused loan commitments	$23,108	$7,178	$4,225	$7,059	$41,570
Standby letters of credit	375	12	—	—	387

Totals	$23,483	$7,190	$4,225	$7,059	$41,957

Item 4. Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the review of the disclosure controls of the registrant, the Chief Executive Officer and the Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2011.
Internal Controls Over Financial Reporting — There has been no change in the registrant’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the risk factors disclosed in the Corporation’s annual report on Form 10-K for the year ended December 31, 2010, the following risk factors may affect the Corporation’s business, financial condition or results of operations. All of the risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because they could cause the actual results and conditions to differ materially from those projected in forward-looking statements. The risks highlighted here and in the Corporation’s annual report are not the only ones the Corporation faces. If the adverse matters referred to in any of the risk factors actually occurs, the Corporation’s business, financial condition or operations could be adversely and materially affected. In that case, the trading price of the Corporation’s common stock could decline, and you may lose all or part of your investment.
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
With the exception of raising additional capital, management believes that it has met all of the provisions of the Consent Order and the Written Order.

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

Date: May 13, 2011

Exhibit Index

Exhibit	Description
31.1	CEO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.